Form 10-K
period 2020-12-31
Carter Bankshares, Inc.
filed 2021-03-12
CIK 1829576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-39731

CARTER BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	85-3365661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Kings Mountain Road, Martinsville, Virginia	24112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (276) 656-1776

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	CARE	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                              Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                                                 Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of Carter Bankshares, Inc.’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2020 was $198,774,712.

There were 26,428,501 shares of common stock of Carter Bankshares, Inc. outstanding as of March 5, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Carter Bankshares, Inc., to be filed pursuant to Regulation 14A for the 2021 annual meeting of shareholders to be held June 23, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

PART 1

ITEM 1. BUSINESS

General

Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia with assets of $4.2 billion at December 31, 2020.  The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered commercial bank which operates branches in Virginia and North Carolina and is the fourth largest state chartered commercial bank headquartered in Virginia, operating 92 branches across both states. The Bank provides a full range of financial services with retail, commercial banking products and insurance products.

Holding Company Reorganization

The Company was incorporated on October 7, 2020, by and at the direction of the board of directors of the Bank, for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company pursuant to a corporate reorganization transaction (the “Reorganization”). On November 9, 2020, the Bank entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with the Company and CBT Merger Sub, Inc. (the “Merger Sub”), a wholly-owned subsidiary of the Company, pursuant to which the Reorganization would be effected. Effective at 7:00 p.m. on November 20, 2020 (the “Effective Time”), under the terms of the Reorganization Agreement and pursuant to Section 13.1-719.1 of the Virginia Stock Corporation Act (the “VSCA”), the Bank merged with the Merger Sub and survived such merger as a wholly-owned subsidiary of the Company. Prior to the Effective Time, the Company had no material assets and had not conducted any business or operations except for activities related to the Company’s organization and the Reorganization.

At the Effective Time, under the terms of the Reorganization Agreement and pursuant to Section 13.1-719.1 of the VSCA, each of the outstanding shares of the Bank’s common stock, par value $1.00 per share, formerly held by its shareholders was converted into and exchanged for one newly issued share of the Company’s common stock, par value $1.00 per share, and the Bank became the Company’s wholly-owned subsidiary. The shares of the Company’s common stock issued to the Bank’s shareholders were issued without registration under the Securities Act of 1933, as amended (the “Act”), pursuant to the exemption from registration provided by Section 3(a)(12) of the Act. Pursuant to Section 13.1-719.1 of the VSCA, the Reorganization did not require approval of the Bank’s shareholders.

In the Reorganization, each shareholder of the Bank received securities of the same class, having substantially the same designations, rights, powers, preferences, qualifications, limitations and restrictions, as those that the shareholder held in the Bank.

Prior to the Effective Time, the Bank’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, it filed annual and quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). Upon consummation of the Reorganization, the Company’s common stock was deemed to be registered under Section 12(b) of the Exchange Act, pursuant to Rule 12g-3(a) promulgated thereunder, and the Company now files annual reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

The Company’s common stock is traded on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “CARE.”

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Operations

The Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Bank incurs expenses for the cost of deposits, provision for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.

Our mission is that the Bank strives to be the preferred lifetime financial partner for our customers and shareholders, and the employer of choice in the communities the Bank is privileged to serve. Our strategic plan focuses on restructuring the balance sheet to provide more diversification and higher yielding assets to increase the net interest margin. Another area of focus is the transformation of the infrastructure of the Bank to provide a foundation for operational efficiency and provide new products and services for our customers that will ultimately increase noninterest income.

Our focus continues to be on loan and deposit growth with a shift in the composition of deposits to more low cost core deposits with less dependence on higher cost certificates of deposits (“CDs”), as well as, implementing opportunities to increase fee income while closely monitoring our operating expenses. The Bank is focused on executing our strategy to successfully build our brand and grow our business in our markets. The Bank’s net interest margin has benefited due to our strategy to deploy our excess cash into higher yielding and diversified investment securities and purchased loans, as well as, the runoff of higher cost deposits.

The Bank offers a full range of deposit services including LIFETIME FREE CHECKING, interest checking accounts, savings accounts, retirement accounts and other deposit accounts of various types, ranging from money market accounts to longer-term CDs. These products and services are available to our personal and business customers. The transaction accounts and time CDs are tailored to each of the Bank's principal markets at competitive rates. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership.

The Bank also offers a full range of commercial and personal loans. Commercial loans include both secured and unsecured loans. Consumer loans include residential mortgage, secured and unsecured loans for financing automobiles, home improvements, education, overdraft protection, personal investments and credit cards. The Bank also makes real estate construction and acquisition loans, and originates and holds fixed and variable rate mortgage loans. In addition, the Bank now offers home equity lines of credit to its customers.

The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a “loan to one” borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus. The Bank may not make loans to any director, officer, employee or 10% shareholder of the Bank unless the loan is approved by the Company’s Board of Directors (the “Board”) and is made on terms not more favorable than are made available to a person not affiliated with the Bank.

Other bank services include safe deposit boxes, direct deposit of payroll and social security checks and debit cards. Online banking products including a full suite of digital tools including: online and mobile banking, online account opening, bill pay, eStatements, mobile deposit, Zelle®, CardValet®, digital wallet, and MoneyPass® network of ATMs. Treasury and corporate cash management services are also available to our business customers. The Bank also provides title insurance and other financial institution-related products and services. The Bank has no current plans to exercise trust powers.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

The Bank has one wholly owned subsidiary, CB&T Investment Company (“the Investment Company”), which was chartered effective April 1, 2019. The Investment Company was formed to hold and manage a group of investments previously owned by the Bank and to provide additional latitude to purchase other investments.

The Company is a Virginia business corporation subject to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System (“FRB”). The Company’s principal office is the same as the Bank’s principal office and is located at 1300 Kings Mountain Road, Martinsville, Virginia 24112. The Company’s telephone number at that address is (276) 656-1776. The Company’s website address is www.cbtcares.com.

Competition

The Bank experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and other non-bank lenders including mortgage companies and consumer finance companies. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies and brokerage firms. Some of the financial organizations competing with the Bank have greater financial resources than the Bank. Certain of these financial organizations also have greater geographic coverage and some offer bank and bank-related services which the Bank does not offer.

Human Capital Management

Our employees are the engine that drives our mission to be the preferred lifetime financial partner for the communities in which we are privileged to serve. Our core values of building lasting relationships, inclusivity, and optimism are key to building and maintaining a team-oriented environment with employees that are engaged in open communication to help each other serve, learn, and grow. Our investment in competitive compensation, health benefits, wellness programs, and a focus on healthy work-life integration allows our employees to provide a high level of professional service to our customers. At Carter Bankshares, Inc., caring is what we’ll always do best.

Demographics

As of December 31, 2020, we employed 828 full-time and part-time employees across our two-state footprint. No employees are represented by a collective bargaining unit. For fiscal year 2020, we hired 81 employees. Our voluntary separation turnover rate was 18.8% in fiscal year 2020.

Compensation, Benefits, and Wellness

Our compensation strategy includes the development of job descriptions that are reviewed annually. We use market-based compensation and benefits data to provide competitive salaries and benefits for our employees. We offer paid leave, health benefits, wellness programs, a 401(k) program with matching and year-end employer contributions, restricted stock awards for high performing employees, flexible spending accounts, and employee assistance programs to all eligible employees. We bring in external professionals who conduct wellness programs, especially during the COVID-19 pandemic, to help our employees remain focused on their health and wellness.

Employee Performance and Development

The development and performance of our employees is centered on open dialogue that provides the teammate with our expectations for their role and management the opportunity to understand their insight on careers and aspirations. Our performance review process uses core competencies and a standardized rating system to measure performance. Employees are provided the opportunity at the start of the review cycle to perform a self-assessment including comments. These self-assessments are available for their leaders to review as they develop the overall performance rating. The performance review is used as input for the merit increase process.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

The Bank developed a standard New Employee Orientation (NEO) program that employees attend on their first day of employment. The Human Resources team, along with various departments, provide a standard first-day program so new employees receive consistent information to jump start their new opportunity with the Bank. Employees also complete an average of 15 hours of regulatory and compliance training each year, in addition to training specific to their job duties and responsibilities. Leadership programs have been developed and conducted to provide leaders with the tools and resources they need to develop their employees and build high-performing teams. Employees are given opportunities to attend webinars and enroll in outside classes to enrich their professional goals.

Diversity, Equity, and Inclusion

We strive to promote inclusion through our core company values and behaviors. We use various communication channels to develop an engaged workforce and create an inclusive workplace.

Here is a snapshot of our diversity metrics as of December 31, 2020:

Gender	% of Total
Female	81.30%
Male	18.70%

Generation	% of Total
Generation Z (1997 and later)	5.00%
Millennials (1981 - 1996)	34.10%
Generation X (1965 – 1980)	31.40%
Baby Boomers (1946 – 1964)	28.40%
Silent Generation (before 1946)	1.10%

Ethnicity	% of Total
American Indian / Alaskan Native	0.24%
Asian	0.85%
Black or African American	8.33%
Hispanic or Latino	1.69%
Two or more races	1.45%
White	87.44%

We continue our commitment to equal employment opportunities by focusing on attracting, developing and retaining a diverse workforce.

Talent Acquisition

We focus on fairness and equitable approaches to create an environment where all of our employees can develop and thrive. Our efforts include ongoing reviews of our selection and hiring practices alongside a continued focus on pay equity analysis to offer our employees’ salaries based on their experience, knowledge, skills, abilities, and fit for the job duties and responsibilities.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Our talent acquisition program uses various external partners to reach a diverse population of candidates. We review the levels of engagement and inclusion of our current workforce through surveys, including external benchmarks from organizations like the Best Companies Group. In the most recent survey, our employees expressed a high degree of feeling they belong within the organization.

Supervision and Regulation

General

Bank holding companies, banks and their affiliates are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Virginia Bureau of Financial Institutions (the “Bureau”), the FDIC, the FRB, the Internal Revenue Service (“IRS”), federal and state taxing authorities, and the SEC.

The following summary briefly describes significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Company’s and the Bank’s operations.

Regulatory Reform

The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Bank. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

The Company and the Bank continue to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how we conduct business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future. Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed below in more detail.

Regulation of the Company and the Bank

As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (the “BHCA”) and regulation and supervision by the FRB. Pursuant to the BHCA, the FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company. The FRB and the FDIC have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies. These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit systems, information systems, data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, corporate governance, asset growth, asset quality, earnings, liquidity and risk management.

The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks, and permits interstate banking acquisitions subject to certain conditions, including national and state concentration limits. The FRB has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. A bank holding company must be “well capitalized” and “well managed” to engage in an interstate bank acquisition or merger, and banks may branch across state lines provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state. Bank holding companies and their subsidiaries are also subject to restrictions on transactions with insiders and affiliates, as further discussed below. Finally, the Company is subject to the periodic reporting requirements of the Exchange Act, including, but not limited to, filing annual, quarterly and other current reports with the SEC.

The Bank is subject to supervision, regulation and examination by the Bureau and the Bank’s primary federal regulator, the FDIC. Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Bank establishes a comprehensive framework for its operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the shareholders of the Bank. The Bank is not a member of the Federal Reserve System.

Banking Acquisitions; Changes in Control

The BHCA and related regulations require, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the FRB will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties’ managerial resources and risk management and governance processes and systems, the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements, and the acquiring institution’s performance under the Community Reinvestment Act and its compliance with fair housing and other consumer protection laws.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

On April 1, 2020, the FRB’s new rule for determining whether a company has control over a bank or other company for purposes of the BHCA, and the control presumptions promulgated under Regulation Y, became effective. The new rule provides specific guidance for the FRB’s approach to certain control evaluations, including a tiered framework incorporating a series of presumptions based on ownership of a class of voting securities. A company may be presumed to be in control of a target second company based on five levels of ownership of voting securities: (i) less than five percent; (ii) five percent; (iii) ten percent; (iv) 15 percent; (v) 25 percent; and (vi) with a presumption triggered at levels below 25 percent, depending on whether any of nine types of relationships exist (i.e., directors and director service positions, business relationships and business terms, officer/employee interlocks, contractual powers, proxy contests involving directors, and total equity ownership) and, at the same time, ownership of a class of voting securities exceeds certain thresholds. As was the case prior to the new rule, a presumption of control (once triggered) does not automatically result in a control determination under the BHCA as such presumptions may be rebutted. The new rule applies only to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

Certain Transactions by Insured Banks with their Affiliates

There are statutory restrictions related to the extent bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution (i.e., banking) subsidiaries. In general, an “affiliate” of a bank includes the bank’s parent holding company and any subsidiary thereof. However, an “affiliate” does not generally include the bank’s operating subsidiaries. A bank (and its subsidiaries) may not lend money to, or engage in other covered transactions with, its non-bank affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction, exceeds the following limits: (a) in the case of any one such affiliate, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 10 percent of the bank’s capital stock and surplus; and (b) in the case of all affiliates, the aggregate amount of covered transactions of the bank and its subsidiaries cannot exceed 20 percent of the bank’s capital stock and surplus. “Covered transactions” are defined to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Certain covered transactions are also subject to collateral security requirements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms, which means that the transaction must be conducted on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliates or, in the absence of comparable transactions, that in good faith would be offered to or would apply to nonaffiliates. Moreover, certain amendments to the BHCA provide that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Regulatory Capital Requirements

All financial institutions are required to maintain minimum levels of regulatory capital. The FDIC establishes risk-based and leveraged capital standards for the financial institutions they regulate. The FDIC also may impose capital requirements in excess of these standards on a case-by-case basis for various reasons, including financial condition or actual or anticipated growth.

As of December 31, 2020 and 2019, the Bank qualified as a “well capitalized” institution (see Note 21) of the Notes to Consolidated Financial Statements filed herewith). Under the risk-based capital requirements, through December 31, 2015, the Bank was required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital was required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder, “Tier 2 capital,” consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss reserve.

The federal regulatory agencies established a minimum leveraged capital ratio (Tier 1 capital to period end total average assets). These guidelines provided for a minimum leverage capital ratio of 4%. The guidelines also provided that banking organizations experiencing internal growth or making acquisitions were expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In response to the COVID-19 Pandemic, the federal bank regulatory authorities issued an interim final rule in March 2020 to provide banking organizations that are required to implement ASU 2016-13, Measurement of Credit Losses on Financial Instruments before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.

On August 26, 2020, the federal banking agencies adopted a final rule that allows the Company to phase in the impact of adopting the Current Expected Credit Losses (“CECL”) methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. This final rule is substantially similar to the interim final rule issued in March 2020. Refer to the section titled Capital Resources in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K for information regarding the impact of this final rule on the Company’s regulatory capital.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Basel III Capital Framework

The FRB and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Final Rules”) that apply to banking institutions they supervise. For the purposes of the Basel III Final Rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules and minimum capital ratios required to be maintained by banks were effective January 1, 2015. The Basel III Final Rules also include a requirement that banks maintain additional capital (the “capital conservation buffer”), which was phased in beginning January 1, 2016 and was fully phased-in effective January 1, 2019. The Basel III Final Rules and fully phased-in capital conservation buffer require banks to maintain a:

•	minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the minimum CET1 ratio, effectively resulting in a required ratio of CET1 to risk-weighted assets of at least 7%);

•	minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (effectively resulting in a required Tier 1 capital ratio of 8.5%);

•	minimum ratio of total capital (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a required total capital ratio of 10.5%); and

•	minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of December 31, 2020, the Bank met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer on a fully phased-in basis as if such requirements were in effect as of that date.

Community Bank Leverage Ratio

As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On October 29, 2019, the federal banking agencies issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”). To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided that its leverage ratio remains above 8% (a bank will be deemed well-capitalized during the grace period). The CBLRF became available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). As of December 31, 2020, the Bank has not elected to apply the CBLRF.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Dividend Limitations

The Company is a legal entity that is separate and distinct from the Bank. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. Both the Company and the Bank are subject to laws and regulations that limit the payment of dividends, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, FRB supervisory guidance indicates that the FRB may have safety and soundness concerns if a bank holding company pays dividends that exceed earnings for the period in which the dividend is being paid. Further, the Federal Deposit Insurance Act (“FDIA”) prohibits insured depository institutions such as the Bank from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. We do not expect that any of these laws, regulations or policies will materially affect the ability of the Company or the Bank to pay dividends.

Insurance of Accounts, Assessments and Regulation by the FDIC

Deposits with the Bank are insured through the Deposit Insurance Fund (“DIF”) of the FDIC. As a DIF-insured institution, the Bank is subject to FDIC rules and regulations as administrator of the DIF. The Dodd-Frank Act made permanent the current standard maximum deposit insurance amount of $250,000. The FDIC coverage applies per depositor, per insured depository institution, for each account ownership category. The FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions.

The FDIC is authorized to prohibit any DIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the insurance fund. Also, the FDIC may initiate enforcement actions against banks after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution, including the Bank, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank’s deposit insurance.

The actual assessment to be paid by each DIF member is based on the institution’s assessment risk classification and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2020, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The Federal Deposit Insurance Act (“FDIA”) requires that the FDIC consider the appropriate level for the DIF on at least an annual basis. As of December 31, 2020, the DIF was 2% and the minimum DIF was 1.35%.

Banks with less than $10 billion in total consolidated assets (such as the Bank) receive credits to offset the portion of their assessments that help to raise the reserve ratio to 1.35%. The FDIC will automatically apply such a bank’s credits to reduce its regular DIF assessment up to the entire amount of the assessment. The FDIC will remit any such remaining credits in a lump sum to the appropriate bank following application to the bank’s regular DIF assessment for four quarterly assessment periods.

In June 2020, the FDIC adopted a final rule that generally removes the effect of lending by financial institutions under the Small Business Administration’s Paycheck Protection Program (“PPP”) when calculating a bank’s deposit insurance assessment by providing an offset to the bank’s total assessment amount for the increase in the assessment base attributable to the bank’s participation in the PPP. This final rule began applying to FDIC deposit insurance assessments during the second quarter of 2020.

Community Reinvestment

The Community Reinvestment Act (the “CRA”) imposes on financial institutions, including the Bank an affirmative obligation to help meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in helping meet community credit needs currently are evaluated as part of the examination process pursuant to regulations adopted by the federal banking agencies. Under the regulation, a financial institution’s efforts in helping meet its community’s credit needs are evaluated, based on the particular institution’s total assets, according to three-pronged test of lending, investment and service in the community. The grade received by a bank is considered in evaluating mergers, acquisitions and applications to open a branch or facility. To the best knowledge of the Bank, it is meeting its obligations under the CRA. The Bank received a rating of “satisfactory” on its most recent CRA examination dated October 23, 2020.

Federal Home Loan Bank of Atlanta

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2020, the Bank owned $5.1 million of FHLB stock.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Consumer Protection

The Consumer Financial Protection Bureau (the “CFPB”) is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services, and has rulemaking authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“RESPA”)).

Because the Company and the Bank are smaller institutions (i.e., with assets of $10 billion or less), most consumer protection aspects of the Dodd-Frank Act will continue to be applied to the Company by the FRB and the Bank by the FDIC. However, the CFPB may include its own examiners in regulatory examinations by a smaller institution’s principal regulators and may require smaller institutions to comply with certain CFPB reporting requirements. In addition, regulatory positions taken by the CFPB and administrative and legal precedents established by CFPB enforcement activities, including in connection with supervision of larger banks, could influence how the FRB and the FDIC apply consumer protection laws and regulations to financial institutions that are not directly supervised by the CFPB. The precise effect of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty.

Mortgage Banking Regulation

In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act (“ECOA”), TILA, the Home Mortgage Disclosure Act, RESPA, the Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.

The Bank’s mortgage origination activities are also subject to Regulation Z, which implements TILA. Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Alternatively, a mortgage lender can originate “qualified mortgages,” which are generally defined as mortgage loans without negative amortization, interest-only payments, balloon payments, terms exceeding 30 years, and points and fees paid by a consumer equal to or less than 3% of the total loan amount. Under the EGRRCPA, most residential mortgage loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.” Higher-priced qualified mortgages (e.g., sub-prime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules. The Bank predominantly originates mortgage loans that comply with Regulation Z’s “qualified mortgage” rules.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Brokered Deposits

Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued final rules that amend the FDIC’s methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the Bank’s local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules are effective on April 1, 2021.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2020, the Bank was considered “well capitalized.”

Incentive Compensation

The federal banking agencies have issued regulatory guidance (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The FDIC will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published.

Confidentiality and Required Disclosures of Customer Information

The Company is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure. Certain exceptions may apply to the requirement to deliver an annual privacy notice based on how a financial institution limits sharing of nonpublic personal information, and whether the institution’s disclosure practices or policies have changed in certain ways since the last privacy notice that was delivered.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act (the “BSA”) requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA PATRIOT Act added regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the BSA impose on financial institutions customer due diligence requirements, and the federal banking regulators expect that customer due diligence programs will be integrated within a financial institution’s broader BSA and anti-money laundering compliance program. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Company finds the name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.

Temporary BSA Reporting Relief

The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) provided targeted relief from certain BSA reporting requirements and provided updated guidance to financial institutions on complying with such requirements during COVID-19. Specifically, FinCEN (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require re-verification under applicable BSA requirements, unless re-verification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to COVID-19, and (iii) temporarily suspended implementation if its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorships and entities operating under a “doing business as” or other assumed name. The Company and the Bank continue to monitor developments related to FinCEN’s targeted and temporary relief measures.

Corporate Transparency Act

On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (“CTA”), which requires the Financial Crimes Enforcement Network (“FinCEN”) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA will be required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties. At this time, FinCEN has yet to issue any proposed rules. Accordingly, the Company is unable to determine what impact (if any) the CTA and related regulations will have on the Company and the Bank. The Company will continue to monitor regulatory developments related to the CTA.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Cybersecurity

The federal banking agencies have also adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Company or the Bank fails to meet the expectations set forth in this regulatory guidance, the Company or the Bank could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company or the Bank. In addition, all federal and state banking agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

In October 2016, the federal banking agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal banking agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of smaller financial institutions, such as the Bank.

Stress Testing

The federal banking agencies have implemented stress testing requirements for certain large or risky financial institutions, including bank holding companies and state-chartered banks. Although these requirements do not apply to the Company and the Bank, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company and the Bank will be expected to consider its interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

Volcker Rule

The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the “Volcker Rule”). The EGRRCPA and final rules adopted to implement the EGRRCPA exempt all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of 5% or less of total assets, subject to certain limited exceptions. The Company believes that its financial condition and its operations are not significantly affected by the Volcker Rule, amendments thereto, or its implementing regulations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

Call Reports and Examination Cycle

All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamlined call report forms. In June 2019, the federal banking agencies issued a final rule to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report, and to reduce data reportable on certain streamlined call report submissions.

Effect of Governmental Monetary Policies

As with other financial institutions, the earnings of the Company and the Bank are affected by general economic conditions as well as by the monetary policies of the FRB. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The FRB exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the FRB’s monetary policies have had a significant impact on the operating results of the Company and the Bank and all financial institutions in the past and are expected to continue to do so in the future.

Legislative and Regulatory Responses to the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provided approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Many of the CARES Act’s programs depend upon the direct involvement of U.S. financial institutions and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of the Treasury, the FDIC, the FRB and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.

Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and the Bank. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material effect on the Company and the Bank. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance continue to be implemented and most are subject to implementing regulations developed over the course of several months during 2020, many of which continue to be refined by federal banking agencies. The Company and the Bank continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

CARES Act

Paycheck Protection Program (“PPP”)

PPP is an amendment to the Small Business Administration’s (“SBA”) 7-A loan program. PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during COVID-19. Initially, $349 billion were approved and designated for PPP in order for the SBA to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Bank became an approved SBA 7-A lender in the second quarter of 2020. The Bank participated in the initial round of funding though a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for PPP in April 2020, the Bank opted to stand up an internal, automated loan process utilizing its core system provider.

Congress enacted the Consolidated Appropriations Act of 2021 (the “CAA”) on December 27, 2020, which amended the CARES Act and included (i) the Economic Aid to Hard-Hit Small Businesses, Non-profits, and Venues Act, (ii) the COVID-Related Tax Relief Act of 2020, and (iii) the Taxpayer Certainty and Disability Relief Act of 2020. These laws include significant clarifications and modifications to PPP, which had terminated on August 8, 2020. In particular, Congress revived PPP and allocated an additional $284 billion in PPP funds for 2021. As a result, the SBA will modify prior guidance and promulgate new regulations and guidance to conform with and implement the new provisions during the first quarter of 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto. The Bank expects to continue to provide access to the PPP through our internal lending program for our current business customers.

Troubled Debt Restructurings (“TDRs”) and Loan Modifications for Affected Borrowers.

The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The provisions of the CARES Act dealing with temporary relief related to TDRs was extended pursuant to the CAA which was signed into law on December 27, 2020. The CAA extended the “applicable” period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Bank is currently applying this guidance to qualifying loan modifications.

Debt Guarantees and Account Insurance Increase

The CARES Act also authorized several key initiatives directly applicable to federal bank regulatory authorities, including (i) the establishment of a program by the FDIC to guarantee the debt obligations of solvent insured depository institutions and their affiliates (including their holding companies) through December 31, 2020 and (ii) an increase by the FDIC and the National Credit Union Association to the insurance coverage on any noninterest-bearing transaction accounts through December 31, 2020.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1. BUSINESS (continued)

FRB Programs and Initiatives related to the CARES Act and COVID-19

The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the Main Street Lending Program, (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP operated through five facilities: The Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. With the consent of the U.S. Department of the Treasury, the FRB terminated the MSLP facilities on January 8, 2021.

Separately and in response to COVID-19, the FRB’s Federal Open Market Committee (the “FOMC”) set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis – to an historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0-0.25%. Consistent with FRB policy, the FRB has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.

In addition, the FRB expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 outbreak: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The FRB has also established two new program facilities – the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility – to broaden its support for the flow of credit to households and businesses during COVID-19. On November 30, 2020, the FRB extended these lending facilities (scheduled to expire on or around December 31, 2020) through March 31, 2021.

Future Regulation

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on its financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to the Company and the Bank could have a material effect on our business.

Where You Can Find More Information

The Company files quarterly, annual and periodic reports, proxy statements and insider filings with the SEC. The Company’s SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. The Company’s SEC filings also are available through our web site (www.CBTCares.com at the “Filings” link under the “Investor” tab) as of the day they are filed with the SEC. Copies of documents also can be obtained free of charge by directing a request by telephone or mail to Investor Relations, Carter Bankshares, Inc., 1300 Kings Mountain Road, Martinsville, Virginia 24112; telephone number: (276) 656-1776.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS

Investments in the Company’s common stock involve risk. In addition to the other information set forth in this Report, including the information addressed under “Forward-Looking Statements,” investors in the Company’s common stock should carefully consider the factors discussed below. The following discussion highlights the risks that we believe are material to the Company, but does not necessarily include all risks that we may face. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Report, in which case the trading price of the Company’s common stock could decline.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could have a more material adverse impact on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. In March 2020, almost all states, including Virginia, where the Company is headquartered, and North Carolina, in which the Company has significant operations, issued “stay-at-home orders” and declared states of emergency. Many state and local governments began implementing phased regulations and guidelines for reopening communities and economies, often with reduced capacity and social distancing restrictions. However, recently, many state and local governments have implemented additional restrictions in light of the significant COVID-19 resurgence.

Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to our business and operations in the future. Impacts to our business have included decreased operating effectiveness due to additional health and safety precautions we implemented at our branches and the transition of 20% of our workforce to home locations, decreases in customer traffic in our branches and increases in requests for forbearance and loan modifications. Further, loan payment deferment programs that we have implemented and government stimulus programs, like the PPP, may mask credit deterioration in our loan portfolio by making less applicable standard measures of developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions remain in place or increase, the Company’s expenses, delinquencies, charge-offs, foreclosures and credit losses could materially increase, and we could experience reductions in interest and fee income. In addition, we anticipate that potential declines in credit quality could significantly affect the adequacy of our allowance for loan losses, which we expect could lead to increases in the provision for loan losses and related declines in our net income.

Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for the Company to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to cause the value of our Company’s investment portfolio and of collateral associated with our existing loans to decline. In addition, in March 2020, the FRB lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in part as a result of the pandemic. A prolonged period of very low interest rates could reduce the Company’s net interest income and have a material adverse impact on our cash flows and the market value of our investments or the manner in which we redeploy proceeds from maturing investments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

While we have taken and continue to take precautions to protect the safety and well-being of our employees and customers, no assurance can be given that the steps we’ve taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption to our employees’ ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of our third-party service providers who perform critical services for the Company’s business, or the businesses of many of our customers and borrowers. If COVID-19 is not successfully contained, we could experience a material adverse effect on its business, financial condition, results of operations and cash flow.

Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on the Company’s business are, without limitation:

•	the pandemic’s course and severity;

•	the uncertainty regarding new variants of COVID-19 that have emerged;

•	the speed and efficacy of vaccine and treatment developments;

•	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;

•	political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as current temporary or required continuing moratoria and other suspensions of collections, foreclosures, and related obligations;

•	the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;

•	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;

•	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;

•	the long-term effect of the economic downturn on the Company’s intangible assets such as our deferred tax asset and goodwill;

•	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;

•	the ability of the Company’s employees to work effectively during the course of the pandemic;

•	the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;

•	the possibility of increased fraud, cybercrime and similar incidents, due to vulnerabilities posed by the significant increase in our employees and customers handling their banking interactions remotely from home, the quick roll-out of various government-sponsored lending programs, like the PPP, or otherwise;

•	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;

•	potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and

•	geographic variation in the severity and duration of the COVID-19 pandemic, particularly in Virginia and North Carolina, where the Company operates physically.

The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets and meaningfully lower stock prices for many companies, including the Company’s common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock may continue to experience volatility and declines.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

The Company continues to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. However, if the COVID-19 pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows could be materially adversely affected.

The full effects of the COVID-19 pandemic may have a material adverse effect on the Company in numerous ways.

While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates and increased economic and market uncertainty. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk and human capital.

•	Our results of operations may continue to be negatively impacted by general economic or business conditions and uncertainty, including the strength of economic conditions in our principal area of operations impacting the demand for our products and services.

•	The low interest rate environment will continue to negatively impact our net interest income and net interest margin.

•	Loan losses may be higher and our provision for loan losses may continue to increase, due to deterioration in the financial condition of our commercial and consumer loan customers.

•	Declining asset and collateral values may necessitate increases in our provision for loan losses and net charge-offs.

•	Continued negative impact on the hospitality industry and our hotel portfolio, which could result in additional loan losses and net charge-offs.

•	We may have an interruption or cessation of an important service provided by a third-party provider.

•	Our liquidity and regulatory capital could be adversely impacted.

•	Any new or revised regulations regarding capital and liquidity adopted in response to the COVID-19 pandemic may require us to maintain materially more capital or liquidity.

•	Investors may have less confidence in the equity markets in general and in financial services industry in particular, which could have a negative impact on our stock price and resulting market valuation.

•	The economic downturn caused by the pandemic may last longer in the areas where we do business, which could negatively affect our financial performance.

•	We face heightened cyber security risk in connection with our operation in a remote working environment.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover. It is uncertain how long this recovery will take. As a result, we anticipate our business may be adversely affected during this recovery.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

Risks Related to Credit

A large percentage of the Company’s loans are secured by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

Approximately 79% of the Company’s loan portfolio as of December 31, 2020, was comprised of loans secured by real estate. An adverse change in the economy affecting values of real estate generally or in the market areas we serve specifically could impair the value of the Company’s collateral and its ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, the amounts the Company receives upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, the Company’s profitability and financial condition could be negatively impacted by an adverse change in the real estate market.

The Company relies on independent appraisals to determine the value of the real estate which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if foreclose on such loans is forced.

A significant portion of the Company’s loan portfolio consists of loans secured by real estate. We rely on independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan.

The Company’s level of credit risk is increased due to the level of commercial real estate loans in its portfolio.

Approximately 49% of the Company’s loan portfolio as of December 31, 2020, was comprised of loans secured by commercial purpose real estate, including loans related to hotels, strip malls and apartments. These loans generally carry larger loan balances and involve a greater degree of financial and credit risk than loans secured by residential real estate. Repayment of these loans is often dependent on the success of the borrower’s underlying business and the borrower’s ability to generate a positive cash flow sufficient to service its debts. The increased financial and credit risk associated with these loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of the loan balances, general economic conditions affecting values of real estate, and the existence of a market for the subject collateral. The ongoing adverse economic effects of the COVID-19 pandemic will likely exacerbate the financial and credit risk associated with these loans.

The Company’s exposure to hospitality at December 31, 2020 equated to approximately $497.2 million, or 16.9% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. However, we anticipate that a significant portion of our borrowers in the hotel industry will continue to operate at occupancy levels at or below breakeven, which has caused, and may continue to cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with the current economic conditions generally, may impact the value of real estate collateral in hospitality and other commercial real estate exposures. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

Allowance for loan losses may be insufficient.

All borrowers carry the potential to default and our remedies to recover may not fully satisfy money previously loaned. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. Management believes the allowance is adequate to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income or losses, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

The adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, referred to as CECL, will result in a significant change in how the Company recognizes credit losses. If the assumptions or estimates used in adopting the new standard are incorrect or needs to change, there may be a material adverse impact on the results of operations and financial condition.

The Company has elected to take advantage of Section 4014 of the CARES Act provision to temporarily delay adoption of the CECL methodology. The Company was subject to the adoption of the CECL accounting method under Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, we elected under the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020 which was later extended to January 1, 2022. The Company intends to adopt in the first quarter of 2021 as allowed under the provisions of the CARES Act.

CECL replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The measurement of expected credit losses is to be based on historical loss experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss mode required under current GAAP, which delays recognition until it is probable a loss has been incurred. Upon origination of a loan, the estimate of expected credit losses, and any subsequent changes to such estimate, will be recorded through provision for loan losses in our Consolidated Statements of (Loss) Income. The CECL model may create more volatility in the level of our allowance for loan losses.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

The CECL model permits the use of judgment in determining the approach most appropriate for the Company, based on facts and circumstances. Changes in economic conditions affecting borrowers, new information on our loans, and other factors, both within and outside of our control, may require an increase to the allowance for loan losses. We may underestimate our expected losses and fail to maintain an allowance for loan losses sufficient to account for these losses. We will continue to periodically review and update our CECL methodology, models and the underlying assumptions, estimates and assessments we use to establish our allowance for loan losses under the CECL standard to reflect our view of current conditions and reasonable and supportable forecasts. We will implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed. If the assumptions or estimates we use in adopting the new standard are incorrect or we need to change our underlying assumptions and estimates, there may be a material adverse impact on our results of operation and financial condition. For further information on our anticipated adoption of the CECL standard, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Our real estate lending business can result in increased costs associated with Other Real Estate Owned (“OREO”).

Because we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. We use methods for valuing collateral for impaired loans and OREO that are in compliance with Accounting Standards Codification (“ASC”) Topic 310 Receivables. The methods require the use of assumptions that are subject to change based on events impacting real estate values. The amount that we may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, and supply of and demand for properties. Certain expenditures associated with the ownership of income producing real estate, principally real estate taxes and maintenance costs, may adversely affect the net cash flows generated by the real estate. Therefore, the cost of operating income-producing real property may exceed the rental income earned from such property, and we may have to advance funds to protect our investment or we may be required to dispose of the real property at a loss.

Risks Related to Our Operations

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt the Company’s businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

The Company’s operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems.

The Company handles a substantial volume of customer and other financial transactions every day. Our financial, accounting, data processing, check processing, electronic funds transfer, loan processing, online and mobile banking, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. This could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume, electrical, telecommunications or other major physical infrastructure outages, natural disasters, events arising from local or larger scale political or social matters, including terrorist acts, and cyber-attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risk associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, and cause reputational harm.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

A cyber-attack, information or security breach, or a technology failure of ours or of a third-party could adversely affect the Company’s ability to conduct business or manage exposure to risk, resulting in the disclosure or misuse of confidential or proprietary information, increase costs to maintain and update our operational systems, security systems, and infrastructure, and adversely impact results of operations, liquidity and financial condition, as well as cause reputation harm.

The Company’s business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network, products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment.

Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its employees or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks has been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have not experienced cyber security incidents in the past, but there is no assurance that we will not experience an attack in the future. Technology failures, cyber-attacks or other information or security breaches can cause material losses or other material consequences.

In addition to external threats, insider threats also represent a risk to us. Insiders, having legitimate access to our systems and the information contained in them, have the opportunity to make inappropriate use of the systems and information. We have policies, procedures and controls in place designed to prevent or limit this risk, but we cannot guarantee that policies, procedures and controls fully mitigate this risk.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in our loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and /or that of our customers, or damage to computers or systems of our customers and/or third parties, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

The Company relies on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party could have a material adverse effect on our business.

The Company is dependent for the majority of our technology, including our core operating system, on third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruption to our business. In addition, each of these third parties faces the risk of cyber-attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services. We are dependent on these third-party providers securing their information systems, over which we have no control, and a breach of their information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of customer business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.

The Company is dependent on its management team, and the loss of its senior executive officers or other key employees could impair its relationship with its customers and adversely affect its business and financial results.

We believe that our growth and future success will depend in large part on the skills of our executive officers. We also depend upon the experience of the senior officers and other key personnel and their relationship with the communities they serve. The loss of the services of one or more of these officers or key personnel could have an adverse impact on the business of the Company because of their skills, knowledge of the market, years of industry experience and the difficulty promptly finding qualified replacement personnel.

Risks Related to Interest Rates and Investments

The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings and capital levels.

The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Also, our earnings are significantly dependent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect we will experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will work against us and our earnings may be negatively affected.

During the calendar year ending December 31, 2020, the Federal Open Market Committee (“FOMC”) took unprecedented measures to mitigate the potential disruption in the economy due to the COVID-19 pandemic and keep credit markets functioning properly.  On March 3, 2020 and again on March 16, 2020, the FOMC announced two rapid rate decreases in the target federal funds rate of 0.50% and 1.00%, respectively, resulting in a target federal funds rate of 0.00% - 0.25% for the balance of the calendar year. At December 31, 2020, U.S. Treasury yields continued to remain low across shorter maturities of the yield curve with the one-year U.S. Treasury yield at 0.09% and the five-year U.S. Treasury yield at 0.36%. In addition, the summary of economic projections released by the FOMC from their December 2020 meeting indicated the members of the FOMC expect short-term rates to likely remain unchanged through at least 2023.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

During the fourth quarter of 2020, yields on longer term U.S. Treasuries began to rise, indicating the market’s expectation of a potential future recovery. The ten-year U.S. Treasury yield increased from its all-time low of 0.52% at August 4, 2020 to 0.93% at December 31, 2020. On February 25, 2021, the ten-year U.S. Treasury yield continued its ascent closing at 1.54%, which was the highest ten-year U.S. Treasury yield since the onset of the COVID-19 pandemic in mid-March 2020.

A decrease in the general level of interest rates may, among other things, lead to an increase in prepayments on loans and increased competition for deposits. Conversely, an increase in the general level of interest rates may also, among other things, reduce the demand for loans and our ability to originate loans or increase the rate of default on existing loans. Accordingly, changes in the general level of market interest rates may affect net yield on interest-earning assets, loan origination volume, loan portfolios, and funding costs which impact our overall results.

Although our asset-liability management strategy is designed to control our risk from changes in the general level of market interest rates, market interest rates will be affected by many factors outside of our control, including inflation, recession, changes in unemployment, other economic conditions, money supply and international disorder and instability in domestic and foreign financial markets. It is possible that significant or unexpected changes in interest rates may take place in the future, and we cannot always accurately predict the nature or magnitude of such changes or how such changes may affect our business.

Uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. Intercontinental Exchange, Inc., the company that administers LIBOR, has stated that it intends to cease the publication of one week and two month LIBOR rates immediately after the LIBOR publication on December 31, 2021, and the remaining LIBOR rates immediately following the LIBOR publication on June 30, 2023, and will consult on such intentions. It is not possible to predict what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

Risks Related to Our Business Strategy

Our profitability depends significantly on local economic conditions.

Our success depends primarily on the general economic conditions of the geographic markets in which we operate, primarily in Virginia and North Carolina. The local economic conditions in the areas where we operate have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay their loans and the value of the collateral securing these loans and on customer demand for loans, deposits and other bank products. A significant decline in general economic conditions, including a decline caused by the COVID-19 pandemic, inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors, all of which are beyond our control, could impact these local economic conditions and negatively affect our financial results.

We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

We conduct our banking operations primarily in Virginia and North Carolina, including Fredericksburg, Charlottesville, Lynchburg, Roanoke, Christiansburg, Martinsville, Danville, Greensboro, Fayetteville, and Mooresville. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, conduct extensive promotional and advertising campaigns and offer a wider range of products, services and technologies.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios or may be required to increase the rates we pay on deposits or lower the rates we offer on loans and results of operations and financial condition may otherwise be adversely affected.

Our customers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on our financial condition and operations.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that have historically involved banks. For example, customers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. We face increasing competition from fintech companies, as trends toward digital financial transactions have accelerated during the COVID-19 pandemic. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

Risks Related to Regulatory Compliance and Legal Matters

We are subject to extensive government regulation and supervision.

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. See “Supervision and Regulation” included in Item 1. Business of this Report for a more detailed description of the certain regulatory requirements applicable to the Bank.

The Basel III Final Rules require higher levels of capital and liquid assets, which could adversely affect our net income and return on equity.

The Basel III Final Rules are complex and create additional compliance burdens, especially for community banks. The Basel III Final Rules require bank holding companies and their subsidiaries, such as us, to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. The stricter capital requirements were fully implemented on January 1, 2019. See “Supervision and Regulation” included in Item 1. Business of this Report for a more detailed description of the Basel III Final Rules applicable to us.

As a result of the Basel III Final Rules, many community banks could be forced to limit banking operations, activities and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. We believe that we maintain sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, we can offer no assurances with regard to the ultimate effect of the Basel III Final Rules, and satisfying increased capital requirements imposed by the Basel III Final Rules may require us to limit our banking operations, raise additional capital, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations. In addition, we could be subject to regulatory actions if we were unable to comply with such requirements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation and financial condition.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We are required to establish and maintain an adequate internal control structure over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in our internal control that require remediation, such as the material weakness related to appraisal requirements that we identified in 2019 and remediated during 2020. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our inability to maintain the operating effectiveness of the controls described above could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations. In addition, any failure to maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, require significant investments of management time, funds and other resources in remediation efforts, result in losses from fraud or error or harm to our reputation, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Our risk management framework may not be effective in mitigating risk and loss.

We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report and control the risks we face. These risks include, but are not limited to, interest rate, credit, liquidity, operational, reputation, legal, compliance, economic and litigation risk. Although we assess our risk management program on an ongoing basis and make identified improvements to it, we can offer no assurances that this approach and risk management framework (including related controls) will effectively mitigate the risks listed above or limit losses that we may incur. If our risk management program has flaws or gaps, or if our risk management controls do not function effectively, our results of operations, financial condition or business may be adversely affected.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the FRB affect us significantly. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine, to a significant extent, our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. FRB policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower's products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on our financial condition and results of operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

Risks Related to Liquidity

We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.

Our primary funding and liquidity source to support our business strategies is a stable customer deposit base. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If our deposit levels fall, we could lose a relatively low-cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as Fed Funds lines with other financial institutions or additional borrowings with the FHLB. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. If we are unable to access funding sufficient to support our business operations and growth strategies or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.

Our ability to meet contingency funding needs, in the event of a crisis that causes a disruption to our core deposit base, is dependent on access to wholesale markets, including funds provided by the FHLB of Atlanta.

We own stock in the FHLB of Atlanta, in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit with the FHLB that is secured by a blanket lien on select commercial loans, residential mortgages and investment securities available-for-sale and is estimated to be equal to 25% of our assets approximating $1.0 billion, with available borrowing capacity subject to the amount of eligible collateral pledged at any given time. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.

Risks Related to Owning Our Stock

The market price of our common stock may fluctuate significantly in response to a number of factors.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing U.S. economic environment and changes in the commercial and residential real estate market, any of which may cause our stock price to fluctuate. If our operating results fall below the expectation of investors or securities analysts, the price of our common stock could decline substantially.

Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	volatility of stock market prices and volumes in general;

•	changes in market valuations of similar companies;

•	changes in the conditions of credit markets;

•	changes in accounting policies or procedures as required by the FASB, or other regulatory agencies;

•	legislative and regulatory actions, including the impact of the Dodd-Frank Act and related regulations, that may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB;

•	additions or departures of key members of management;

•	fluctuations in our quarterly or annual operating results; and

•	changes in analysts’ estimates of financial performance.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 1A. RISK FACTORS – (continued)

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company is not restricted from issuing additional shares of common stock, and may issue securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of common stock and could be dilutive to shareholders. Because the Company’s decision to issue equity securities in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing, or nature of possible future stock issuances. Accordingly, the Company’s shareholders bear the risk that future stock issuances will reduce market prices and dilute their stock holdings in the Company.

Common stock is equity and is subordinate to the Company’s existing and future indebtedness and effectively subordinated to all the indebtedness and other non-equity claims against the Bank.

Shares of the Company’s common stock are equity interests and do not constitute indebtedness. As such, shares of the common stock will rank junior to all of the Company’s indebtedness and to other non-equity claims against the Company and its assets available to satisfy claims against it, including in the event of the Company’s liquidation. The Company is permitted to incur additional debt. Upon liquidation, lenders and holders of the Company’s debt securities would receive distributions of the Company’s available assets prior to holders of the Company’s common stock. Furthermore, the Company’s right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors, including holders of any depositors of the Bank or any debt issued by the Bank.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2. PROPERTIES

The Company’s principal executive office is located at 1300 Kings Mountain Road in Martinsville, Virginia. There are also two other corporate administrative locations that house its operations center and various other corporate functions. We offer our community banking services through 92 combined depository locations in Virginia and North Carolina at December 31, 2020. Seventy offices are located in Virginia and twenty-two are located in North Carolina. Two of these depository banking locations are held under lease contracts, one of which is held-for-sale in connection with sale of Bank branches. The branch sale is expected to occur in the second quarter of 2021. In addition, the Bank leases a loan production office and a commercial banking office. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. The leases are described in Note 8 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2020, no material legal proceedings were pending or threatened against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Dividends

The Company’s common stock trades on NASDAQ, under the ticker symbol “CARE.” As of the close of business on March 5, 2021, we had 2,437 shareholders of record.

Dividends

On October 14, 2016, prior to the Reorganization, the board of directors of the Bank (the "Bank Board") determined that it was prudent not to declare a quarterly cash dividend on the Bank's common stock beginning in the fourth quarter of 2016. Given the Bank’s history of paying a quarterly cash dividend on its common stock, this decision was an extremely difficult one and one that the Bank Board did not take lightly. However, the Bank Board believed this decision was necessary and appropriate as the Bank committed, and now the Company commits additional resources to assist with regulatory compliance, preserve capital during the COVID-19 pandemic, and makes significant investments in new technology and human resources. While recognizing the importance of dividends to its shareholders, the Board of Directors of the Company (the “Board”) has determined that preservation of capital is of paramount importance at this time.

The Bank Board announced on February 11, 2020 the declaration of a special one-time cash dividend of $0.14 per share. This dividend was paid on March 3, 2020 to shareholders of record as of February 18, 2020. The Bank Board emphasized that this was a one-time dividend and there are no immediate plans to reinstate a quarterly dividend. The amount and timing of future dividends, if any, remain subject to the discretion of the Company’s Board and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of the Company, applicable governmental regulations and other factors deemed relevant by the Board. With respect to the special one-time cash dividend, the Bank Board believed that it was appropriate to return some of our excess capital to our shareholders since our recent strategy of capital retention has resulted in capital levels that are well above the well-capitalized levels of federal banking regulatory agencies.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Five-Year Cumulative Total Return

The following chart compares the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and SNL Bank and Thrift Index, which includes the stocks of banks, thrifts and bank and financial holding companies listed on all major exchanges (NYSE, AMEX, NASDAQ) S&P Global Market Intelligence’s coverage universe.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Carter Bankshares, Inc.(1)	100.00	100.73	133.02	113.69	179.78	81.83
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank and Thrift Index	100.00	126.25	148.45	123.32	166.67	144.61

(1) An investment in Carter Bankshares, Inc. prior to November 2020 represents an investment in Carter Bank & Trust.

Repurchases of Shares of Common Stock

Neither the Company nor the Bank repurchased any shares of its common stock during 2020.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

The tables below summarize selected consolidated financial data as of the dates or for the periods presented and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and the Consolidated Financial Statements and Supplementary Data in Part II, Item 8 of this Report:

(Dollars in Thousands except per Share Data)	For the Year Ended December 31,
Five-Year Selected Financial Data	2020	2019	2018	2017	2016
Balance Sheet Summary
(At End of Period)
Total Assets	$4,179,179	$4,006,108	$4,039,599	$4,112,292	$4,505,529
Securities Available-for-Sale, at Fair Value	778,679	742,617	782,758	947,201	-
Securities Held-to-Maturity, at Cost	-	-	-	-	879,694
Loans Held-for-Sale	25,437	19,714	2,559	517	-
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	9,835	-	-	-	-
Portfolio Loans	2,947,170	2,884,766	2,703,792	2,684,445	2,731,783
Allowance for Loan Losses	(54,074)	(38,762)	(39,199)	(35,318)	(34,500)
Goodwill and Other Intangibles	-	62,192	62,192	63,350	63,261
Noninterest-Bearing Deposits	699,229	554,875	547,773	530,242	534,923
Interest-Bearing Deposits	2,900,682	2,949,370	3,043,408	3,139,373	3,528,916
Deposits Held for Assumption in connection with Sale of Bank Branches	84,717	-	-	-	-
Total Deposits	3,684,628	3,504,245	3,591,181	3,669,615	4,063,839
FHLB Borrowings	35,000	10,000	-	-	-
Other Liabilities	19,377	18,752	12,204	10,551	7,040
Total Liabilities	3,739,005	3,532,997	3,603,385	3,680,166	4,070,879
Retained Earnings	254,611	304,158	277,835	265,930	266,214
Accumulated Other Comprehensive Income (Loss)	15,721	127	(10,066)	(2,240)	-
Total Shareholders' Equity	440,174	473,111	436,214	432,126	434,650

Summary of Earnings
Interest Income	$140,941	$159,120	$152,019	$144,084	$147,648
Interest Expense	35,826	46,773	38,114	37,111	46,382
Provision for Loan Losses	18,006	3,404	16,870	43,197	17,717
Net Interest Income after Provision for Loan Losses	87,109	108,943	97,035	63,776	83,549
Noninterest Income	26,580	16,870	16,986	12,591	12,494
Noninterest Expense	158,775	98,029	99,713	94,579	78,419
Net (Loss) Income before Taxes	(45,086)	27,784	14,308	(18,212)	17,624
Income Tax Provision (Benefit)	772	1,209	2,403	(17,531)	1,645
Net (Loss) Income	$(45,858)	$26,575	$11,905	$(681)	$15,979

(Loss) Earnings per Share Basic and Diluted	$(1.74)	$1.01	$0.45	$(0.03)	$0.61
Cash Dividends Declared per Share	$0.14	$-	$-	$-	$0.30

Selected Ratios
Return on average assets	-1.12%	0.65%	0.29%	-0.02%	0.33%
Return on average equity	-9.78%	5.76%	2.75%	-0.15%	3.63%
Equity to Assets	10.53%	11.81%	10.80%	10.51%	9.65%
Total Risk-based capital	14.33%	14.83%	15.11%	14.05%	13.25%
Leverage Ratio	10.26%	10.33%	9.61%	9.25%	8.03%
Dividend Payout	NM	0.00%	0.00%	0.00%	49.30%

NM – percentage not meaningful

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reviews our financial condition for each of the past two years and results of operations for each of the past three years. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. Some tables may include additional time periods to illustrate trends within our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.

Important Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting the Company and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “believe,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: credit losses; technological risks and developments; cyber-security; threats, attacks or events; rapid technological developments and changes; the Company’s liquidity and capital positions; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the current COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth; the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein; legislative or regulatory changes and requirements, including the impact of the CARES Act, as amended by the CAA, and other legislative and regulatory reactions to the COVID-19 pandemic; potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic, including, among other things, under the CARES Act, as amended by the CAA; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and the Company, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the Company’s strategic branch network optimization plan; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or more costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could impact the re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described throughout this Report, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Explanation of Use of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, management uses, and this annual report references, adjusted net income and net interest income on a fully taxable equivalent, or (“FTE”), basis, each of which is a non-GAAP financial measure. Management believes these measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. Although management believes that this non-GAAP financial measure enhances an investor’s understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor is it necessarily comparable with similar non-GAAP measures which may be presented by other companies.

The Company believes the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income per the Consolidated Statements of (Loss) Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations – Year ended December 31, 2020."

The Company believes the presentation of adjusted net income to exclude the impact of a one-time goodwill impairment charge during 2020 will help an investor compare the results of our core business operations with our operations for other fiscal years and with the results of operations of other companies in the financial services industry. The following table reconciles adjusted net income to GAAP net income for the periods presented:

	Years Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Net Income	$(45,858)	$26,575	$11,905
Less: Goodwill Impairment Expense	62,192	-	-
Adjusted Net Income (non-GAAP)	$16,334	$26,575	$11,905

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Significant Accounting Estimates

The Company’s accounting and reporting policies conform to GAAP and predominant practice in the banking industry. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the periods presented or in future periods. We currently view the determination of the allowance for loan losses, goodwill and income taxes to be critical, because they are highly dependent on subjective or complex judgments, assumptions and estimates made by management.

Allowance for Loan Losses

We account for the credit risk associated with our lending activities through the allowance and provision for loan losses. The allowance represents management’s best estimate of probable incurred losses that have been incurred in our existing loan portfolio as of the balance sheet date. The provision is a periodic charge to earnings in an amount necessary to maintain the allowance at a level that is appropriate based on management’s assessment of probable estimated losses.

Management determines and reviews with the Board the adequacy of the allowance on a quarterly basis in accordance with the methodology described below:

•	Individual loans are selected for review in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables.” These are generally large balance commercial loans and commercial mortgages that are rated less than “satisfactory” based on our internal credit-rating process.

•	We assess whether the loans identified for review in step one are “impaired,” which means that it is probable that all amounts will not be collected according to the contractual terms of the loan agreement, which generally represents loans that management has placed on nonaccrual status.

•	For impaired loans we calculate the estimated fair value of the loans that are selected for review based on observable market prices, discounted cash flows or the value of the underlying collateral less costs to sell and record an allowance if needed. We individually evaluate all impaired loans greater than or equal to $1.0 million for additional impairment. In addition, we evaluate credits, which have complex loan structures, with balances less than $1.0 million for impairment. Impaired loans are reevaluated quarterly for additional impairment and adjustments to fair value less costs to sell are made, where appropriate. For collateral dependent loans, the first stage of our impairment analysis involves management’s inspection of the property in question to affirm the condition has not deteriorated since the previous impairment analysis date. The second stage involves an assessment of current trends in the regional market. After thorough consideration of these factors, management will either internally evaluate fair value or order a new appraisal. In circumstances where we feel confident in its ability to collect and analyze salient information on the subject collateral and its surrounding real estate market, an in-house valuation will be utilized.

•	We then select pools of homogeneous smaller balance loans, having similar risk characteristics, as well as unimpaired larger commercial loans, that have similar risk characteristics, for evaluation collectively under the provisions of the FASB ASC Topic 450, “Contingencies.” These smaller balance loans generally include residential mortgages, consumer loans, installment loans and some commercial loans.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	The FASB ASC Topic 450 loans are segmented into groups with similar characteristics and an allowance for loan losses is allocated to each segment based on recent loss history and other relevant information.

•	We then review the results to determine the appropriate balance of the allowance for loan losses. This review includes consideration of additional factors, such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and nonperforming assets, trends in the overall risk profile in the portfolio, trends in delinquencies and nonaccrual loans, and local and national economic information and industry data, including trends in the industries we believe are higher risk.

There are many factors affecting the allowance for loan losses; some are quantitative, while others require qualitative judgment. These factors require the use of estimates related to the amount and timing of expected future cash flows, appraised values on impaired loans, estimated losses for each loan category based on historical loss experience by category, and consideration of current economic trends and conditions, all of which may be susceptible to significant judgment and change. To the extent that actual outcomes differ from estimates, additional provisions for loan losses could be required that could adversely affect our earnings or financial position in future periods. The loan portfolio represents the largest asset category on our Consolidated Balance Sheets.

The Company intends to adopt ASU 2016-13, Measurement of Credit Losses, or CECL, in the first quarter of 2021, which will impact the measurement of the Company’s allowance for credit losses (including the allowance for losses on lending-related commitments). CECL replaces the previous incurred loss methodology, discussed above, which delays recognition until such loss is probable, with a methodology that reflects an estimate of lifetime expected credit losses considering current economic condition and forecasts. Though other assets, including investment securities and other receivables, are considered in-scope of the standard and will require a measurement of the allowance for credit loss, the most significant impact of CECL remains within the Company’s loan portfolios and related lending commitments.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various valuation techniques to determine fair value, including market, income and cost approaches. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When that occurs, we classify the fair value hierarchy on the lowest level of input that is significant to the fair value measurement. We used the following methods and significant assumptions to estimate fair value:

Securities: The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. For securities where quoted prices are not available, fair values are calculated on market prices of similar securities, or matrix pricing, which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. This valuation method is classified as Level 3 in the fair value hierarchy.

Impaired Loans: Impaired loans with an outstanding balance equal to or greater than $1.0 million are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All impaired loans with a specific reserve are classified as Level 3 in the fair value hierarchy.

Fair value for collateral dependent loans is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualities such as location, size, and income production capacity relative to the subject property of the appraisal. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Subsequent to the initial impairment date, existing impaired loans are reevaluated quarterly for additional impairment and adjustments to fair value less costs to sell are made, where appropriate. For collateral dependent loans, the first stage of our impairment analysis involves management’s inspection of the property in question to affirm the condition has not deteriorated since the previous impairment analysis date. Management also engages in conversations with local real estate professionals and market participants to determine the likely marketing time and value range for the property. The second stage involves an assessment of current trends in the regional market. After thorough consideration of these factors, management will either internally evaluate fair value or order a new appraisal. In circumstances where we feel confident in its ability to collect and analyze salient information on the subject collateral and its surrounding real estate market, an in house valuation shall be utilized. Factors which should be considered in an in house valuation are timing of sale, location and neighborhood, size of the structure and land component, age of any improvements, and other attributes as warranted by the Company. This determination is made on a property-by-property basis in light of circumstances in the broader economic climate and our assessment of deterioration of real estate values in the market in which the property is located. When we feel we cannot collect and analyze salient information on the subject collateral or the collateral’s real estate market, a full appraisal will be utilized.

CARTER BANKSHARES, INC. AND SUBSIDIARIE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For non-collateral dependent loans, the fair value is determined by updating the present value of estimated future cash flows using the loan’s existing rate to reflect the payment schedule for the remaining life of the loan.

Other Real Estate Owned (“OREO”): OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market, or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to revalue the assets, at minimum, once every twenty-four months based on the size of the exposure. Write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its carrying value or fair value less cost to sell. Such adjustments can be significant and result in a Level 3 classification of the inputs for determining fair value. At December 31, 2020 our OREO assets were in compliance with our OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

Goodwill

Goodwill assets with indefinite useful lives are tested for impairment at least annually and written down and charged to results of operations only in periods in which the recorded value is more than the estimated fair value. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are periodically evaluated for impairment.

The unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These triggering events indicated that goodwill related to our single reporting unit may be impaired and we expected to evaluate goodwill for impairment quarterly given the current environment.

During the first quarter of 2020, with the recent volatility in the financial services industry and in our economic environment we determined it prudent to have a full goodwill impairment analysis performed as of March 31, 2020 updated as of June 30, 2020. We performed the goodwill impairment test by determining the fair value of the reporting unit. We engaged a third-party financial advisor to prepare the market and income approaches in order to determine fair value. Their analysis supported the conclusion that the fair value of our common stock at June 30, 2020 was greater than both stated and tangible common book value and therefore no impairment to the goodwill was recorded at June 30, 2020.

As we monitored our performance due to the COVID-19 pandemic and continued to experience declines in our stock price in relation to other bank indices and the length of time that the market value of the reporting unit had been below its book value, we completed another interim quantitative goodwill impairment analysis as of September 30, 2020. Various valuation methodologies were considered when completing the quantitative impairment test to determine the estimated fair value of the reporting unit which is then compared to its carrying value, including goodwill. Upon completing the quantitative impairment analysis as of September 30, 2020, the analysis estimated fair value of the reporting unit to be less than the carrying value. Therefore, we recorded a goodwill impairment of $62.2 million, which represented the entire amount of goodwill allocated to the reporting unit. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, liquidity position, or our overall financial strength.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes

We estimate income tax expense based on amounts expected to be owed to the tax jurisdictions where we conduct business. On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported in the Consolidated Balance Sheets. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management assesses all available positive and negative evidence on a quarterly basis to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The amount of future taxable income used in management’s valuation is based upon management approved forecasts, evaluation of historical earnings levels, proven ability to raise capital to support growth or during times of economic stress and consideration of prudent and feasible potential tax strategies. If future events differ from our current forecasts, a valuation allowance may be required, which could have a material impact on our financial condition and results of operations.

Accrued taxes payable or receivable represent the net estimated amount due to or due from taxing jurisdictions and are reported in other liabilities and other assets, respectively, in the Consolidated Balance Sheets. Management evaluates and assesses the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, as well as the current period’s income tax expense and can be significant to our operating results.

Recent Accounting Pronouncements and Developments

Note 1 Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we have adopted during 2020.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this ASU simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. The amendments in this ASU will be effective on January 1, 2021 and are not expected to have any impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in US GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as Current Expected Credit Loss (“CECL”). The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For periodic report filers that are not smaller reporting companies, such as the Company, this standard (Topic 326) is effective as of January 1, 2020.

The Company has elected to take advantage of Section 4014 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provision to temporarily delay adoption of the CECL methodology. The Bank was subject to the adoption of the CECL accounting method under ASU 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, the Bank elected under the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020 which was later extended to January 1, 2022. The Company intends to adopt in the first quarter of 2021 as allowed under the provisions of the CARES Act. The Bank’s CECL Committee, which includes members from Credit Administration, Accounting/Finance, Risk Management and Internal Audit, has oversight by the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer. We engaged a third-party to assist us in developing our CECL model and to assist with evaluation of data and methodologies related to this standard.

As part of its process of adopting CECL, management implemented a third-party software solution and determined appropriate loan segments, methodologies, model assumptions and qualitative components. Our CECL model includes portfolio loan segmentation based upon similar risk characteristics and both a quantitative and qualitative component of the calculation which incorporates a forecasting component of certain economic variables. Our implementation plan also includes the assessment and documentation of appropriate processes, policies and internal controls. Management had a third-party independent consultant review and validate our CECL model.

Parallel runs utilizing data from the current and previous quarters in 2020 and 2019, incorporate elements of our operational procedures and internal controls. Our current parallel run includes the composition, characteristics and quality of our loan portfolio as well as current market economic conditions and forecasts as of the adoption date.

In addition, ASU 2016-13 amends the accounting for credit losses on certain debt securities. Based upon the nature and characteristics of our securities portfolio at the adoption date, management does not expect to record any allowance for credit losses on its debt securities as a result of adopting ASU 2016-13.

The ultimate impact of adopting ASU 2016-13, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgments. The transition adjustment to record the allowance for loan losses (“ALL”) will be applied using a cumulative effect adjustment to retained earnings.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Executive Overview

Carter Bankshares, Inc. (the “Company”) is bank holding company headquartered in Martinsville, Virginia with assets of $4.2 billion at December 31, 2020. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered bank, which operates branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Per the 2019 Annual Report of the Virginia Bureau of Financial Institutions, our Company continues to be the fourth largest state-chartered bank by assets size at year end 2019. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE.”

The Company earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, provision for loan losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.

Our mission is that the Company strives to be the preferred lifetime financial partner for our customers and shareholders, and the employer of choice in the communities the Company is privileged to serve. Our strategic plan focuses on restructuring the balance sheet to provide more diversification and higher yielding assets to increase the net interest margin. Another area of focus is the transformation of the infrastructure of the Company to provide a foundation for operational efficiency and provide new products and services for our customers that will ultimately increase noninterest income.

Our focus continues to be on loan and deposit growth with a shift in the composition of deposits to more low cost core deposits with less dependence in higher cost certificates of deposits (“CDs”), as well as, implementing opportunities to increase fee income while closely monitoring our operating expenses. The Company is focused on executing our strategy to successfully build our brand and grow our business in our markets.

FRB Reserve Programs and Initiatives

The CARES Act encourages the FRB, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities, including (i) a Midsize Business/Nonprofit Organization Program to provide financing to banks and other lenders to make direct loans to eligible businesses and nonprofit organizations with between 500 and 10,000 employees and (ii) the Municipal Liquidity Facility, provide liquidity to the financial system that supports states and municipalities. On April 9, 2020, the FRB announced and solicited comments regarding the Main Street Lending Program, which would implement certain of these recommendations.

Separately and in response to COVID-19, the FRB’s Federal Open Market Committee (the “FOMC”) has set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Company lend reserve balances to other depository institutions overnight on an uncollateralized basis – to an historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0-0.25%. Consistent with FRB policy, the FRB has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.

In addition, the FRB has expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 pandemic: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The FRB has also established two new program facilities – the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility – to broaden its support for the flow of credit to households and businesses during COVID-19.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Temporary Regulatory Capital Relief related to Impact of CECL

Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.

Temporary Bank Secrecy Act (“BSA”) Reporting Relief

The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) has provided targeted relief from certain BSA reporting requirements and have provided updated guidance to financial institutions on complying with such requirements during COVID-19. Specifically, FinCEN has (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require reverification under applicable BSA requirements, unless reverification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to COVID-19, and (iii) temporarily suspended implementation of its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorships and entities operating under a “doing business as” or other assumed name.

The Company’s Response to COVID-19

Lending Operations

The Company elected to take advantage of Section 4014 of the CARES Act provision to temporarily delay adoption of the CECL methodology. The Company is subject to the adoption of the CECL accounting method under the FASBASU 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, we elected under the CARES Act to defer the implementation of CECL until January 1, 2021.

The Company quickly responded to the pandemic and the CARES Act, offering the option of payment deferrals, participation in the PPP, fee waivers and other relief actions to customers. Banks have been identified as essential services and have remained open during the order. On October 31, 2020, we opened 3 additional branch lobbies and as of December 31, 2020, the Company had opened the lobbies of 36 branches. However, the Company continues to serve its customers in the remaining branches through modified hours in both the drive-ins and branch services via appointment. Every opportunity is being taken to protect both customers and employees through enhanced cleaning services, social distancing and personal protective equipment requirements for both. Approximately 20% of the Company’s workforce is working remotely.

Under the CARES Act, PPP is an amendment to the SBA 7-A loan program. The Bank became an approved SBA 7A lender in November of 2019. PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during COVID-19. Initially, $349 billion were approved and designated for PPP in order for the SBA to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Company participated in the initial round of funding though a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for PPP, we opted to stand up an internal, automated loan process utilizing our core system provider. As of December 31, 2020 we processed either through a third-party or internally 966 PPP loans totaling $57.8 million, represented by $17.9 million and $39.9 million processed in round one and round two, respectively. During 2021 the Company has continued making PPP loans pursuant to the additional PPP authorization that was contained in the December 2020 COVID-19 relief law.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The FRB implemented a liquidity facility available to financial institutions participating in the PPP. However, the Company opted to fund all PPP loans through our internal liquidity sources. These loans are fully guaranteed by the SBA and do not represent a credit risk. We expect the vast majority of these PPP loans will be forgiven based upon a preliminary review of the loans.

The Company provides deferrals to customers under Section 4013 of the CARES Act and regulatory interagency statements on loan modifications, which suspends the requirement to categorize these deferrals as TDRs. The Part I program was launched in March 2020 and expired at the end of August 2020. The deferrals in Part I typically provided deferral of both principal and interest through the expiry. The Part II program was launched in July 2020 and expired at the end of December 2020. The deferrals in this program were needs based and required the collection of updated financial information and in certain situations, the validation of liquidity to support the business. Prior to the extension of the CARES Act, the Company launched the Part III program that offered borrowers in the Part II program an extension of deferrals through June 2021. For those borrowers who opted into the Part III program, they are required to provide monthly financial statements and remit payments on a quarterly basis based on excess cash flows, if any, up to their otherwise contractual payment. Management expects the majority of deferrals in the Part III program to be principal only deferrals. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and will resume principal payments once accrued interest is current. Deferred principal will be due at maturity. For interest only loans, such as lines of credit, deferred interest will be due at maturity.

As of December 31, 2020, we had 83 total customers opt for deferrals under Part III of the program which continues through June 30, 2021, with an aggregate principal balance of $388.6 million with $11.1 million in deferred principal and interest payments. The weighted average deferment period for these loans is 5.9 months. Approximately $313.9 million, comprised of 56 loan modifications, were in the hospitality industry.

The following table provides detail of the Bank’s deferred loans as of December 31, 2020:

				Weighted Average Deferment	Total Deferment
(Dollars in thousands)	Number of Loans	Loan Principal	Percent of Outstanding	Period (months)	Principal	Interest
Commercial
Commercial Real Estate	81	$382,437	12.98%	6.0	$269,414	$113,023
Commercial and Industrial	1	6,000	0.20%	6.0	-	6,000
Obligations of State and Political Subdivisions	-	-	-	-	-	-
Commercial Construction	1	163	0.01%	4.0	163	-
Total Commercial Loans Consumer	83	388,600	13.18%	5.9	269,577	119,023
Residential Mortgages	-	-	-	-	-	-
Other Consumer	-	-	-	-	-	-
Consumer Construction	-	-	-	-	-	-
Total Consumer Loans	-	-	-	-	-	-
Total Aggregate Deferred Payments	83	$388,600	13.18%	5.9	$269,577	$119,023

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our interest income could be reduced due to COVID-19. In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. Interest and fees will still accrue to income through normal GAAP accounting. Should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the significance of such an impact, if any but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

The Company’s exposure to hospitality at December 31, 2020 equated to approximately $497.2 million, or 16.9% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. However, we anticipate that a significant portion of our borrowers in the hotel industry will continue to operate at occupancy levels at or below breakeven which has caused, or will cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected.

The total balance of allowance for loan losses increased $15.3 million during 2020 which was comprised of an increase in specific reserves of $9.1 million and an increase in general reserves of $6.2 million. The $6.2 million increase in general reserves included an increase of $16.1 million in qualitative reserves offset by a decrease of $9.9 million in quantitative reserves due to improvements in the Company’s loss history. The $16.1 million increase in qualitative reserves included $9.6 million due to general economic uncertainties and specific concerns regarding disruptions to the Company’s hospitality clients caused by the COVID-19 pandemic and an additional $6.5 million based on general economic, geo-political and other risk factors determined by management. These qualitative reserves are intended to reflect not only the risks of continued weak economic conditions on our loan portfolio, but also loss estimates identified in loan portfolios deemed to be at risk from the COVID-19 pandemic. The Company adjusted qualitative risk factors under its incurred loss model for economic conditions, changes in payment deferral procedures, expected changes in collateral values due to reduced cash flows and external factors such as government actions. Management believes the uncertainty regarding customers' ability to repay loans could be adversely impacted by the COVID-19 pandemic given higher unemployment rates, requests for payment deferrals, temporary business shutdowns and reduced consumer and business spending.

Retail Operations

The Company will continue to promote digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools and our customer contact center for personal and automated telephone banking services.  Retail branches are staffed and available to assist customers by offering lobby appointments, drive-up and virtual servicing.

In March 2020, we closed all branch lobbies to customer activity, offering drive-up and appointment only services. On October 31, 2020, we opened 31 branch lobbies and as of December 31, 2020, we had 36 branch lobbies open.  Retail leadership continues to monitor branch traffic and local conditions daily making adjustments as needed.  All branches are equipped with video conferencing and online tools that enable virtual servicing.   When we make the decision to open the remainder of our branch lobbies, plans are in place to resume full-service lobby operations augmented with the virtual and online servicing enhancements deployed over the past year.   We continue to pay all employees according to their normal work schedule, even if their hours have been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are utilizing personal protection equipment and observing social distancing and cleaning protocols.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our fee income for 2020 was negatively impacted due to COVID-19 by approximately $1.5 million. In keeping with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees and account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. Beginning on July 20, 2020, certain account fees were reinstated. The breadth of the economic impact is likely to continue to impact our fee income in future periods.

Capital Resources and Liquidity

As of December 31, 2020, all of the Company’s capital ratios were in excess of all regulatory requirements. An extended economic recession brought about by the COVID-19 pandemic could adversely impact our reported regulatory capital ratios.

We maintain access to multiple sources of liquidity. Funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, federal funds unsecured lines with six other correspondent financial institutions in the amount of $145.0 million and access to the institutional CD market through brokered CDs. In addition to the above resources, the Company also has $632.7 million of unpledged available-for-sale securities as an additional source of liquidity at December 31, 2020. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

The Company is monitoring and will continue to monitor the impact of the COVID-19 pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on our liquidity and capital resources. Due to the economic uncertainty, we are taking a prudent approach to capital management and have established access to the FRB’s PPP Lending Facility.

Earnings Summary

We recognized a net loss of $45.9 million, or ($1.74) per share in 2020, resulting in a decrease of $72.4 million, or 272.6% compared to net income of $26.6 million, or $1.01 per share for the same period in 2019. The decrease was primarily due to a one-time goodwill impairment charge of $62.2 million that was recorded in the third quarter of 2020. Excluding this one-time charge, adjusted net income was $16.3 million in 2020. Also contributing to the net loss and the decrease in net income and adjusted net income for the year was an increase in the provision for loan losses of $14.6 million. Net income is reconciled to adjusted net income, which is a non-GAAP financial measure, below in the “Explanation of Use of Non-GAAP Financial Measures” section of this MD&A.

Net interest income decreased $7.2 million, or 6.4%, to $105.1 million in 2020 compared to $112.3 million for the same period in 2019. Net interest margin decreased 23 basis points to 2.74% in 2020 compared to 2.97% in 2019. The net interest margin, on a fully taxable equivalent basis, (or “FTE”), decreased 25 basis points to 2.80% in 2020 compared to 3.05% in 2019. The decreases in short-term interest rates had a negative impact on both net interest income and the net interest margin, but are offset by a lower cost of funds. The yield on interest-earning assets decreased 54 basis points in 2020, offset by a 34 basis point decline in funding costs as compared to 2019. Net interest margin is reconciled to net interest income adjusted to an FTE basis, which is a non-GAAP financial measure, below in the “Net Interest Income” section of this MD&A.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The provision for loan losses increased $14.6 million, or 429.0% to $18.0 million during 2020 compared to $3.4 million in 2019. The total balance of reserves increased $15.3 million during 2020 which was comprised of an increase in specific reserves of $9.1 million and an increase in general reserves of $6.2 million. The $6.2 million increase in general reserves included an increase of $16.1 million in qualitative reserves offset by a decrease of $9.9 million in quantitative reserves due to improvements in the Company’s loss history. The $16.1 million increase in qualitative reserves included $9.6 million due to general economic uncertainties and specific concerns regarding disruptions to the Company’s hospitality clients caused by the COVID-19 pandemic and an additional $6.5 million based on general economic, geo-political and other risk factors determined by management.

At December 31, 2020, nonperforming loans and TDRs were $32.0 million compared to $42.1 million at December 31, 2019, a decrease of $10.1 million, or 24.0%. Net charge-offs were $2.7 million in 2020 compared to $3.8 million in 2019. As a percentage of total portfolio loans, net charge-offs were 0.09% at December 31, 2020 compared to 0.13% at December 31, 2019. Nonperforming loans as a percentage of total portfolio loans was 1.09% and 1.46% as of December 31, 2020 and December 31, 2019, respectively.

Total noninterest income increased $9.7 million, or 57.6%, to $26.6 million for the full year 2020 compared to $16.9 million for the same period in 2019, primarily driven by the impact of a $6.9 million in net securities gains. Securities gains increased $4.7 million to $6.9 million during 2020 compared to $2.2 million during 2019 to take advantage of market opportunities and reposition and diversify holdings in the securities portfolio. Other key factors impacting total noninterest income during 2020 were $4.1 million of commercial loan swap fee income throughout 2020, due to the high demand for this product in the current low interest rate environment and $0.7 million of higher debit card interchange fees, $0.5 million of higher insurance commissions and $0.5 million in other noninterest income. These increases were offset by lower service charges, commissions and fees of $0.3 million due to COVID-19 waivers and OREO income of $0.3 million. OREO income declined due to the sale of several large commercial properties that generated income.

Total noninterest expense increased $60.8 million, or 62.0%, to $158.8 million for the full year 2020 compared to $98.0 million for the same period in 2019, primarily driven by the impact of a $62.2 million one-time goodwill impairment charge during the third quarter of 2020. Other key factors impacting total noninterest expense during 2020 were a $1.6 million increase in occupancy expenses, a $1.0 million increase in FDIC expense due to the $1.1 million one-time credit for eligible institutions available in the third quarter of 2019, a $0.4 million increase in data processing licensing fee and a $0.5 million increase in professional and legal fees. Offsetting these increases were decreases of $3.3 million related to losses on sales and write-downs of OREO due to the write-down of $1.1 million on five closed retail branch offices moved to OREO in the third quarter of 2020, a $1.2 million decrease in tax credit amortization and a decrease of $0.5 million in salaries and employee benefits attributable to our branch network optimization project.

The provision for income taxes decreased $0.4 million to $0.8 million in 2020 compared to $1.2 million in 2019. The decrease in pretax income of $72.9 million for the full year 2020 was primarily due to the full goodwill impairment charge of $62.2 million that was recorded in the third quarter of 2020. Our effective tax rate was (1.7%) for 2020 as compared to 4.4% in 2019. The $62.2 million goodwill impairment charge was the reason for the decreased effective tax rate in 2020. The goodwill impairment charge was not tax deductible. We ordinarily generate an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest and tax credit projects, which are relatively consistent regardless of the level of pretax income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Year Ended December 31, 2020

Net Interest Income

Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets and interest-bearing liabilities and changes in interest rates and spreads. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce what the Company believes is an acceptable level of net interest income.

The interest income on interest-earning assets and the net interest margin are presented on an FTE basis, which is a non-GAAP measure. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the applicable federal statutory tax rate for each period (which was 21% for the years ended December 31, 2020, 2019 and 2018) and the dividend-received deduction for equity securities. The Company believes this FTE presentation provides a relevant comparison between taxable and non-taxable sources of interest income.

The following table reconciles net interest income per the Consolidated Statements of (Loss) Income to net interest income on an FTE basis for the periods presented:

	Years Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Total Interest Income	$140,941	$159,120	$152,019
Total Interest Expense	35,826	46,773	38,114
Net Interest Income per Consolidated Statements of Net (Loss) Income	105,115	112,347	113,905
Adjustment to FTE Basis	2,375	3,046	3,816
Net Interest Income (FTE) (non-GAAP)	$107,490	$115,393	$117,721
Net Interest Margin	2.74%	2.97%	3.00%
Adjustment to FTE Basis	0.06%	0.08%	0.10%
Net Interest Income (FTE) (non-GAAP)	2.80%	3.05%	3.10%

Average Balance Sheet and Net Interest Income Analysis (FTE)

Total net interest income decreased $7.2 million, or 6.4%, to $105.1 million in 2020, as compared to $112.3 million in 2019. Net interest income, on an FTE basis (non-GAAP), decreased $7.9 million, or 6.8%, to $107.5 million in 2020 as compared to $115.4 million in 2019. The decrease in net interest income, on an FTE basis, is driven by an $18.8 million decrease in interest income, offset by a $10.9 million decrease in interest expense during 2020 as compared to 2019. The decreases in short-term interest rates had a negative impact on both net interest income and the net interest margin, but are offset by a lower cost of funds. Net interest margin decreased 23 basis points to 2.74% in 2020 compared to 2.97% in 2019. The net interest margin, on an FTE basis (non-GAAP), decreased 25 basis points to 2.80% in 2020 compared to 3.05% in 2019, primarily due to the lower interest rate environment. The lower interest rate environment and the intentional runoff of higher cost CDs helped to lower the overall cost of funds.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

(Dollars in Thousands)	2020			2019			2018
ASSETS	Average Balance(3)	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
Interest-Bearing Deposits with Banks	$104,526	$302	0.29%	$123,946	$2,750	2.22%	$134,406	$2,682	2.00%
Tax-Free Investment Securities (2)	47,364	1,567	3.31%	63,641	2,352	3.70%	153,036	5,375	3.51%
Taxable Investment Securities	697,408	14,264	2.05%	730,500	17,826	2.44%	753,023	15,421	2.05%
Tax-Free Loans (1)(2)	307,023	9,739	3.17%	379,090	12,154	3.21%	419,981	12,794	3.05%
Taxable Loans (1)	2,672,435	117,226	4.39%	2,489,105	126,940	5.10%	2,331,165	119,563	5.13%
Federal Home Loan Bank Stock	4,925	218	4.43%	2,352	144	6.12%	-	-	-
Total Interest-Earning Assets	$3,833,681	$143,316	3.74%	$3,788,634	$162,166	4.28%	$3,791,611	$155,835	4.11%

LIABILITIES
Deposits:
Interest-Bearing Demand	$321,036	$1,140	0.36%	$249,086	$2,004	0.80%	$246,592	$1,959	0.79%
Money Market	197,225	924	0.47%	134,676	1,671	1.24%	96,068	694	0.72%
Savings	599,637	632	0.11%	582,195	1,388	0.24%	663,801	2,027	0.31%
Certificates of Deposit	1,818,837	32,695	1.80%	2,054,077	41,593	2.02%	2,090,103	33,414	1.60%
Total Interest-Bearing Deposits	2,936,735	35,391	1.21%	3,020,034	46,656	1.54%	3,096,564	38,094	1.23%
Borrowings:
Federal Funds Purchased	55	1	1.82%	-	-	-	681	20	2.94%
FHLB Borrowings	30,628	361	1.18%	2,329	38	1.63%	-	-	-
Other Borrowings	1,408	73	5.18%	1,042	79	7.58%	-	-	-
Total Borrowings	32,091	435	1.36%	3,371	117	3.47%	681	20	2.94%
Total Interest-Bearing Liabilities	$2,968,826	$35,826	1.21%	$3,023,405	$46,773	1.55%	$3,097,245	$38,114	1.23%
Net Interest Income (2)		$107,490			$115,393			$117,721
Net Interest Margin (2)			2.80%			3.05%			3.10%

(1) Nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.

(3) Loan and deposit balances include held-for-sale transactions in connection with sale of Bank branches.

Interest income, on an FTE basis (non-GAAP) decreased $18.8 million, or 11.6%, in 2020 compared to 2019. The decrease is primarily due to balance sheet repricing driven by the impact of the lower interest rate environment. We are currently maintaining higher liquidity levels as a result of COVID-19. The change was primarily due to an increase in average interest-earning assets of $45.0 million in 2020 offset by lower short-term interest rates compared to 2019. Average loan balances increased $111.3 million in 2020 compared to 2019 includes PPP loan production, which began in second quarter of 2020. Average PPP loans for the year ended December 31, 2020 totaled $24.7 million. The average rate earned on loans decreased 59 basis points in 2020 compared to 2019 primarily due to lower short-term interest rates. Average interest-bearing deposits with banks decreased $19.4 million and the average rate earned decreased 193 basis points compared to 2019. Average investment securities decreased $49.4 million and the average rate earned decreased 41 basis points in 2020 compared 2019. The change in investment securities is the result of active balance sheet management as our portfolio has been diversified as to bond types, maturities, and interest rate structures. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 54 basis points in 2020 compared to 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest expense decreased $10.9 million in 2020 compared to the same periods in 2019. The decrease was primarily due to lower short-term interest rates compared to 2019. Average interest-bearing deposits decreased $83.3 million in 2020 compared to 2019 primarily due to the decline in the average balance of CDs offset by increases in all other deposit categories. The decrease in the average balance of CDs compared to 2019 was primarily due to the intentional runoff of these higher cost deposits. The growth we experienced in all of the other deposit categories was primarily due to our ongoing strategy to attract commercial deposits and customer PPP funds on deposit. The average rate paid on interest-bearing deposits decreased 33 basis points compared to 2019 primarily due to lower short-term interest rates. Average total borrowings increased $28.7 million and the average rate paid decreased 211 basis points in 2020 compared to 2019. Overall, the cost of interest-bearing liabilities decreased 34 basis points in 2020 compared to 2019.

The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in Thousands)	Increase/ (Decrease)	Rate(3)	Volume(3)	Increase/ (Decrease)	Rate(3)	Volume(3)
ASSETS
Interest-Bearing Deposits with Banks	$(2,448)	$(2,074)	$(374)	$68	$287	$(219)
Tax-Free Investment Securities (2)	(785)	(228)	(557)	(3,023)	268	(3,291)
Taxable Investment Securities	(3,562)	(2,783)	(779)	2,405	2,878	(473)
Tax-Free Loans (1)(2)	(2,415)	(128)	(2,287)	(640)	648	(1,288)
Taxable Loans (1)	(9,714)	(18,612)	8,898	7,377	(681)	8,058
Federal Home Loan Bank Stock	74	(49)	123	144	-	144
Total Interest-Earning Assets	$(18,850)	$(23,874)	$5,024	$6,331	$3,400	$2,931

LIABILITIES
Deposits:
Interest-Bearing Demand	$(864)	$(1,333)	$469	$45	$25	$20
Money Market	(747)	(1,317)	570	977	626	351
Savings	(756)	(796)	40	(639)	(409)	(230)
Certificates of Deposit	(8,898)	(4,405)	(4,493)	8,179	8,764	(585)
Total Interest-Bearing Deposits	(11,265)	(7,851)	(3,414)	8,562	9,006	(444)
Borrowings:
Federal Funds Purchased	1	-	1	(20)	(10)	(10)
FHLB Borrowings	323	(13)	336	38	-	38
Other Borrowings	(6)	(29)	23	79	-	79
Total Borrowings	318	(42)	360	97	(10)	107
Total Interest-Bearing Liabilities	$(10,947)	$(7,893)	$(3,054)	$8,659	$8,996	$(337)
Net Interest Income (FTE)	$(7,903)	$(15,981)	$8,078	$(2,328)	$(5,596)	$3,268

(1) Nonaccruing loans are included in the daily average loan amounts outstanding.

(2) Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.

(3) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Provision for Loan Losses

The following table summarizes the activity in the ALL for the periods presented:

(Dollars in Thousands)	2020	2019	2018	2017	2016
Balance Beginning of Year	$38,762	$39,199	$35,318	$34,500	$26,990
Provision for Loan Losses	18,006	3,404	16,870	43,197	17,717
Charge-offs:
Commercial Real Estate	40	69	11,740	26,074	1,232
Commercial and Industrial	66	22	20	32	257
Obligations of State and Political Subdivisions	-	-	-	-	-
Commercial Construction	-	393	-	16,452	8,454
Residential Mortgages	258	197	184	286	1
Other Consumer	3,991	4,401	2,710	465	510
Consumer Construction	-	-	-	-	-
Total Charge-offs	4,355	5,082	14,654	43,309	10,454
Recoveries:
Commercial Real Estate	707	-	654	10	-
Commercial and Industrial	2	-	-	-	6
Obligations of State and Political Subdivisions	-	-	-	-	-
Commercial Construction	188	630	692	710	12
Residential Mortgages	27	9	69	-	119
Other Consumer	737	602	250	210	110
Consumer Construction	-	-	-	-	-
Total Recoveries	1,661	1,241	1,665	930	247
Total Net Charge-offs	2,694	3,841	12,989	42,379	10,207
Balance End of Year	$54,074	$38,762	$39,199	$35,318	$34,500

Net Charge-offs to Average Loans	0.09%	0.13%	0.47%	1.56%	0.38%
Allowance for Loan Losses to Total Portfolio Loans	1.83%	1.34%	1.45%	1.32%	1.26%

The provision for loan losses is the amount to be added to the ALL, after considering loan charge-offs and recoveries, to bring the ALL to a level determined to be appropriate in management's judgment to absorb probable incurred losses inherent in the loan portfolio.

We are subject to the adoption of the CECL accounting method under ASU 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, we elected under the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020, which was later extended to January 1, 2022. We intend to adopt in the first quarter of 2021 as allowed under the provisions of the CARES Act.

The provision for loan losses increased $14.6 million to $18.0 million in 2020 compared to $3.4 million in 2019. Included in the provision expense during 2020 was an increase in qualitative loss factors as a result of the estimated economic impact of COVID-19 of $9.6 million. This represents a 429.0% increase in the provision expense as compared to the same period of 2019. The Bank adjusted qualitative risk factors under its incurred loss model for economic conditions, changes in payment deferral procedures, expected changes in collateral values due to reduced cash flows and external factors such as government actions. Management believes the uncertainty regarding customers’ ability to repay loans could be adversely impacted by the COVID-19 pandemic given higher unemployment rates, requests for payment deferrals, temporary business shutdowns and reduced consumer and business spending. Also contributing to the increase in provision for loan loss expense was higher specific reserves in 2020 of $15.3 million compared to $6.2 million in 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The increase was comprised of both higher specific reserves of $9.1 million and general reserves of $6.2 million. The $6.2 million increase in general reserves included an increase of $16.1 million in qualitative reserves offset by a decrease of $9.9 million in quantitative reserves due to improvements in the Company’s loss history. The $16.1 million increase in qualitative reserves included $9.6 million due to general economic uncertainties and specific concerns regarding disruptions to the Company’s hospitality clients caused by the COVID-19 pandemic and an additional $6.5 million based on general economic, geo-political and other risk factors determined by management. These qualitative reserves are intended to reflect not only the risks of continued weak economic conditions on our loan portfolio, but also loss estimates identified in loan portfolios deemed to be at risk from the COVID-19 pandemic. The Company adjusted qualitative risk factors under its incurred loss model for economic conditions, changes in payment deferral procedures, expected changes in collateral values due to reduced cash flows and external factors such as government actions. Management believes the uncertainty regarding customers' ability to repay loans could be adversely impacted by the COVID-19 pandemic given higher unemployment rates, requests for payment deferrals, temporary business shutdowns and reduced consumer and business spending.

Net charge-offs decreased $1.1 million to $2.7 million in 2020 compared to $3.8 million for 2019. Net loan charge-offs to average loans were 0.09% and 0.13% in 2020 and 2019, respectively. Specific reserves were $15.3 million at December 31, 2020 and $6.2 million at December 31, 2019.

Nonperforming loans and TDRs decreased at December 31, 2020 by $10.1 million, to $32.0 million as compared to $42.1 million at December 31, 2019, due to sale proceeds from two credit relationships. The allowance for loan losses was 169.1% of nonperforming loans as of December 31, 2020 as compared to 92.0% of nonperforming loans as of December 31, 2019. Management is aggressively taking steps to address problem loan relationships.

The ALL at December 31, 2020 was $54.1 million compared to $38.8 million at December 31, 2019. The ALL as a percentage of total portfolio loans was 1.83% at December 31, 2020 and 1.34% at December 31, 2019.

Discussion of net interest income for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed as Exhibit 99.1 with the SEC on November 23, 2020 (and originally filed with the FDIC).

Noninterest Income

	Years Ended December 31,
(Dollars in Thousands)	2020	2019	$ Change	% Change
Gains on Sales of Securities, net	$6,882	$2,205	$4,677	212.1%
Service Charges, Commissions and Fees	4,668	4,962	(294)	(5.9)%
Debit Card Interchange Fees	5,857	5,160	697	13.5%
Insurance Commissions	1,728	1,225	503	41.1%
Bank Owned Life Insurance Income	1,400	1,436	(36)	(2.5)%
Other Real Estate Owned Income	340	689	(349)	(50.7)%
Commercial Loan Swap Fee Income	4,051	-	4,051	NM
Other	1,654	1,193	461	38.6%
Total Noninterest Income	$26,580	$16,870	$9,710	57.6%
NM - percentage not meaningful

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total noninterest income increased $9.7 million, or 57.6%, to $26.9 million for the full year 2020 compared to the same period of 2019, primarily driven by the impact of $6.9 million in net securities gains. Securities gains increased $4.7 million to $6.9 million during 2020 compared to $2.2 million during 2019 to take advantage of market opportunities and reposition and diversify holdings in the securities portfolio. Other key factors impacting total noninterest income during 2020 were $4.1 million commercial loan swap fee income for 2020 compared to 2019, due to the high demand for this product in the current low interest rate environment and $0.7 million increase in debit card interchange fees due to higher volumes in demand deposits, $0.5 million in insurance income and $0.5 million in other noninterest income. The increase of $0.5 million in other income primarily relates to higher gains on sales of mortgage loans and tax credit exits. These increases were partially offset by lower service charges, commissions and fees of $0.3 million due to COVID-19 waivers and OREO income of $0.3 million. OREO income declined due to the sale of several large commercial properties that generated income in 2019.

Discussion of noninterest income for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed as Exhibit 99.1 with the SEC on November 23, 2020 (and originally filed with the FDIC).

Noninterest Expense

	Years Ended December 31,
(Dollars in Thousands)	2020	2019	$ Change	% Change
Salaries and Employee Benefits	$52,390	$52,879	$(489)	(0.9)%
Occupancy Expense, net	13,369	11,785	1,584	13.4%
FDIC Insurance Expense	2,313	1,270	1,043	82.1%
Other Taxes	3,151	2,847	304	10.7%
Advertising Expense	1,633	1,445	188	13.0%
Telephone Expense	2,303	2,202	101	4.6%
Professional and Legal Fees	5,006	4,507	499	11.1%
Data Processing	2,648	2,267	381	16.8%
Losses on Sales and Write-downs of Other Real Estate Owned, net	1,435	4,732	(3,297)	(69.7)%
Losses on Sales and Write-downs of Bank Premises, net	99	188	(89)	(47.3)%
Debit Card Expense	2,565	2,753	(188)	(6.8)%
Tax Credit Amortization	1,088	2,265	(1,177)	(52.0)%
Unfunded Loan Commitment Expense	(252)	121	(373)	(308.3)%
Other Real Estate Owned Expense	657	525	132	25.1%
Goodwill Impairment Expense	62,192	-	62,192	NM
Other	8,178	8,243	(65)	(0.8)%
Total Noninterest Expense	$158,775	$98,029	$60,746	62.0%
NM - percentage not meaningful

Total noninterest expense increased $60.8 million, or 62.0% to $158.8 million for the full year 2020 compared to $98.0 million in the same period of 2019, primarily driven by the impact of a $62.2 million one-time goodwill impairment charge during the third quarter of 2020. Other key factors impacting total noninterest expense during 2020 were a $1.6 million increase in occupancy expense resulting from higher depreciation expense on software and equipment for ancillary products and services, an increase of $1.0 million for FDIC expense which related to a one-time credit of $1.1 million received in the third quarter of 2019 for eligible institutions, a $0.4 million increase in data processing licensing fee and a $0.5 million increase in professional and legal fees. The decreases offsetting these increases included losses and write-downs of OREO of $3.3 million, $1.2 million decline in the amortization of tax credits and a $0.5 million decrease in salaries and employee benefits. The losses and write-downs of OREO relate to eight retail offices that were closed as part of our branch optimization project. Five of these branches were moved to OREO and marketed for sale resulting in a $1.1 million write-down. The decline of $1.2 million for the amortization of tax credits relates to tax credits being fully amortized. The net decrease of $0.5 million in salaries and employee benefits was comprised of a $0.9 million increase in salaries offset by a $1.4 million decrease in benefits. Salaries increased primarily due to $0.2 million in merit increases, a $0.6 million decrease in salary deferral on new loan origination in 2020, and $0.2 million in hazard bonus payments offset by a reduction of overtime expense of $0.1 million. Benefits decreased primarily due to a $0.5 million reduction in profit sharing and a $0.9 million reduction in medical expense. There have not been any permanent or temporary reductions in employees as a result of COVID-19. Discussion of noninterest expense for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed as Exhibit 99.1 with the SEC on November 23, 2020 (originally filed with the FDIC).

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

Provision for Income Taxes

The provision for income taxes decreased $0.4 million to $0.8 million in 2020 compared to $1.2 million in 2019. The decrease in pretax income of $72.9 million for the full year 2020 was primarily due to the full goodwill impairment charge of $62.2 million that was recorded in the third quarter of 2020. Our effective tax rate was (1.7%) for 2020 as compared to 4.4% in 2019. The $62.2 million goodwill impairment charge is the reason for the decreased effective tax rate in 2020. The goodwill impairment charge was not tax deductible. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest and tax credit projects, which are relatively consistent regardless of the level of pretax income.

Discussion of provision for income taxes for the year ended December 31, 2018 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Provision for Income Taxes” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed as Exhibit 99.1 with the SEC on November 23, 2020 (and originally filed with the FDIC).

Financial Condition

December 31, 2020

Total assets increased $173.1 million to $4.2 billion at December 31, 2020 compared to $4.0 billion at December 31, 2019. Federal Reserve Bank excess reserves increased $124.2 million to $163.5 million at December 31, 2020 compared to $39.3 million at December 31, 2019 due to maintaining higher liquidity levels as a result of COVID-19.

Total portfolio loans increased $62.4 million, or 2.2%, to $2.9 billion at December 31, 2020 compared to December 31, 2019. The increase in portfolio loans primarily related to growth in the commercial loan portfolio of $118.6 million with increases of $94.6 million in commercial construction, $88.5 million in Commercial Real Estate (“CRE”) and $50.0 million in Commercial and Industrial (“C&I”), which includes $35.0 million of PPP loans, offset by a decrease of $114.5 million in the obligations of state and political subdivisions portfolio compared to December 31, 2019. The decline in state and political subdivisions are due to municipalities finding cheaper refinancing alternatives. Consumer loans decreased $56.2 million compared to December 31, 2019 with decreases in all portfolios except consumer construction. The decrease in consumer loans is primarily a result of de-risking the portfolio during the economic downturn. At December 31, 2020 we had $9.8 million loans held-for-sale in connection with the sale of Bank branches that is expected to close in the second quarter of 2021. Nonperforming loans and TDRs decreased $10.1 million to $32.0 million, or 24.0%, at December 31, 2020 compared to $42.1 million at December 31, 2019. OREO decreased $2.6 million at December 31, 2020 compared to December 31, 2019. Closed retail bank offices declined $0.5 million with a remaining book value of $2.5 million at December 31, 2020 compared to $3.0 million at December 31, 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (continued)

The securities portfolio increased $36.1 million at December 31, 2020 from December 31, 2019 and comprised 18.6% of total assets at December 31, 2020 compared to 18.5% of total assets at December 31, 2019. The increase was a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.

Total deposits increased $180.4 million to $3.7 billion at December 31, 2020 compared to $3.5 billion at December 31, 2019. The increase in deposits primarily related to the growth in all our core deposit categories, which includes noninterest-bearing and interest-bearing demand deposits, money market and savings accounts. Core deposits increased $441.3 million, or 28.6%, compared to December 31, 2019. Offsetting the increase in core deposits was a decline of $345.6 million in our CDs. This decrease relates to the intentional runoff of $289.1 million of higher cost CDs. Noninterest-bearing deposits comprised 19.0% and 15.8% of total deposits at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, $84.7 million of deposits were held for assumption in connection with the sale of Bank branches that is expected to close in the second quarter of 2021.

Total shareholders’ equity decreased by $32.9 million to $440.2 million at December 31, 2020 compared to $473.1 million at December 31, 2019. The decrease was primarily due to a net loss of $45.9 million and a special dividend of $3.7 million paid in March of 2020, both offset by a $15.6 million, net of tax, increase in other comprehensive income due to changes in the fair value of available-for-sale securities. The remaining difference is related to stock-based compensation during the year ended December 31, 2020.

The ALL was 1.83% of total portfolio loans at December 31, 2020 compared to 1.34% as of December 31, 2019. General reserves as a percentage of total portfolio loans were 1.32% at December 31, 2020 compared to 1.13% at December 31, 2019. The ALL was 169.1% of nonperforming loans at December 31, 2020 compared to 92.0% of nonperforming loans at December 31, 2019. Management believes, the allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio.

The Company remains well capitalized. Our Tier 1 capital ratio decreased to 13.08% at December 31, 2020 compared to 13.58% at December 31, 2019. Our leverage ratio was 10.26% at December 31, 2020, compared to 10.33% at December 31, 2019 and total risk-based capital ratio was 14.33% at December 31, 2020 compared to 14.83% at December 31, 2019.

Securities

The following table presents the composition of available-for-sale securities for the periods presented:

(Dollars in Thousands)	December 31, 2020	December 31, 2019	$ Change
Residential Mortgage-Backed Securities	$44,724	$52,644	$(7,920)
Commercial Mortgage-Backed Securities	5,447	19,006	(13,559)
Asset Backed Securities	133,557	109,639	23,918
Collateralized Mortgage Obligations	218,359	292,224	(73,865)
Small Business Administration	99,145	105,736	(6,591)
States and Political Subdivisions	252,622	148,480	104,142
Corporate Notes	24,825	14,888	9,937
Total Debt Securities	$778,679	$742,617	$36,062

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The balances and average rates of our securities portfolio are presented below as of December 31:

	2020		2019		2018
(Dollars in Thousands)	Balance	Weighted- Average Yield	Balance	Weighted- Average Yield	Balance	Weighted- Average Yield
U.S. Government Agency Securities	$-	0.00%	$-	0.00%	$270,388	1.44%
Residential Mortgage-Backed Securities	44,724	1.86%	52,644	2.72%	70,871	2.37%
Commercial Mortgage-Backed Securities	5,447	2.77%	19,006	2.53%	21,792	2.59%
Asset Backed Securities	133,557	1.47%	109,639	3.05%	58,861	3.46%
Collateralized Mortgage Obligations	218,359	1.38%	292,224	2.49%	76,819	2.84%
Small Business Administration	99,145	1.69%	105,736	3.23%	89,238	3.59%
States and Political Subdivisions	252,622	2.69%	148,480	2.94%	167,474	3.45%
Corporate Notes	24,825	5.42%	14,888	4.08%	27,315	3.62%
Total Securities Available-for-Sale	$778,679	2.02%	$742,617	2.82%	$782,758	2.49%

The Company invests in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of the ALCO to diversify and reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to our Investment Policy approved annually by our Board and administered through ALCO and our treasury function.

The securities portfolio increased by $36.1 million at December 31, 2020 as compared to December 31, 2019. Securities comprise 18.6% of total assets at December 31, 2020 as compared to 18.5% at December 31, 2019. The increase is a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.

At December 31, 2020, total gross unrealized gains in the available-for-sale portfolio were $22.6 million offset by $2.7 million of gross unrealized losses. At December 31, 2019, total gross unrealized gains in the available-for-sale portfolio were $6.2 million offset by $6.0 million of gross unrealized losses.

Management evaluates the securities portfolio for OTTI on a quarterly basis. During the years ended December 31, 2020 and 2019 the Company did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth the maturities of securities at December 31, 2020 and the weighted average yields of such securities. Taxable-equivalent adjustments (using a 21% federal income tax rate) for 2020 have been made in calculating yields on obligations of state and political subdivisions.

Available-for-Sale Securities

	Maturing
			After One But Within		After Five But Within
	Within One Year		Five Years		Ten Years		After Ten Years
(Dollars in Thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Residential Mortgage-Backed Securities	-	0.00%	40	2.58%	-	0.00%	44,684	1.85%
Commercial Mortgage-Backed Securities	-	0.00%	-	0.00%	3,146	2.97%	2,301	2.47%
Asset Backed Securities	-	0.00%	-	0.00%	21,442	2.01%	112,115	1.37%
Collateralized Mortgage Obligations	-	0.00%	-	0.00%	25,626	2.71%	192,733	1.22%
Small Business Administration	-	0.00%	2,686	1.27%	59,506	1.73%	36,953	1.66%
States and Political Subdivisions	394	2.78%	1,650	3.97%	33,871	2.53%	216,707	2.71%
Corporate Notes	-	0.00%	-	0.00%	24,825	5.42%	-	0.00%
Total	$394		$4,376		168,416		$605,493
Weighted Average Yield		2.78%		2.30%		2.64%		1.86%

Weighted -average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent.

Loan Composition

The following table summarizes our loan portfolio as of the periods presented:

	December 31,
(Dollars in Thousands)	2020	2019	2018	2017	2016
Commercial
Commercial Real Estate	$1,453,799	$1,365,310	$1,359,036	$1,479,765	$1,527,552
Commercial and Industrial	306,828	256,798	229,468	334,023	372,775
Obligations of State and Political Subdivisions	250,336	364,869	432,402	470,569	462,356
Commercial Construction	387,407	292,827	201,240	118,786	199,551
Total Commercial Loans	2,398,370	2,279,804	2,222,146	2,403,143	2,562,234
Consumer
Residential Mortgages	472,170	514,538	397,280	193,328	138,657
Other Consumer	57,647	73,688	73,058	79,980	20,724
Consumer Construction	18,983	16,736	11,308	7,994	10,168
Total Consumer Loans	548,800	604,962	481,646	281,302	169,549
Total Portfolio Loans	2,947,170	2,884,766	2,703,792	2,684,445	2,731,783
Loans Held-for-Sale	25,437	19,714	2,559	517	-
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	9,835	-	-	-	-
Total Loans	$2,982,442	$2,904,480	$2,706,351	$2,684,962	$2,731,783

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.

Total portfolio loans increased $62.4 million, or 2.2%, at December 31, 2020 compared to December 31, 2019. Commercial loans increased $118.6 million, or 5.2%, including $35.0 million of PPP loans, offset by a decrease of $114.5 million in the obligations of state and political subdivisions portfolio compared to December 31, 2019. The decline in state and political subdivisions are due to municipalities finding cheaper refinancing alternatives. Consumer loans decreased $56.2 million, or 9.3% in all categories, except consumer construction. The decrease in consumer loans if primarily a result of de-risking the portfolio during the economic downturn.

Total commercial loans represented 81.4% of total portfolio loans at December 31, 2020 and 79.0% of total portfolio loans at December 31, 2019. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $1.8 billion or 76.8% of total commercial loans and 62.5% of total portfolio loans at December 31, 2020 and comprised $1.7 billion or 72.7% of total commercial loans and 57.5% of total portfolio loans at December 31, 2019. Net deferred costs included in the portfolio balances above were $3.0 million and $5.1 million at December 31, 2020 and 2019, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $219 thousand and $250 thousand at December 31, 2020 and 2019, respectively.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependent on common tenants and industries or property types that are similarly impacted by external factors.

Our exposure to hospitality at December 31, 2020 equated to approximately $497.2 million, or 16.9% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. However, we anticipate that a significant portion of our borrowers in the hotel industry will continue to operate at occupancy levels at or below breakeven which has caused, or will cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected.

Portfolio loan balances of our top 10 credit relationships were $675.9 million at December 31, 2020, with a total commitment exposure of $727.7 million. These loans are in the hospitality, golf course, agricultural, land holdings, commercial real estate (multi-family and office/retail), energy, land development, and lumber industries.

Line utilization, unused commitments, excluding consumer overdraft lines, were $410.7 million at December 31, 2020 as compared to $355.5 million at December 31, 2019. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization, excluding consumer overdraft lines, was 47.8% at December 31, 2020, as compared to 51.1% at December 31, 2019. Commercial line utilization was 48.3% at December 31, 2020, as compared to 50.8% at December 31, 2019.

From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Secondly, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Mortgage loans held-for-sale were $25.4 million and $19.7 million at December 31, 2020 and December 31, 2019, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition to mortgage loans held-for-sale, the Company had $9.8 million in loans held-for-sale in connection with sale of Bank branches at December 31, 2020 that are expected to close in the second quarter of 2021.

The following tables present the maturity schedule of selected loan types at December 31, 2020:

	Maturity
		After One
	Within	But Within	After
(Dollars in Thousands)	One Year	Five Years	Five Years	Total
Fixed interest rates	$187,635	$52,829	$5,870	$246,334
Variable interest rates	48,707	98,207	13,142	160,056
Total Construction Loans (1)	$236,342	$151,036	$19,012	$406,390

(1) Totals to Commercial Construction and Consumer Construction in the loan composition table above.

	Maturity
		After One
	Within	But Within	After
(Dollars in Thousands)	One Year	Five Years	Five Years	Total
Fixed interest rates	$6,050	$80,059	$53,410	$139,519
Variable interest rates	13,983	99,691	53,635	167,309
Total Commercial, Industrial & Agricultural (2)	$20,033	$179,750	$107,045	$306,828

(2) Totals to Commercial & Industrial in the loan composition table above.

Credit Quality

On a monthly basis, a criticized asset committee meets to review all special mention and substandard loans within prescribed policy thresholds. These loans typically represent the highest risk of loss to the Company. Action plans are established and these loans are monitored through regular contact with the borrower and loan officer, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular re-evaluation of assets held as collateral.

We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and interest risk rating trends and through stress testing of the loans in these segments. The Company has specific loan segment limits in its loan policy. Total commercial real estate balances should not exceed the combination of 300% of total risk based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio. In addition, there are specific limits in place for various categories of real estate loans with regards to loan-to-value ratios, loan terms, and amortization periods.

Unsecured loans pose a higher risk for the Company due to the lack of a well-defined secondary source of repayment. Unsecured loans are reserved for the best quality customers with well-established businesses, operate with low financial and operating leverage and demonstrate an ability to clear the outstanding balance on lines of credit for at least thirty consecutive days annually. The repayment capacity of the borrower should exceed all policy and guidelines for secured loans. If the borrower is unable to comply with this requirement and the Company is willing to renew the credit facility, the line should be secured and/or begin amortization.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On a quarterly basis, the Credit Risk Committee of the Board meets to review our loan portfolio metrics, segmentation guidelines, and loan review findings from the previous quarter. Annually, this same committee reviews credit related policies and policy enhancements as they become available.

Additional credit risk management practices include periodic review and update of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. Our loan review serves as a mechanism to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms.

The Company has a loan review policy and annual scope report that details the level of loan review for commercial loans in a given year. Primary objectives of loan reviews include the identification of unknown risks and patterns that might influence potential future losses. In concert with significant enhancements to the underwriting process, the scope of loan review has been broadened since 2019 to include assurance testing with respect to the accuracy of the underwriting function. During 2020, we used a four-step approach for loan review in the following segments:

•	A review of the largest twenty pass-rated loan relationships, which represents approximately a quarter of total loans;

•	A sampling of new loans originated to include an examination of the evidence of appropriate approval, adherence to loan policy and the completeness and accuracy of the analysis contained in the approval document;

•	A sampling of Large Loan Relationships (“LLRs”) which are defined as loan relationships with aggregate exposure of at least $2 million that are not part of the top 20 review; and

•	Concentration focus reviews of identified segments that represent concentration risk, represented by collateral types including but not limited to hospitality, multifamily and retail with the goal of examining patterns of loss history, document exceptions, policy exceptions and emerging trends in risk characteristics. The Company does not typically structure these with a 30-day cleanout feature since that is difficult to measure and enforce. Instead we usually set higher debt service standards and underwrite to the ability to amortize the loan on unsecured terms.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Nonperforming assets (“NPAs”) consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	December 31,
Nonaccrual Loans	2020	2019	2018	2017	2016
Commercial Real Estate	$224	$1,017	$684	$39,421	$45,181
Commercial and Industrial	456	77	606	-	1
Obligations of State and Political Subdivisions	-	-	-	-	-
Commercial Construction	2,012	3,210	826	11,342	50,604
Residential Mortgages	4,135	2,857	1,779	284	358
Other Consumer	191	267	65	47	1
Consumer Construction	-	-	-	-	-
Total Nonaccrual Loans	7,018	7,428	3,960	51,094	96,145

Nonaccrual Troubled Debt Restructurings
Commercial Real Estate	21,667	30,073	36,369	39,138	11,969
Commercial and Industrial	-	390	-	-	-
Obligations of State and Political Subdivisions	-	-	-	-	-
Commercial Construction	3,319	4,242	10,130	2,241	11,238
Residential Mortgages	-	-	272	425	112
Other Consumer	-	-	-	-	-
Consumer Construction	-	-	-	-	-
Total Nonaccrual Troubled Debt Restructurings	24,986	34,705	46,771	41,804	23,319
Total Nonaccrual Loans and Troubled Debt Restructurings	32,004	42,133	50,731	92,898	119,464
Other Real Estate Owned	15,722	18,324	33,681	39,793	23,558
Total Nonperforming Assets	$47,726	$60,457	$84,412	$132,691	$143,022

Nonaccrual Loans and Troubled Debt Restructurings to Total Portfolio Loans	1.09%	1.46%	1.88%	3.46%	4.37%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	1.61%	2.08%	3.08%	4.87%	5.19%

Nonperforming assets decreased to $12.7 million to $47.7 million at December 31, 2020 compared to $60.4 million at December 31, 2019. The decrease was due to a $10.1 million decline in nonaccrual loans and a $2.6 million net decrease in OREO. The decrease in nonaccrual loans was primarily due to pay-downs during the 2020, offset by draws on minimal commitments. The gross amount of interest that would have been recorded under original terms, had these loans not been placed on nonaccrual status was $4.7 million during 2020. The decrease in OREO was primarily due to sales of properties during 2020, offset by transfers into OREO. Eight retail branch banking offices were closed during 2020 as part of our branch optimization project. Five of these branches were moved to OREO in 2020 and marketed for sale resulting in a $1.1 million write-down. Closed retail bank offices have a remaining book value of $2.5 million at December 31, 2020 and $3.0 million at December 31, 2019.

As of December 31, 2020 total nonaccrual loans include $7 thousand in loans held-for-sale in connection with sale of Bank branches. There were no nonaccrual loans related to loans held-for-sale in 2019.

The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The provisions of the CARES Act dealing with temporary relief related to TDRs was extended pursuant to the CAA, which was signed into law on December 27, 2020. This amendment extended the “applicable” period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. We are currently applying this guidance to qualifying loan modifications. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 will have on our financial condition, results of operations and allowance for loan losses.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes past due loans for the dates presented:

	December 31,
(Dollars in Thousands)	2020	2019	2018	2017	2016
Loans 90 Days or More Past Due and Still Accruing
Commercial
Commercial Real Estate	$-	$-	$-	$-	$208
Commercial and Industrial	-	-	-	4	-
Obligations of State and Political Subdivisions	-	-	-	-	-
Commercial Construction	-	-	-	-	73
Total Commercial Loans	-	-	-	4	281
Consumer
Residential Mortgages	-	-	-	493	311
Other Consumer	-	-	-	59	26
Consumer Construction	-	-	-	-	-
Total Consumer Loans	-	-	-	552	337
Total Loans 90 Days or More Past Due	$-	$-	$-	$556	$618

	December 31,
(Dollars in Thousands)	2020	2019	2018	2017	2016
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$3,816	$1,220	$1,103	$3,682	$7,692
Commercial and Industrial	384	161	62	161	23
Obligations of State and Political Subdivisions	-	236	-	-	-
Commercial Construction	284	228	2,501	109	91
Total Commercial Loans	4,484	1,845	3,666	3,952	7,806
Consumer
Residential Mortgages	1,347	942	2,442	1,652	1,375
Other Consumer	580	1,283	1,510	392	197
Consumer Construction	-	-	-	-	-
Total Consumer Loans	1,927	2,225	3,952	2,044	1,572
Total Loans 30 to 89 Days Past Due	$6,411	$4,070	$7,618	$5,996	$9,378

Loans past due 90 days or more and still accruing were zero at December 31, 2020 and 2019. With the implementation of the Company’s new core system, loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days or more and still accruing increased $2.3 million to $6.4 million at December 31, 2020 compared to $4.1 million at December 31, 2019.

As of December 31, 2020 total loans past due 30 to 89 days include $7 thousand in loans held-for-sale in connection with sale of Bank branches. There were no past due loans related to loans held-for-sale in 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis, including early stage delinquencies of 30 to 89 days past due for early identification of potential problem loans.

TDRs are loans that we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. The Company strives to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extension of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant.

An accruing loan that is modified into a TDR can remain in accrual status if, based on a current credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical performance for a reasonable period before the modification. All TDRs are considered to be impaired loans and will be reported as impaired loans for their remaining lives, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and we fully expect that the remaining principal and interest will be collected according to the restructured agreement. The Company individually evaluates all impaired loans, which includes TDRs, greater than or equal to $1.0 million for additional impairment. In addition, the Company evaluates credits that have complex loan structures for impairment, even if the balance is less than $1.0 million. Nonaccrual TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.

As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate given to the borrower is considered to be lower than the current market rate for new debt with similar risk and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted due to the long extension, resulting in payment delay as well as the rate being lower than current market rate for new debt with similar risk. The loan will be reported as a nonaccrual TDR and an impaired loan. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. The loan will remain an impaired loan for the remaining life of the loan because the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table summarizes the restructured loans as of the dates presented:

	December 31, 2020			December 31, 2019
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(Dollars in Thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial
Commercial Real Estate	$6,151	$21,667	$27,818	$3,183	$30,073	$33,256
Commercial and Industrial	-	-	-	-	390	390
Obligations of State and Political Subdivisions	-	-	-	-	-	-
Commercial Construction	52,481	3,319	55,800	53,116	4,242	57,358
Total Commercial TDRs	58,632	24,986	83,618	56,299	34,705	91,004
Consumer
Residential Mortgages	50,618	-	50,618	52,966	-	52,966
Other Consumer	-	-	-	-	-	-
Consumer Construction	-	-	-	-	-	-
Total Consumer TDRs	50,618	-	50,618	52,966	-	52,966
Total TDRs	$109,250	$24,986	$134,236	$109,265	$34,705	$143,970

TDRs decreased $9.7 million, or 6.8%, to $134.2 million at December 31, 2020 compared to December 31, 2019. The Bank received $12.8 million of pay-downs, offset by an addition of $3.1 million. TDRs of $25.0 million and $34.7 million were nonaccrual as of December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 we had one relationship identified as a TDR that had minimal commitments to lend additional funds.

During the twelve months ended December 31, 2020, the Bank modified one loan totaling $3.1 million that constituted a TDR. The loan is part of a $15.7 million relationship. The relationship is collateralized by income producing property and unimproved land that was acquired for future development. The cash flows of the income producing property are insufficient to amortize the $3.1 million loan which matured during the year. The underlying conditions in the immediate submarket make development in the near term unlikely. The Bank renewed the $3.1 million loan and extended interest only terms which management considered a concession. The balance of the relationship continues to amortize as agreed and the cash flows of the income producing property are sufficient to amortize the larger loan and fund interest payments on the $3.1 million loan.

The Bank had one loan modified as a TDR during the twelve months ending December 31, 2019 totaling $0.6 million in post-modified recorded balances. The TDR modification was a result of several key factors. The borrower is experiencing financial difficulties due to negative cash flows and being dependent upon collateral to repay the loan. The most recent appraisal suggests that the borrower would have to sell the lots in this lot development project at a price higher than the appraisal for this project to be profitable. In addition, when comparing the complete value versus the cost to complete, the loan would not currently fit our standards for underwriting a lot development loan. The current rate on the loan is below market rate and there are other terms and conditions that would not be offered to a comparable borrower. There were no TDR payment defaults during the year ended December 31, 2019 for TDRs with outstanding principal balances at year end 2019. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables represent credit exposures by internally assigned grades as of December 31, 2020 and 2019:

			Obligations
(Dollars in Thousands)	Commercial	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2020	Real Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Pass	$1,281,106	$228,200	$250,336	$270,798	$415,773	$57,418	$18,983	$2,522,614
Special Mention	126,535	48	-	58,899	723	6	-	186,211
Substandard	46,158	78,580	-	57,710	55,674	223	-	238,345
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Portfolio Loans	$1,453,799	$306,828	$250,336	$387,407	$472,170	$57,647	$18,983	$2,947,170

Performing Loans	$1,431,908	$306,372	$250,336	$382,076	$468,035	$57,463	$18,983	$2,915,173
Non-Accrual Loans	21,891	456	-	5,331	4,135	184	-	31,997
Total Portfolio Loans	$1,453,799	$306,828	$250,336	$387,407	$472,170	$57,647	$18,983	$2,947,170

			Obligations
(Dollars in Thousands)	Commercial	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2019	Real Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Pass	$1,198,269	$167,326	$364,869	$173,176	$456,859	$73,345	$16,736	$2,450,580
Special Mention	1,368	203	-	1,476	1,178	9	-	4,234
Substandard	165,673	89,269	-	118,175	56,501	334	-	429,952
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Portfolio Loans	$1,365,310	$256,798	$364,869	$292,827	$514,538	$73,688	$16,736	$2,884,766

Performing Loans	$1,334,220	$256,331	$364,869	$285,375	$511,681	$73,421	$16,736	$2,842,633
Non-Accrual Loans	31,090	467	-	7,452	2,857	267	-	42,133
Total Portfolio Loans	$1,365,310	$256,798	$364,869	$292,827	$514,538	$73,688	$16,736	$2,884,766

Loans held-for-sale in connection with sale of Bank branches at December 31, 2020 include $7 thousand in the substandard category. There were no substandard loans in loans held-for-sale at December 31, 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Special mention, substandard and doubtful loans at December 31, 2020 decreased by $9.6 million to $424.6 million compared to $434.2 million at December 31, 2019, with an increase of $182.0 million in special mention and a decrease of $191.6 million in substandard. During 2020 there was a significant risk rating upgrade due to improvements in underlying operating cash flows of certain credits.

At this time, it is uncertain what impact COVID-19 will have on our current impaired loans or the susceptibility of the loan portfolio to future loan impairment.

Allowance for Loan Losses

The Company maintains an ALL at a level determined to be adequate to absorb estimated probable credit losses inherent within the loan portfolio as of the balance sheet date and it is presented as a reserve against loans in the Consolidated Balance Sheets. Determination of an adequate ALL is inherently subjective and may be subject to significant changes from period to period. The methodology for determining the ALL has two main components: evaluation and impairment tests of individual loans and evaluation and impairment tests of certain groups of homogeneous loans with similar risk characteristics.

Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss becomes probable, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

• The status of a bankruptcy proceeding

• The value of collateral and probability of successful liquidation; and/or

• The status of adverse proceedings or litigation that may result in collection

Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following summarizes our allowance for loan loss experience at December 31 for each of the years presented:

(Dollars in Thousands)	2020	2019	2018	2017	2016
Balance Beginning of Year	$38,762	$39,199	$35,318	$34,500	$26,990
Provision for Loan Losses	18,006	3,404	16,870	43,197	17,717
Charge-offs:
Commercial Real Estate	40	69	11,740	26,074	1,232
Commercial and Industrial	66	22	20	32	257
Obligations of State and Political Subdivisions	-	-	-	-	-
Commercial Construction	-	393	-	16,452	8,454
Residential Mortgages	258	197	184	286	1
Other Consumer	3,991	4,401	2,710	465	510
Consumer Construction	-	-	-	-	-
Total Charge-offs	4,355	5,082	14,654	43,309	10,454
Recoveries:
Commercial Real Estate	707	-	654	10	-
Commercial and Industrial	2	-	-	-	6
Obligations of State and Political Subdivisions	-	-	-	-	-
Commercial Construction	188	630	692	710	12
Residential Mortgages	27	9	69	-	119
Other Consumer	737	602	250	210	110
Consumer Construction	-	-	-	-	-
Total Recoveries	1,661	1,241	1,665	930	247
Total Net Charge-offs	2,694	3,841	12,989	42,379	10,207
Balance End of Year	$54,074	$38,762	$39,199	$35,318	$34,500

Net Charge-offs to Average Loans	0.09%	0.13%	0.47%	1.56%	0.38%
Allowance for Loan Losses to Total Portfolio Loans	1.83%	1.34%	1.45%	1.32%	1.26%

The increase in the ALL of $15.3 million was primarily due an increase in specific reserves of $9.1 million and an increase in general reserves of $6.2 million. The $6.2 million increase in general reserves included an increase of $16.1 million in qualitative reserves offset by a decrease of $9.9 million in quantitative reserves due to improvements in our loss history. The $16.1 million increase in qualitative reserves included $9.6 million due to general economic uncertainties and specific concerns regarding disruptions to our hospitality clients caused by the COVID-19 pandemic and an additional $6.5 million based on general economic, geo-political and other risk factors determined by management. These qualitative reserves are intended to reflect not only the risks of continued weak economic conditions on our loan portfolio, but also loss estimates identified in loan portfolios deemed to be at risk from the COVID-19 pandemic. We adjusted qualitative risk factors under our incurred loss model for economic conditions, changes in payment deferral procedures, expected changes in collateral values due to reduced cash flows and external factors such as government actions. Management believes the uncertainty regarding customers' ability to repay loans could be adversely impacted by the COVID-19 pandemic given higher unemployment rates, requests for payment deferrals, temporary business shutdowns and reduced consumer and business spending.

Net charge-offs were $2.7 million in 2020 as compared to $3.8 million in 2019. As a percentage of total portfolio loans net charge-offs were 0.09% and 0.13% for the periods ending December 31, 2020 and 2019, respectively. Nonperforming loans as a percentage of total portfolio loans were 1.09% and 1.46% as of December 31, 2020 and December 31, 2019, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

An inherent risk to the loan portfolio as a whole is the condition of the economy in our markets. In addition, each loan segment carries with it risks specific to the segment. The Company develops and documents a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Obligations of States and Political Subdivisions, 4) Commercial Construction, 5) Residential Mortgages, 6) Other Consumer, and 7) Consumer Construction. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ALL.

CRE loans are secured by commercial purpose real estate, including both owner occupied properties and investment properties, for various purposes such as hotels, strip malls and apartments. Operations of the individual projects as well as global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business.

C&I loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the borrower is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.

Obligations of States and Political Subdivision loans are made to local and state municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment. This segment of loans may be secured by general obligations from the municipal authority or revenues generated by infrastructure and equipment financed by the Company. The primary repayment source for these loans include the tax basis of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority. The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment. The ability of each municipality to increase taxes and fees to offset debt service requirements give this type of loan a very low risk profile in the continuum of the Company’s loan portfolio.

Commercial Construction loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.

Residential Mortgages are loans secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residential mortgages, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Consumer loans are made to individuals and may be secured by assets other than 1-4 family residences, as well as unsecured loans. This segment includes auto loans and unsecured loans and lines. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consumer Construction loans are made for the construction of residential homes for which a binding sales contract exists and generally are for a period of time sufficient to complete construction. Residential construction loans to individuals generally provide for the payment of interest only during the construction phase. Credit risk for residential real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for or supply of the property being constructed.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following is the ALL balance by segment as of December 31 for the years presented below:

	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		in each		in each		in each		in each		in each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
(Dollars in Thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial Real Estate	$36,428	49.3%	$24,706	47.3%	$23,897	50.3%	$28,471	55.1%	$26,445	55.9%
Commercial & Industrial	4,113	10.4%	3,236	8.9%	626	8.5%	1,210	12.4%	1,480	13.6%
Obligations of States and Political Sub.	951	8.5%	365	12.6%	432	16.0%	460	17.5%	462	16.9%
Commercial Construction	7,929	13.1%	5,377	10.2%	5,214	7.4%	2,198	4.4%	3,455	7.3%
Residential Mortgages	2,099	16.0%	1,736	17.8%	6,129	14.7%	2,543	7.2%	2,400	5.1%
Other Consumer	2,479	2.0%	3,299	2.6%	2,728	2.7%	288	3.0%	82	0.8%
Consumer Construction	75	0.6%	43	0.6%	173	0.4%	148	0.3%	176	0.4%
Balance End of Year	$54,074	100%	$38,762	100%	$39,199	100.0%	$35,318	100.0%	$34,500	100.0%

Significant to our ALL is a higher concentration of commercial loans. The ability of borrowers to repay commercial loans is dependent upon the success of their business and general economic conditions. Due to the greater potential for loss within our commercial portfolio, we monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans rated special mention or substandard have potential or well-defined weaknesses not generally found in high quality, performing loans, and require attention from management to limit loss.

The following table summarizes the ALL balance as of December 31 for the years presented below:

(Dollars in Thousands)	2020	2019	2018	2017	2016
Collectively Evaluated for Impairment	$38,824	$32,593	$34,000	$35,286	$34,256
Individually Evaluated for Impairment	15,250	6,169	5,199	32	244
Total Allowance for Loan Losses	$54,074	$38,762	$39,199	$35,318	$34,500

The ALL was $54.1 million, or 1.83% of total portfolio loans at December 31, 2020 compared to $38.8 million, or 1.34% of total portfolio loans at December 31, 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Deposits

The following tables present the composition of deposits at December 31:

(Dollars in Thousands)	2020	2019	$ Change	% Change
Noninterest-Bearing Demand	$699,229	$554,875	$144,354	26.0%
Interest-Bearing Demand	366,201	286,561	79,640	27.8%
Money Market	294,229	140,589	153,640	109.3%
Savings	625,482	561,814	63,668	11.3%
Certificates of Deposits	1,614,770	1,960,406	(345,636)	(17.6)%
Deposits Held for Assumption in Connection with Sale of Bank Branches	84,717	-	84,717	NM
Total	$3,684,628	$3,504,245	$180,383	5.1%

NM - percentage not meaningful

The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2020		2019		2018
(Dollars in Thousands)	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest-Bearing Demand Deposits	$634,864	-	$557,505	-	$551,124	-
Noninterest-Bearing Demand Deposits Held for Assumption in Connection with Sale of Bank Branches	6,776	-	-	-	-	-
Interest-Bearing Transaction Accounts	317,664	0.36%	249,086	0.80%	246,592	0.79%
Money Market	194,129	0.47%	134,676	1.24%	96,068	0.72%
Savings	591,967	0.11%	582,195	0.24%	663,801	0.31%
Certificates of Deposit	1,765,310	1.79%	2,054,077	2.02%	2,090,103	1.60%
Interest-Bearing Deposits Held for Assumption in Connection with Sale of Bank Branches	67,665	1.52%	-	-	-	-
Total Interest-Bearing Deposits	2,936,735	1.21%	3,020,034	1.54%	3,096,564	1.23%
Total Deposits	$3,578,375	0.99%	$3,577,539	1.30%	$3,647,688	1.04%

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new depositors while diversifying the deposit composition. Total deposits at December 31, 2020 increased $180.4 million, or 5.1%, from December 31, 2019. Noninterest-bearing deposits increased by $144.3 million, or 26.0%, to $699.2 million as of December 31, 2020 as compared to $554.9 million at December 31, 2019. Money market accounts increased $153.6 million, or 109.3%, during 2020 compared to 2019, due to recent special rate promotions. Interest-bearing demand deposits increased $79.6 million, or 27.8% to $366.2 million at December 31, 2020 compared to December 31, 2019. Savings accounts increased $63.7 million, or 11.3%, at December 31, 2020 compared to December 31, 2019. Offsetting these increases was a decrease of $345.6 million, or 17.6%, in CDs at December 31, 2020 compared to December 31, 2019 due to intentional runoff of these higher cost deposits. Noninterest-bearing deposits comprised 19.0% and 15.8% of total deposits at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, $84.7 million of deposits were held for assumption in connection with the sale of Bank branches that is expected to close in the second quarter of 2021.

The following table summarizes the maturities of CDs, excluding CDs held-for-assumption:

(Dollars in Thousands)	2020
2021	$746,635
2022	249,239
2023	293,434
2024	135,306
2025	187,931
Thereafter	2,225
Total	$1,614,770

Maturities of CDs of $250,000 or more outstanding, excluding CDs held-for-assumption at December 31, 2020 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$24,449	13.28%
Over Three Months Through Twelve Months	70,974	38.54%
Over Twelve Months Through Three Years	54,721	29.71%
Over Three Years	34,018	18.47%
Total	$184,162	100%

Federal Home Loan Bank (“FHLB”) Borrowings

Borrowings are an additional source of liquidity for the Company. FHLB borrowings were $35.0 million and $10.0 million at December 31, 2020 and December 31, 2019, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at December 31, 2020. Total loans pledged as collateral were $804.2 million and $284.6 million at December 31, 2020 and December 31, 2019, respectively. There were no securities available-for-sale pledged as collateral at December 31, 2020. The bank continues to methodically pledge additional eligible loans, with the ultimate expectation to have full pledging by year end 2021. Total securities available-for-sale pledged as collateral were $28.6 million at December 31, 2019. The Company is eligible to borrow up to an additional $510.5 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25% of the Company’s assets, as of December 31, 2020. The Company had the capacity to borrow up to an additional $242.2 million from the FHLB at December 31, 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Information pertaining to FHLB advances at December 31 is summarized in the table below:

(Dollars in Thousands)	2020	2019	2018
Balance at Period End	$35,000	$10,000	$-
Average Balance during Period	30,628	2,329	-
Average Interest Rate during the Period	1.18%	1.63%	0.00%
Maximum Month-end Balance during the Period	35,000	10,000	-
Average Interest Rate at Period End	1.13%	1.63%	0.00%

The Company held FHLB Atlanta stock of $5.1 million and $4.1 million at December 31, 2020 and December 31, 2019, respectively. Dividends recorded on this restricted stock were $218 thousand, $144 thousand, and zero for the years ended December 31, 2020, 2019, and 2018, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.

Capital Resources

The following table summarizes ratios for the Company for December 31:

	2020	2019	2018	2017	2016
Common Equity Tier 1	13.08%	13.58%	13.86%	12.82%	12.12%
Tier 1 Ratio	13.08%	13.58%	13.86%	12.82%	12.12%
Total Risk-Based Capital Ratio	14.33%	14.83%	15.11%	14.05%	13.25%
Leverage Ratio	10.26%	10.33%	9.61%	9.25%	8.03%

Shareholders’ equity decreased $32.9 million, or 7.0%, to $440.2 million at December 31, 2020 as compared to $473.1 million at December 31, 2019. The decrease in shareholders’ equity is primarily due to a net loss of $45.9 million in 2020, a special dividend of $3.7 million paid in March of 2020, both offset by an increase in other comprehensive income in the amount of $15.6 million. The change in other comprehensive income of $15.6 million was primarily due to the increase in net unrealized gains on securities available-for-sale driven by a change in interest rates during the period. The remaining difference is related to stock-based compensation during the year ended December 31, 2020.

The Company continues to maintain its capital position with a leverage ratio of 10.26% as compared to the regulatory guideline of 5.0% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 13.08% compared to the regulatory guideline of 6.5% to be well-capitalized. Our risk-based Tier 1 and Total Capital ratios were 13.08% and 14.33%, respectively, which places the Company about the federal bank regulatory agencies’ well-capitalized guidelines of 8.0% and 10.0%, respectively. We believe that we have the ability to raise additional capital, if necessary.

In July 2013 the federal banking agencies issued a final rule to implement the Basel III Final Rules and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule established a comprehensive capital framework and went into effect on January 1, 2015 for smaller banking organizations such as the Company. The rule also requires the Company and the Bank to maintain a capital conservation buffer composed of Common Equity Tier 1 capital in an amount greater than 2.50% of total risk-weighted assets beginning in 2019. The capital conservation buffer was phased-in, in equal increments from 2016 through 2019. As a result, starting in 2019, the Company and the Bank were required to maintain a Common Equity Tier I risk-based capital ratio greater than 7.0%, a Tier 1 risk-based capital ratio greater than 8.5%, and a Total risk-based capital ratio greater than 10.5%; otherwise, they will be subject to restrictions on capital distributions and discretionary bonus payments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Federal regulators periodically propose amendments to the regulatory capital rules and the related regulatory framework and consider changes to the capital standards that could significantly increase the amount of capital needed to meet applicable standards. The timing of adoption, ultimate form and effect of any such proposed amendments cannot be predicted.

The community bank leverage ratio final rule was effective on January 1, 2020 and allows qualifying community banking organizations to calculate a leverage ratio to measure capital adequacy. Qualifying banking organizations that have less than $10 billion total assets, a leverage ratio of greater than 9%, and meet other criteria such as off-balance sheet exposures and trading assets limits. Banks opting into this framework are not required to calculate or report risk-based capital. We did not adopt this framework; therefore, capital ratios are calculated and reported as detailed above.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(Dollars in Thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than five Years	Total
Deposits without a Stated Maturity (1)	$1,985,141	$-	$-	$-	$1,985,141
Certificates of Deposits (1)	746,635	542,673	323,237	2,225	1,614,770
Deposits Held for Assumption in Connection with sale of Bank Branches (1)	84,717	-	-	-	84,717
FHLB Advances	3,000	14,000	18,000	-	35,000
Operating and Capital Leases	241	496	360	725	1,822
Purchase Obligations	4,990	7,987	5,899	7,894	26,770
Total	$2,824,724	$565,156	$347,496	$10,844	$3,748,220

(1) Excludes Interest

Lease contracts are described in Note 8, Premises and Equipment, to the Consolidated Financial Statements included in Part II, Item 8 of this Report. Purchase obligations primarily represent obligations under agreement with a third-party data processing vendor and communications charges.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

In the normal course of business, the Company offers our customers lines of credit and letters of credit to meet their financing objectives. The undrawn or unfunded portion of these facilities do not represent outstanding balances and therefore are not reflected in our financial statements as loans receivable. The Company provides lines of credit to our clients to memorialize the commitment to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $391.4 or 66.2% and $298.8 or 61.1% of the Commitments to Extend Credit identified in the table below at December 31, 2020 and 2019, respectively. The Company provides letters of credit, generally for the benefit or our customers to provide assurance to various municipalities that construction projects will be completed according to approved plans and specifications. These instruments involve elements of credit and interest rate risk and our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, could be equal to the contractual amount of the obligation less the value of any collateral. The Company analyzes this risk and calculates a reserve for unfunded commitments. The same credit policies are applied in granting these facilities as those used for underwriting loans. Lines of credit to finance construction projects include a construction end date, at which time the loan is expected to convert to a mini-perm loan. A department independent of our lending group monitors construction commitments of $1 million or more. Lines of credit to operating companies to finance working capital include a maturity date and may include various financial covenants. Letters of credit include an expiration date unless it is a standby letter of credit which automatically renews but generally provide for a termination clause on an annual basis given sufficient notice to the beneficiary. The Company typically charges an annual fee for the issuance of letters of credit. Because letters of credit are expected to expire without being drawn upon, these commitments do not necessary represent future cash requirements of the Company. The following table sets forth the commitments and letters of credit as of December 31:

(Dollars in Thousands)	2020	2019
Commitments to Extend Credit	$591,175	$488,864
Standby Letters of Credit	29,293	39,575
Total	$620,468	$528,439

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments was $0.1 million and $0.4 million at December 31, 2020 and December 31, 2019, respectively.

Liquidity

Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or of borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk the Company’s Board has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for the Company. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and by having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, and the brokered deposit market. In addition to the lines referenced above, the Company also has its available-for-sale investment securities portfolio as an additional source of liquidity.

An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2020, the Bank had $871.4 million in highly liquid assets, which consisted of $40.0 million in interest-bearing deposits in other financial institutions, $163.5 million in FRB Excess Reserves, $632.7 million in unpledged securities, $25.4 million in mortgage loans held-for-sale and $9.8 million in loans held-for-sale in connection with sale of Bank branches. This resulted in highly liquid assets to total assets ratio of 20.9% at December 31, 2020.

If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	December 31, 2020	December 31, 2019
Cash and Due From Banks	$38,535	$41,386
Interest Bearing Deposits in Other Financial Institutions	39,954	45,156
Federal Reserve Bank Excess Reserves	163,453	39,270
Unpledged Investment Securities	632,724	592,065
Excess Pledged Securities	7,857	16,030
FHLB Borrowing Availability	510,533	242,188
Unsecured Lines of Credit	145,000	115,000
Total Liquidity Sources	$1,538,056	$1,091,095

Inflation

Management is aware of the significant effect inflation has on interest rates and can have on financial performance. The Company’s ability to cope with this is best determined by analyzing its capability to respond to changing interest rates and its ability to manage noninterest income and expense. The mix of interest-rate sensitive assets and liabilities is monitored through ALCO in order to reduce the impact of inflation on net interest income. The effects of inflation are controlled by reviewing the prices of our products and services, by introducing new products and services and by controlling overhead expenses.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For financial institutions, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a financial institution’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancement of shareholder value. However, excessive interest rate risk can threaten a financial institution’s earnings, capital, liquidity and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO.

The ALCO utilizes an asset liability model (“ALM”) to monitor and manage market risk through net interest income simulation for various rate shock scenarios and economic value of equity (“EVE”), simulation for various rate shock scenarios. The rate shock scenarios used in the ALM span over multiple time horizons and yield curve shapes and include parallel and non-parallel shifts to ensure the ALCO can mitigate future earnings and market value fluctuations due to changes in market interest rates.

Within the context of the ALM, net interest income rate shock simulations explicitly measure the exposure to earnings from changes in market rates of interest over a defined time horizon. These robust simulations include assumptions of how the balance sheet will react in different rate environments including loan pre-payment speeds, average life of non-maturing deposits, and how sensitive each interest-earning asset and interest-bearing liability is to changes in market rates (betas). Under simulation analysis, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Reviewing these various measures provides us with a more comprehensive view of our interest rate risk profile.

Net interest income rate shock simulation results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static and growth balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. Our policy guidelines limit the change in pretax net interest income over a 12-month horizon using rate shocks of +/- 100, 200, 300 and 400 basis points. We have temporarily suspended the -300 and -400 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to net interest income when evaluating the -300 and -400 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.

In order to monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300 and 400 basis points. We have also temporarily suspended the EVE -100, -200, -300 and -400 basis point scenarios in 2020 due to the low interest rate environment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

The tables below reflect the net interest income rate shock analyses and EVE analyses results for the periods presented utilizing a static balance sheet. All percentage changes presented are within prescribed ranges set by management.

	December 31, 2020
Change in Interest Rate	% Change in Pretax	% Change in Economic
(basis points)	Net Interest Income	Value of Equity
400	39.6%	20.1%
300	30.7%	17.5%
200	21.1%	13.8%
100	10.7%	8.1%

	December 31, 2019
Change in Interest Rate	% Change in Pretax	% Change in Economic
(basis points)	Net Interest Income	Value of Equity
400	24.1%	1.4%
300	19.1%	2.2%
200	13.4%	2.9%
100	7.1%	2.5%
(100)	-8.6%	-7.0%
(200)	-15.9%	-14.1%

The results from the net interest income rate shock analysis are consistent with having an asset sensitive balance sheet, when adjusted for repricing correlations (betas). The above table indicates that in a rising interest rate environment, the Company is positioned to have increased pretax net interest income for the same asset base due to the balance sheet composition, related maturity structures and repricing correlations to market interest rates for assets and liabilities. Conversely, in a declining interest rate environment we are positioned to have decreased pretax net interest income for the same reasons discussed above.

In addition to rate shocks and EVE analyses, sensitivity analyses are performed to help us identify which model assumptions are critical and cause the greatest impact on pretax net interest income. Sensitivity analyses include changing prepayment behavior of loans and securities with optionality, repricing correlations, and the impact of interest rate changes on non-maturity deposit products (decay rates).

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements

Consolidated Balance Sheets	85

Consolidated Statements of (Loss) Income	86

Consolidated Statements of Comprehensive (Loss) Income	87

Consolidated Statements of Changes in Shareholders’ Equity	88

Consolidated Statements of Cash Flows	89

Notes to Consolidated Financial Statements	91

Report of Crowe LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	140

Report of Yount, Hyde & Barbour, Independent Registered Public Accounting Firm, on Consolidated Financial Statements	144

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Data)	December 31,	December 31,
ASSETS	2020	2019
Cash and Due From Banks	$38,535	$41,386
Interest-Bearing Deposits in Other Financial Institutions	39,954	45,156
Federal Reserve Bank Excess Reserves	163,453	39,270
Total Cash and Cash Equivalents	241,942	125,812
Securities Available-for-Sale, at Fair Value	778,679	742,617
Loans Held-for-Sale	25,437	19,714
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	9,835	-
Portfolio Loans	2,947,170	2,884,766
Allowance for Loan Losses	(54,074)	(38,762)
Portfolio Loans, net	2,893,096	2,846,004
Bank Premises and Equipment, net	85,307	85,942
Bank Premises and Equipment Held-for-Sale, net	2,293	-
Other Real Estate Owned, net	15,722	18,324
Goodwill	-	62,192
Federal Home Loan Bank Stock, at Cost	5,093	4,113
Bank Owned Life Insurance	53,997	52,597
Other Assets	67,778	48,793
Total Assets	$4,179,179	$4,006,108

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$699,229	$554,875
Interest-Bearing Demand	366,201	286,561
Money Market	294,229	140,589
Savings	625,482	561,814
Certificates of Deposit	1,614,770	1,960,406
Deposits Held for Assumption in Connection with Sale of Bank Branches	84,717	-
Total Deposits	3,684,628	3,504,245
Federal Home Loan Bank Borrowings	35,000	10,000
Other Liabilities	19,377	18,752
Total Liabilities	3,739,005	3,532,997

SHAREHOLDERS' EQUITY
Common Stock, Par Value $1 Per Share, Authorized 100,000,000 Shares;
26,385,041 Outstanding at December 31, 2020 and 26,334,229 at December 31, 2019	26,385	26,334
Additional Paid-in-Capital	143,457	142,492
Retained Earnings	254,611	304,158
Accumulated Other Comprehensive Income	15,721	127
Total Shareholders' Equity	440,174	473,111
Total Liabilities and Shareholders' Equity	$4,179,179	$4,006,108

See accompanying notes to audited consolidated financial statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Years Ended December 31,
(Dollars in Thousands except Per Share Data)	2020	2019	2018
INTEREST INCOME
Loans, including fees
Taxable	$117,226	$126,939	$119,563
Non-Taxable	7,694	9,603	10,107
Investment Securities
Taxable	14,263	17,826	15,421
Non-Taxable	1,238	1,858	4,246
FRB Excess Reserves	224	1,484	1,589
Interest on Bank Deposits	78	1,266	1,093
Dividend Income	218	144	-
Total Interest Income	140,941	159,120	152,019
Interest Expense
Interest Expense on Deposits	35,391	46,656	38,094
Interest Expense on Federal Funds Purchased	1	-	20
Interest on Other Borrowings	434	117	-
Total Interest Expense	35,826	46,773	38,114
NET INTEREST INCOME	105,115	112,347	113,905
Provision for Loan Losses	18,006	3,404	16,870
Net Interest Income After Provision for Loan Losses	87,109	108,943	97,035
NONINTEREST INCOME
Gain on Sales of Securities, net	6,882	2,205	1,271
Service Charges, Commissions and Fees	4,668	4,962	4,081
Debit Card Interchange Fees	5,857	5,160	4,750
Insurance Commissions	1,728	1,225	1,855
Bank Owned Life Insurance Income	1,400	1,436	1,161
Other Real Estate Owned Income	340	689	2,692
Commercial Loan Swap Fee Income	4,051	-	147
Other	1,654	1,193	1,029
Total Noninterest Income	26,580	16,870	16,986
NONINTEREST EXPENSE
Salaries and Employee Benefits	52,390	52,879	49,958
Occupancy Expense, net	13,369	11,785	10,312
FDIC Insurance Expense	2,313	1,270	2,985
Other Taxes	3,151	2,847	2,571
Advertising Expense	1,633	1,445	884
Telephone Expense	2,303	2,202	2,466
Professional and Legal Fees	5,006	4,507	5,288
Data Processing	2,648	2,267	1,505
Losses on Sales and Write-downs of Other Real Estate Owned, net	1,435	4,732	8,201
Losses on Sales and Write-downs of Bank Premises, net	99	188	186
Debit Card Expense	2,565	2,753	2,785
Tax Credit Amortization	1,088	2,265	4,060
Unfunded Loan Commitment Expense	(252)	121	127
Other Real Estate Owned Expense	657	525	2,216
Goodwill Impairment Expense	62,192	-	-
Other	8,178	8,243	6,169
Total Noninterest Expense	158,775	98,029	99,713
Income (Loss) Before Income Taxes	(45,086)	27,784	14,308
Income Tax Provision	772	1,209	2,403
Net (Loss) Income	$(45,858)	$26,575	$11,905
(Loss) Earnings per Common Share
Basic (Loss) Earnings per Common Share	$(1.74)	$1.01	$0.45
Diluted (Loss) Earnings per Common Share	$(1.74)	$1.01	$0.45
Average Shares Outstanding-Basic	26,379,774	26,323,899	26,259,223
Average Shares Outstanding-Diluted	26,379,774	26,339,085	26,259,234

See accompanying notes to audited consolidated financial statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Net (Loss) Income	$(45,858)	$26,575	$11,905
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Securities Available-for-Sale:
Net Unrealized Gains (Losses) Arising during the Period	26,621	15,108	(8,636)
Reclassification Adjustment for Gains included in Net (Loss) Income	(6,882)	(2,205)	(1,271)
Tax Effect	(4,145)	(2,710)	2,081
Net Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)	15,594	10,193	(7,826)
Other Comprehensive Income (Loss):	15,594	10,193	(7,826)
Comprehensive (Loss) Income	$(30,264)	$36,768	$4,079

See accompanying notes to audited consolidated financial statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in Thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance January 1, 2018	$26,258	$142,178	$265,930	$(2,240)	$432,126
Net Income	-	-	11,905	-	11,905
Other Comprehensive Loss, Net of Tax	-	-	-	(7,826)	(7,826)
Issuance of Restricted Stock (12,413 shares)	12	(12)	-	-	-
Recognition of Restricted Stock Compensation Expense	-	9	-	-	9
Balance December 31, 2018	$26,270	$142,175	$277,835	$(10,066)	$436,214
Cumulative Effect of Adopting New Lease Standard			(252)		(252)
Balance December 31, 2018 adjusted for Cumulative Effect	$26,270	$142,175	$277,583	$(10,066)	$435,962
Net Income	-	-	26,575	-	26,575
Other Comprehensive Income, Net of Tax	-	-	-	10,193	10,193
Issuance of Restricted Stock (64,458 shares)	64	(64)	-	-	-
Recognition of Restricted Stock Compensation Expense	-	381	-	-	381
Balance December 31, 2019	$26,334	$142,492	$304,158	$127	$473,111
Net Loss	-	-	(45,858)	-	(45,858)
Other Comprehensive Income, Net of Tax	-	-	-	15,594	15,594
Dividends Declared ($0.14 per share)	-	-	(3,689)	-	(3,689)
Forfeiture of Restricted Stock (4,344 shares)	(4)	4	-	-	-
Recognition of Restricted Stock Compensation Expense	-	1,016	-	-	1,016
Issuance of Restricted Stock (55,156 shares)	55	(55)	-	-	-
Balance December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174

See accompanying notes to audited consolidated financial statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net (Loss) Income	$(45,858)	$26,575	$11,905
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Provision for Loan Losses	18,006	3,404	16,870
Goodwill Impairment	62,192	-	-
Origination of Loans Held-for-Sale	(800,053)	(329,932)	(29,307)
Proceeds From Loans Held-for-Sale	794,330	312,777	27,265
Depreciation/Amortization of Bank Premises and Equipment	6,142	5,335	3,682
(Benefit) Provision for Deferred Taxes	(1,627)	(76)	4,850
Net Amortization of Securities	3,441	3,953	4,704
Tax Credit Amortization	1,088	2,265	4,060
Gains on Sales of Securities, net	(6,882)	(2,205)	(1,271)
Write-downs of Other Real Estate Owned	1,483	4,457	8,714
(Gains) Losses on Sales of Other Real Estate Owned, Net	(48)	275	(513)
Losses on Sales and Write-downs of Bank Premises	99	188	186
Increase in the Value of Life Insurance Contracts	(1,400)	(1,436)	(1,161)
Recognition of Restricted Stock Compensation Expense	1,016	381	9
(Increase) Decrease in Other Assets	(22,591)	10,094	(2,244)
(Decrease) Increase in Other Liabilities	(1,634)	2,231	1,653
Net Cash Provided By Operating Activities	7,704	38,286	49,402
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	188,169	390,548	133,120
Proceeds from Maturities, Redemptions, and Pay-downs	78,852	198,154	219,223
Purchases	(277,644)	(534,136)	(201,240)
Purchase of Bank Premises and Equipment, Net	(10,120)	(8,453)	(14,613)
Proceeds from Sales of Bank Premises and Equipment, net	-	1,135	-
Purchase of Federal Home Loan Bank Stock	(1,062)	(4,113)	-
Redemption of Federal Home Loan Bank Stock	82	-	-
Loan Originations and Payments, net	(75,688)	(185,117)	(59,655)
Purchases of Bank Owned Life Insurance	-	-	(50,000)
Other Real Estate Owned Improvements	(19)	-	(1,272)
Proceeds from Sales and Payments of Other Real Estate Owned	4,162	12,621	28,679
Net Cash (Used In) Provided By Investing Activities	(93,268)	(129,361)	54,242
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	469,507	50,459	(121,986)
(Decrease) Increase in Certificates of Deposits	(289,124)	(137,395)	43,552
Proceeds from Federal Home Loan Bank Borrowings	25,000	10,000	-
Cash Dividends Paid	(3,689)	-	-
Net Cash Provided By (Used In) Financing Activities	201,694	(76,936)	(78,434)
Net Increase (Decrease) in Cash and Cash Equivalents	116,130	(168,011)	25,210
Cash and Cash Equivalents at Beginning of Period	125,812	293,823	268,613
Cash and Cash Equivalents at End of Period	$241,942	$125,812	$293,823

See accompanying notes to audited consolidated financial statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,
(Dollars in Thousands)	2020	2019	2018
SUPPLEMENTARY DATA
Cash Interest Paid	$36,696	$46,170	$37,918
Cash Paid for Income Taxes	416	220	175
Transfer from Loans to Other Real Estate Owned	755	302	28,212
Loans Provided for Sales of Other Real Estate Owned	-	-	893
Transfer from Fixed Assets to Other Real Estate Owned	2,221	1,694	2,177
Security (Purchases) Sales Settled in Subsequent Period	(2,259)	(3,270)	-
Right-of-use Asset Recorded in Exchange for Lease Liabilities	621	1,659	-
Loans Held-for-Sale in Connection with Sale of Bank Branches	9,835	-	-
Bank Premises and Equipment Held-for-Sale	2,293	-	-
Deposits Held for Assumption in Connection with Sale of Bank Branches	84,717	-	-

See accompanying notes to audited consolidated financial statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia. The Company is the parent company of its wholly owned subsidiary of Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered commercial bank which operates branches in Virginia and North Carolina. The Bank is regulated by the FDIC, Federal Reserve Bank (“FRB”) and State Bureau of Financial Institutions. The Bank has one wholly owned subsidiary, CB&T Investment Company (the “Investment Company”), which was chartered effective April 1, 2019. Formerly, the Bank owned Mortgage Company of Virginia who owned 100% of Bank Services of Virginia and Bank Services Insurance, Inc. Mortgage Company of Virginia was terminated and dissolved on December 11, 2018. Bank Services of Virginia was terminated and dissolved on July 10, 2018. Bank Services Insurance, Inc. was sold in January of 2018.

The Company was incorporated on October 7, 2020, by and at the direction of the board of directors of the Bank, for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company pursuant to a corporate reorganization transaction (the “Reorganization”). On November 9, 2020, the Bank entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with the Company and CBT Merger Sub, Inc. (the “Merger Sub”), a wholly-owned subsidiary of the Company, pursuant to which the Reorganization would be effected. Effective at 7:00 p.m. on November 20, 2020 (the “Effective Time”), under the terms of the Reorganization Agreement and pursuant to Section 13.1-719.1 of the Virginia Stock Corporation Act (the “VSCA”), the Bank merged with the Merger Sub and survived such merger as a wholly-owned subsidiary of the Company. Prior to the Effective Time, the Company had no material assets and had not conducted any business or operations except for activities related to the Company’s organization and the Reorganization.

At the Effective Time, under the terms of the Reorganization Agreement and pursuant to Section 13.1-719.1 of the VSCA, each of the outstanding shares of the Bank’s common stock, par value $1.00 per share, formerly held by its shareholders was converted into and exchanged for one newly issued share of the Company’s common stock, par value $1.00 per share, and the Bank became the Company’s wholly-owned subsidiary. The shares of the Company’s common stock issued to the Bank’s shareholders were issued without registration under the Securities Act of 1933, as amended (the “Act”), pursuant to the exemption from registration provided by Section 3(a)(12) of the Act. Pursuant to Section 13.1-719.1 of the VSCA, the Reorganization did not require approval of the Bank’s shareholders.

In the Reorganization, each shareholder of the Bank received securities of the same class, having substantially the same designations, rights, powers, preferences, qualifications, limitations and restrictions, as those that the shareholder held in the Bank, and the Company’s current shareholders own the same percentages of its common stock as they previously owned of the Bank’s common stock.

Prior to the Effective Time, the Bank’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, it filed annual and quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). Upon consummation of the Reorganization, the Company’s common stock was deemed to be registered under Section 12(b) of the Exchange Act, pursuant to Rule 12g-3(a) promulgated thereunder, and the Company now files annual reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

Accounting Policies: Our financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods then ended. Actual results could differ from those estimates. Our significant accounting policies are described below.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Carter Bankshares, Inc. and its wholly owned subsidiary. The Investment Company is a subsidiary of the Bank. All significant intercompany transactions have been eliminated in consolidation.

Reclassification: Amounts in prior years' period financial statements and footnotes are reclassified whenever necessary to conform to the current year’s presentation. Reclassifications had no material effect on prior year net income or shareholders’ equity.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ from those estimates. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19-related changes, and changes in the financial condition of borrowers.

The Company could experience a material adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information which was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change could be material to the financial statements. The extent to which the COVID-19 pandemic will impact our estimates and assumptions is highly uncertain and we are unable to make an estimate, at this time.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis, and operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Cash and Cash Equivalents: The Company considers all cash on hand, amounts due from banks, federal funds sold, and FRB excess reserves as cash equivalents for the purposes of the Consolidated Statements of Cash Flows with all items having original maturities fewer than 90 days. Federal funds are customarily sold for one-day periods. The FRB pays the target fed funds rate on the FRB excess reserves.

Restrictions on Cash: Cash on hand or on deposit with the FRB is required to meet regulatory reserve and clearing requirements.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, net of tax.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Securities: The Company classifies securities into either the held-to-maturity or available-for-sale categories at the time of purchase. All securities were classified as available-for-sale at December 31, 2020 and December 31, 2019. Securities classified as available-for-sale include securities, which can be sold for liquidity, investment management, or similar reasons even if there is not a present intention of such a sale. Available-for-sale securities are reported at fair value, with unrealized gains or losses included in other comprehensive income (loss), net of tax.

Premium amortization is deducted from, and discount accretion is added to, interest income on securities using the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses are recognized upon the sale of specific identified securities on the completed trade date.

Other-Than-Temporary Impairments of Securities: Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When an OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based upon the difference of the present value of cash flows expected be collected and the amortized cost basis and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Loans Held-for-Sale: Loans held-for-sale arise primarily from two sources.  First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors.  These loans are typically held about two weeks.  Second, we originate certain mortgage loan types (30-year fixed rate and government) through our internal mortgage department that are targeted for sale into the secondary market. Gains and losses on sales of mortgage loans held-for-sale are determined using the specific identification method and are included in other noninterest income in the Consolidated Statements of Net (Loss) Income.

From time to time, certain loans are transferred from the loan portfolio to loans held-for-sale, which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the allowance for loan losses, or ALL. Subsequent declines in fair value are recognized as a charge to noninterest income. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held-for-sale are included in other noninterest income in the Consolidated Statements of Net (Loss) Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans and Allowance for Loan Losses: Loans that management have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, discounts, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts when due according to the contractual terms of the loan agreement. A performing loan may be considered impaired. The allowance for loan losses related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance compared to the estimated fair value of the related collateral, less cost to sell. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current estimate of the future cash flows on the loan discounted at the loan's original effective interest rate.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days based on contractual terms, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is unlikely. All interest accrued but not received for loans placed on non-accrual status is reversed against interest income.

While a loan is classified as nonaccrual and the probability of collecting the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Payments collected on a nonaccrual loan are first applied to principal, secondly to any existing charge-offs, thirdly to interest, and lastly to any outstanding fees owed to the Company.

Any interest that is accrued but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of interest and principal.

The allowance for loan losses is a valuation allowance for probable incurred losses inherent in the loan portfolio as determined by management taking into consideration historical loan loss experience, diversification of the loan portfolio, amounts of secured and unsecured loans, banking industry standards and averages, and general economic conditions. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become reasonably estimable.

During the quarterly evaluation of the allowance for loan losses, particular characteristics associated with a segment of the loan portfolio are also considered. These characteristics are detailed below:

•	Commercial loans not secured by real estate carry risks associated with the successful operation of a business, and the repayments of these loans depend on the profitability and cash flows of the business. Additional risk relates to the value of collateral upon which depreciation occurs and the valuation is less precise.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	Loans secured by commercial real estate also carry risks associated with the success of the business and the ability to generate a positive cash flow sufficient to service debts. Real estate security diminishes risks only to the extent that a market exists for the subject collateral.

•	Residential real estate loans carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. In instances where construction is in process, these loans carry risks that a project will not be completed as scheduled and budgeted and that the value of the collateral may, at any point be less than the principal amount of the loan. Additional risks may occur if the general contractor, who may not be a loan customer, is unable to finish the project as planned due to financial pressures unrelated to the project.

•	Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral, such as automobiles, which may depreciate more rapidly than other assets. In addition, these loans may be unsecured. Consumer loans are more likely than real estate loans to be immediately affected in an adverse manner by job loss, divorce, illness, or personal bankruptcy. Consumer loans are further segmented into automobile and recreational vehicle loans and other consumer loans.

•	Loans to tax-exempt state and political subdivisions carry risks associated with changes in budget constraints or revenue bases of the particular municipality or entity. These loans are dependent on the cash flow from the tax-exempt entity and often times have collateral upon which depreciation occurs and valuation is less than precise.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans equal to or greater than $1.0 million are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The general component covers loans that are collectively evaluated for impairment. Large groups of homogeneous loans are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general allowance component also includes loans that are not individually identified for impairment evaluation, such as those loans that fall below the individual evaluation threshold. The general component is based on historical loss experience adjusted for current factors. These factors may include consideration for the following: levels of delinquency and delinquency trends; migration of loans to the classification of special mention, substandard or doubtful; trends in volume and terms of loans; effects of changes in underwriting standards; changes in lending policies, procedures, and practices; national and local economic trends and conditions; industry conditions, and effects of credit concentrations.

Our charge-off policy for loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss becomes probable, regardless of the delinquency status of the loan. The Company may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:

• The status of a bankruptcy proceeding

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

• The value of collateral and probability of successful liquidation; and/or

• The status of adverse proceedings or litigation that may result in collection

Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.

Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis, including early stage delinquencies of 30 to 89 days past due for early identification of potential problem loans.

Troubled Debt Restructurings: In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms have historically included interest only periods, extended amortization periods beyond what management would typically offer for a similar loan or a below market interest rate when compared to management's underwriting standards for a similar loan type. These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest, management measures any impairment on the restructuring as noted above for impaired loans.

On March 22, 2020, a regulatory interagency statement was issued by our banking regulators that encouraged financial institutions to work with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) further provided that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The provisions of the CARES act dealing with temporary relief from TDR was extended pursuant to the Consolidated Appropriations Act, of 2021 (the “CAA”), which was signed into law on December 27, 2020. The amendment extended the “applicable” period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates.

Concentration of Credit Risk: The majority of the Company's loans, commitments and lines of credit have been granted to customers in the Company's market area. The concentrations of credit by loan classification are set forth in Note 5.

Advertising Costs: We expense all marketing-related costs, including advertising costs, as incurred. Advertising expense was $1.6 million, $1.4 million, and $884 thousand for the years ended 2020, 2019, and 2018, respectively.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain executive officers and employees. We receive the cash surrender value of each policy upon its termination or benefits are payable to us upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of (Loss) Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Bank Premises and Equipment: Bank premises and equipment acquired are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful life of the assets by the straight-line method. Land is carried at cost. Costs of maintenance or repairs are charged to expense as incurred and improvements are capitalized. Upon retirement or disposal of an asset, the asset and related allowance account are eliminated. Any gain or loss on such transactions is included in current operations. Depreciation has been included under occupancy expense in the Consolidated Statements of (Loss) Income totaling $6.1 million in 2020, $5.3 million in 2019, and $3.7 million in 2018. The estimated useful life for bank premises ranges from 5 to 40 years and equipment depreciates over a 3 to 10-year period.

Land and Land Improvements	Non-depreciating assets
Buildings	25 years
Furniture and Fixtures	5 years
Computer Equipment and Software	5 years or term of license
Other Equipment	5 years
Vehicles	5 years
Leasehold Improvements	Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Federal Home Loan Bank Stock (“FHLB”): The Company is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors such as asset base. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as dividend income on the Consolidated Statements of (Loss) Income.

Earnings (Loss) per Share: Basic earnings (loss) per share represent income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive common shares had been issued, as well as any adjustment to income resulting from the assumed issuance. Non-vested shares of restricted stock are included in the computation of basic and diluted earnings (loss) per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period.

Other Real Estate Owned (“OREO”): Real estate properties acquired through or in lieu of loan foreclosure is initially recorded at fair value less estimated selling cost at the date of foreclosure, which establishes a new cost basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. In addition, any retail branch locations closed for branch operations and marketed for sale are also moved to OREO from bank premises and equipment. This real estate is initially valued based on recent comparative market values received from a real estate broker and any necessary write-downs are charged to operations. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its carrying value or fair value less cost to sell. OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Operating costs after acquisition are expensed.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Consolidated Statements of (Loss) Income.

The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved new market and historic rehabilitation projects. These investments are included in other assets on the Consolidated Balance Sheets. These partnership investments generate a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. The investments are accounted for under the equity method, with the expense included within noninterest expense on the Consolidated Statements of (Loss) Income. All of the Company's tax credit investments are evaluated for impairment at the end of each reporting period.

Transfer of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the transferee to return specific assets.

Retirement Benefits: The Company has established an employee benefit plan as described in Note 14. The Company does not provide any other post-retirement benefits.

Goodwill: Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. Long-lived assets are those that provide the Bank with a future economic benefit beyond the current year or operating period. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset is greater than the fair value of the asset. Assets to be disposed of are reported at the lower of the cost or the fair value, less costs to sell.

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These triggering events indicated that goodwill related to our single reporting unit may be impaired and we expected to evaluate goodwill for impairment quarterly given the current environment.

During the first quarter of 2020, with the recent volatility in the financial services industry and in our economic environment we determined it prudent to have a full goodwill impairment analysis performed as of March 31, 2020 updated as of June 30, 2020. We performed the goodwill impairment test by determining the fair value of the reporting unit. We engaged a third-party financial advisor to prepare the market and income approaches in order to determine fair value. Their analysis supported the conclusion that the fair value of our common stock at June 30, 2020 was greater than both stated and tangible common book value and therefore no impairment to the goodwill was recorded at June 30, 2020.

As we monitored our performance due to the COVID-19 pandemic and continued to experience declines in our stock price in relation to other bank indices and the length of time that the market value of the reporting unit had been below its book value, we completed another interim quantitative goodwill impairment analysis as of September 30, 2020. Various valuation methodologies were considered when completing the quantitative impairment test to determine the estimated fair value of the reporting unit which is then compared to its carrying value, including goodwill. Upon completing the quantitative impairment analysis as of September 30, 2020, the analysis estimated fair value of the reporting unit to be less than the carrying value. Therefore, we recorded a goodwill impairment of $62.2 million, which represented the entire amount of goodwill allocated to the reporting unit. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, liquidity position, or our overall financial strength.

Allowance for Unfunded Commitments: In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense.

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees and non-employee directors, based on the fair value of these awards at the date of the grant. The market price of the Company’s common stock at the date of the grant is the fair value of the award.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company recognizes forfeitures as they occur.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements. Legal costs related to loss contingencies are expensed as incurred.

Fair Value Measurements

We use fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale, derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, impaired loans, other real estate owned, (“OREO”), and certain other assets.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, we use various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which are developed based on market data we have obtained from independent sources. Unobservable inputs reflect our estimates of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. We recognize transfers between any of the fair value hierarchy levels at the end of the reporting period in which the transfer occurred.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following are descriptions of the valuation methodologies that we use for financial instruments recorded at fair value on either a recurring or nonrecurring basis.

Recurring Basis

Securities Available-for-Sale: The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. For securities where quoted prices are not available, fair values are calculated on market prices of similar securities, or matrix pricing, which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. This valuation method is classified as Level 3 in the fair value hierarchy.

Derivative Financial Instruments and Hedging Activities: The Company uses derivative instruments such as interest rate swaps for commercial loans with our customers. Upon entering into swaps with the borrower, the Company entered into offsetting positions with counterparties to minimize risk to the Company. The back-to-back swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with borrower and counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty, and, therefore, has no risk.

The Company also enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans to be held-for-sale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on rate lock commitments dues to changes in interest rates.

Nonrecurring Basis

Impaired Loans: Impaired loans with an outstanding balance greater than or equal to $1.0 million are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All impaired loans with a specific reserve are classified as Level 3 in the fair value hierarchy.

Fair value for collateral dependent loans is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualities such as location, size, and income production capacity relative to the subject property of the appraisal. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent to the initial impairment date, existing impaired loans are reevaluated quarterly for additional impairment and adjustments to fair value less costs to sell are made, where appropriate. For collateral dependent loans, the first stage of our impairment analysis involves management’s inspection of the property in question to affirm the condition has not deteriorated since the previous impairment analysis date. Management also engages in conversations with local real estate professionals and market participants to determine the likely marketing time and value range for the property. The second stage involves an assessment of current trends in the regional market. After thorough consideration of these factors, management will either internally evaluate fair value or order a new appraisal. In circumstances where the Company feels confident in its ability to collect and analyze salient information on the subject collateral and its surrounding real estate market, an in house valuation shall be utilized.  Factors which should be considered in an in house valuation are timing of sale, location and neighborhood, size of the structure and land component, age of any improvements, and other attributes as warranted by the Company.  This determination is made on a property-by-property basis in light of circumstances in the broader economic climate and our assessment of deterioration of real estate values in the market in which the property is located. When the Company feels it cannot collect and analyze salient information on the subject collateral or the collateral’s real estate market, a full appraisal will be utilized.

For non-collateral dependent loans, the fair value is determined by updating the present value of estimated future cash flows using the loan’s existing rate to reflect the payment schedule for the remaining life of the loan.

OREO: OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. At December 31, 2020 our OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

Financial Instruments

In addition to financial instruments recorded at fair value in our financial statements, fair value accounting guidance requires disclosure of the fair value of all of an entity’s assets and liabilities that are considered financial instruments. The majority of our assets and liabilities are considered financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaged in an exchange transaction. Also, it is our general practice and intent to hold our financial instruments to maturity and to not engage in trading or sales activities with respect to such financial instruments. For fair value disclosure purposes, we substantially utilize the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, we use present value methods to determine the fair value of our financial instruments.

Cash and Cash Equivalents

The carrying amounts reported in the Consolidated Balance Sheets for cash and due from banks, including interest-bearing deposits, approximate fair value.

Loans

The fair value of variable rate performing loans that may reprice frequently at short-term market rates is based on carrying values adjusted for credit risk. The fair value of variable rate performing loans that reprice at intervals of one year or longer, such as adjustable rate mortgage products, is estimated using discounted cash flow analyses that utilize interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of fixed rate performing loans is estimated using a discounted cash flow analysis that utilizes interest rates currently being offered for similar loans and adjusted for credit risk. The fair value of nonperforming loans is the carrying value less any specific reserve on the loan if it is impaired. The carrying amount of accrued interest approximates fair value.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Bank Owned Life Insurance

Fair value approximates net cash surrender value of bank owned life insurance, or BOLI.

Federal Home Loan Bank Stock

It is not practical to determine the fair value of our FHLB and other restricted stock due to the restrictions placed on the transferability of these stocks; it is presented at carrying value.

Deposits

The fair values disclosed for deposits without defined maturities (e.g., noninterest and interest-bearing demand, money market and savings accounts) are by definition equal to the amounts payable on demand. The carrying amounts for variable rate, fixed-term time deposits approximate their fair values. Estimated fair values for fixed rate and other time deposits are based on discounted cash flow analysis using interest rates currently offered for time deposits with similar terms. The carrying amount of accrued interest approximates fair value.

Borrowings

The fair values disclosed for fixed rate long-term borrowings are determined by discounting their contractual cash flows using current interest rates for long-term borrowings of similar remaining maturities. The carrying amounts of variable rate long-term borrowings approximate their fair values.

Loan Commitments and Standby Letters of Credit

Off-balance sheet financial instruments consist of commitments to extend credit and letters of credit. Except for interest rate lock commitments, estimates of the fair value of these off-balance sheet items are not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

Newly Adopted Pronouncements in 2020: In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This accounting guidance became effective on January 1, 2020. The amendments in this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive (Loss) Income.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. We adopted this ASU on January 1, 2020. The amendments in this ASU did not materially impact our Consolidated Balance Sheets or Consolidated Statements of Comprehensive (Loss) Income.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The main objective of ASU is to simplify the current requirements for testing goodwill for impairment by eliminating step two from the goodwill impairment test. The amendments are expected to reduce the complexity and costs associated with performing the goodwill impairment test, which could result in recording impairment charges sooner. We adopted the amendments of this ASU on January 1, 2020. During the third quarter of 2020, we recorded an impairment charge of $62.2 million as the estimated fair value of the reporting unit was less than the carrying value.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 2 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated using the two-class method. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the dilutive effect on average shares outstanding is the result of unvested restricted stock grants.

The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share calculations for the periods presented:

	Years ended December 31,
(Dollars in Thousands, except share and per share data)	2020	2019	2018
Numerator for Earnings (Loss) per Share- Basic:
Net (Loss) Income Allocated to Common Shareholders	$(45,858)	$26,575	$11,905
Numerator for Earnings (Loss) per Share- Diluted:
Net (Loss) Income Allocated to Common Shareholders	$(45,858)	$26,575	$11,905
Denominators:
Weighted Average Shares Outstanding- Basic	26,379,774	26,323,899	26,259,223
Add: Average Participating Shares Outstanding	-	15,186	11
Denominator for Two-Class Method-Diluted	26,379,774	26,339,085	26,259,234
(Loss) Earnings per Common Share-Basic	$(1.74)	$1.01	$0.45
(Loss) Earnings per Common Share-Diluted	$(1.74)	$1.01	$0.45

As a result of the net loss for the full year 2020, all average participating shares outstanding are considered anti-dilutive to loss per share. There were two shares not included in the average participating shares outstanding because they would be considered to be anti-dilutive for the year ended December 31, 2019. There were no weighted average shares considered anti-dilutive in the calculations for the year ended December 31, 2018.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Board of Governors of the Federal Reserve System (the “FRB”) imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the FRB. The required reserves averaged $3.7 million for 2020, $44.3 million for 2019, and $42.4 million for 2018. The average of required reserves declined during 2020 as a result of the implementation of a new deposit management tool.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - INVESTMENT SECURITIES

The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2020
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential Mortgage-Backed Securities	$44,057	$1,008	$(341)	$44,724
Commercial Mortgage-Backed Securities	5,194	253	-	5,447
Asset Backed Securities	133,672	884	(999)	133,557
Collateralized Mortgage Obligations	212,751	6,007	(399)	218,359
Small Business Administration	99,604	346	(805)	99,145
States and Political Subdivisions	239,251	13,490	(119)	252,622
Corporate Notes	24,250	582	(7)	24,825
Total Debt Securities	$758,779	$22,570	$(2,670)	$778,679

	December 31, 2019
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential Mortgage-Backed Securities	$51,600	$1,136	$(92)	$52,644
Commercial Mortgage-Backed Securities	18,972	147	(113)	19,006
Asset Backed Securities	110,943	285	(1,589)	109,639
Collateralized Mortgage Obligations	291,139	2,425	(1,340)	292,224
Small Business Administration	106,485	347	(1,096)	105,736
States and Political Subdivisions	148,596	1,669	(1,785)	148,480
Corporate Notes	14,721	167	-	14,888
Total Debt Securities	$742,456	$6,176	$(6,015)	$742,617

The Company did not have securities classified as held-to-maturity at December 31, 2020 or December 31, 2019.

The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(Dollars in Thousands)	2020	2019	2018
Proceeds from Sales of Securities Available-for-Sale	$188,169	$390,548	$133,120

Gross Realized Gains	$6,957	$4,172	$1,899
Gross Realized Losses	(75)	(1,967)	(628)
Net Realized Gains	$6,882	$2,205	$1,271
Tax Impact	$1,445	$463	$267

Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized gains above reflect reclassification adjustments in the calculation of other comprehensive income (loss). The net realized gains are included in noninterest income as gains on sales of securities, net in the Consolidated Statements of (Loss) Income. The tax impact is included in income tax provision in the Consolidated Statements of (Loss) Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in Thousands)	Amortized	Fair
December 31, 2020	Cost	Value
Due in One Year or Less	$391	$394
Due after One Year through Five Years	10,967	11,053
Due after Five Years through Ten Years	131,639	134,475
Due after Ten Years	220,108	230,670
Residential Mortgage-Backed Securities	44,057	44,724
Commercial Mortgage-Backed Securities	5,194	5,447
Collateralized Mortgage Obligations	212,751	218,359
Asset Backed Securities	133,672	133,557
Total Securities	$758,779	$778,679

At December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $146.0 million at December 31, 2020 and $150.6 million at December 31, 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Available-for-sale securities with unrealized losses at December 31, 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Residential Mortgage-Backed Securities	7	$21,109	$339	3	$40	$2	10	$21,149	$341
Asset Backed Securities	11	23,653	219	27	61,599	780	38	85,252	999
Collateralized Mortgage Obligations	13	48,318	212	14	38,615	187	27	86,933	399
Small Business Administration	7	10,444	53	73	47,371	752	80	57,815	805
States and Political Subdivisions	12	12,558	119	-	-	-	12	12,558	119
Corporate Notes	1	2,493	7	-	-	-	1	2,493	7
Total Debt Securities	51	$118,575	$949	117	$147,625	$1,721	168	$266,200	$2,670

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Residential Mortgage-Backed Securities	5	$9,972	$92	1	$2	$-	6	$9,974	$92
Commercial Mortgage-Backed Securities	3	7,713	113	-	-	-	3	7,713	113
Asset Backed Securities	22	50,530	549	16	39,153	1,040	38	89,683	1,589
Collateralized Mortgage Obligations	37	144,543	1,051	6	18,107	289	43	162,650	1,340
Small Business Administration	13	25,380	91	69	47,616	1,005	82	72,996	1,096
States and Political Subdivisions	37	70,678	1,785	-	-	-	37	70,678	1,785
Total Debt Securities	117	$308,816	$3,681	92	$104,878	$2,334	209	$413,694	$6,015

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Securities are evaluated for OTTI quarterly and more frequently if economic or market concerns warrant. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the credit quality of the issuer, and whether the Company intends to sell the security or may be required to sell the security prior to maturity. The Company has reviewed all securities for OTTI.

As of December 31, 2020, no OTTI has been identified for any investment securities in the Company’s portfolio. The Company does not believe any individual unrealized loss as of December 31, 2020 represents an OTTI. At December 31, 2020 there were 168 debt securities in an unrealized loss position and at December 31, 2019 there were 209 debt securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. The Company generally does not intend to sell and it is not more likely than not that the Company will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

NOTE 5 – LOANS AND LOANS HELD-FOR-SALE

The composition of the loan portfolio by dollar amount is shown in the table below:

	December 31,
(Dollars in Thousands)	2020	2019
Commercial
Commercial Real Estate	$1,453,799	$1,365,310
Commercial and Industrial	306,828	256,798
Obligations of State and Political Subdivisions	250,336	364,869
Commercial Construction	387,407	292,827
Total Commercial Loans	2,398,370	2,279,804
Consumer
Residential Mortgages	472,170	514,538
Other Consumer	57,647	73,688
Consumer Construction	18,983	16,736
Total Consumer Loans	548,800	604,962
Total Portfolio Loans	$2,947,170	$2,884,766

The Company attempts to limit its exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, this risk is mitigated by reviewing the relevant economic indicators and internal risk rating trends and through stress testing of the loans in these segments. The Company has specific loan segment limits in its loan policy. Total commercial real estate balances should not exceed the combination of 300% of total risk based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio. In addition, there are specific limits in place for various categories of real estate loans with regards to loan-to-value ratios, loan terms, and amortization periods.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unsecured loans pose higher risk for the Company due to the lack of a well-defined secondary source of repayment. Unsecured loans are reserved for the best quality customers with well-established businesses, operate with low financial and operating leverage and demonstrate an ability to clear the outstanding balance on lines of credit for at least thirty consecutive days annually. The repayment capacity of the borrower should exceed the policy and guidelines for secured loans. If the borrower is unable to comply with this requirement and the Company is willing to renew the credit facility, the line should be secured and/or begin amortization.

Total commercial loans represented 81.4% of total portfolio loans at December 31, 2020 and 79.0% of total portfolio loans at December 31, 2019. Within our commercial portfolio, the CRE and Commercial Construction portfolios combined comprised $1.8 billion or 76.8% of total commercial loans and 62.5% of total portfolio loans at December 31, 2020 and comprised $1.7 billion or 72.7% of total commercial loans and 57.5% of total portfolio loans at December 31, 2019. Net deferred costs included in the portfolio balances above were $3.0 million and $5.1 million at December 31, 2020 and 2019, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $219 thousand and $250 thousand at December 31, 2020 and 2019, respectively.

Mortgage loans held-for-sale were $25.4 million and $19.7 million as of December 31, 2020 and December 31, 2019, respectively. In addition to mortgage loans held-for-sale, the Company had $9.8 million in loans held-for-sale in connection with sale of Bank branches at December 31, 2020 that are expected to close in the second quarter of 2021.

Troubled Debt Restructurings

The following table summarizes the TDRs as of the dates presented:

	December 31, 2020			December 31, 2019
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
(Dollars in Thousands)	TDRs	TDRs	TDRs	TDRs	TDRs	TDRs
Commercial
Commercial Real Estate	$6,151	$21,667	$27,818	$3,183	$30,073	$33,256
Commercial and Industrial	-	-	-	-	390	390
Obligations of State and Political Subdivisions	-	-	-	-	-	-
Commercial Construction	52,481	3,319	55,800	53,116	4,242	57,358
Total Commercial TDRs	58,632	24,986	83,618	56,299	34,705	91,004
Consumer
Residential Mortgages	50,618	-	50,618	52,966	-	52,966
Other Consumer	-	-	-	-	-	-
Consumer Construction	-	-	-	-	-	-
Total Consumer TDRs	50,618	-	50,618	52,966	-	52,966
Total TDRs	$109,250	$24,986	$134,236	$109,265	$34,705	$143,970

In order to maximize the collection of loan balances, the Company evaluates troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. Loan modifications may be utilized when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. A loan is a TDR if both of the following exist: 1) the debtor is experiencing financial difficulties, and 2) a creditor has granted a concession to the debtor that it would not normally grant. Nonaccrual loans that are modified can be placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. There were minimal commitments to lend additional funds for loans identified as TDRs.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

TDRs decreased from $143.9 million at December 31, 2019 to $134.2 million at December 31, 2020. This represents a $9.7 million decrease, or 6.8%. The Bank received $12.8 million of pay-downs, offset by an addition of $3.1 million. TDRs of $25.0 million and $34.7 million were nonaccrual as of December 31, 2020 and December 31, 2019, respectively. During the twelve months ended December 31, 2020, the Bank modified one loan totaling $3.1 million that constituted a TDR that had minimal commitments to lend additional funds.

The Company had one loan modified as a TDR during the twelve months ending December 31, 2019 totaling $0.6 million in post-modified recorded balances. The loan was classified as a TDR because there are concessions present that would not be offered to a comparable borrower.

There were no TDR payment defaults during the years ended December 31, 2020, 2019 and 2018. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. At December 31, 2020 and 2019 the Company had $25.0 million and $34.7 million, respectively in loans modified as TDR’s in previous years which had experienced a payment default subsequent to the rework date and were classified as nonperforming.

The specific reserve portion of the allowance for loan losses on TDRs, if required, is determined by discounting the restructured cash flow at the original effective rate of the loan before modification or is based on the fair value of the collateral less cost to sell, if repayment of the loan is collateral dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance as a component of the allowance for loan losses or charges off the impaired balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio.

Loans to principal officers, directors and their affiliates during 2020 were as follows:

(Dollars in Thousands)	2020
Beginning Balance	$39,680
New Loans	11,162
Repayments	(11,637)
Balance at End of Year (1)	$39,205

(1) Balance at end of year includes $37.0 million in loans to a retired director and affiliates during 2020.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The Company maintains an ALL at a level determined to be adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of the balance sheet date. The Company develops and documents a systematic ALL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Obligations of States and Political Subdivisions, 4) Commercial Construction, 5) Residential Mortgages, 6) Other Consumer, and 7) Consumer Construction. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ALL.

CRE loans are secured by commercial purpose real estate, including both owner occupied properties and investment properties, for various purposes such as hotels, strip malls and apartments. Operations of the individual projects as well as global cash flows of the debtors are the primary sources of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the collateral type as well as the business.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

C&I loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the borrower is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.

Obligations of States and Political Subdivision loans are made to local and state municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment. This segment of loans may be secured by general obligations from the municipal authority or revenues generated by infrastructure and equipment financed by the Company. The primary repayment source for these loans include the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority. The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment. The ability of each municipality to increase taxes and fees to offset debt service requirements give this type of loan a very low risk profile in the continuum of the Company’s loan portfolio.

Commercial Construction loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer.

Residential Mortgages are loans secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residential mortgages, including purchase money mortgages. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Consumer loans are made to individuals and may be either secured by assets other than 1-4 family residences or unsecured. This segment includes auto loans and unsecured loans and lines. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.

Consumer Construction loans are made for the construction of residential homes for which a binding sales contract exists and generally are for a period of time sufficient to complete construction. Residential construction loans to individuals generally provide for the payment of interest only during the construction phase. Credit risk for residential real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for or supply of the property being constructed.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present, by portfolio segment, the changes in the allowance for loan losses and the allocation of the allowance for loan losses for the years ended December 31, 2020, 2019, and 2018:

	Commercial		Obligations
(Dollars in Thousands)	Real	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2020	Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Allowance for Loan Losses:
Balance: Beginning of Year	$24,706	$3,236	$365	$5,377	$1,736	$3,299	$43	$38,762
Provision Charged to Expense	11,055	941	586	2,364	594	2,434	32	18,006
Losses Charged Off	(40)	(66)	–	–	(258)	(3,991)	–	(4,355)
Recoveries	707	2	–	188	27	737	–	1,661
Balance, End of Year	$36,428	$4,113	$951	$7,929	$2,099	$2,479	$75	$54,074

	Commercial		Obligations
(Dollars in Thousands)	Real	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2019	Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Allowance for Loan Losses:
Balance: Beginning of Year	$23,897	$626	$432	$5,214	$6,129	$2,728	$173	$39,199
Provision Charged to Expense	878	2,632	(67)	(74)	(4,205)	4,370	(130)	3,404
Losses Charged Off	(69)	(22)	–	(393)	(197)	(4,401)	–	(5,082)
Recoveries	–	–	–	630	9	602	–	1,241
Balance, End of Year	$24,706	$3,236	$365	$5,377	$1,736	$3,299	$43	$38,762

	Commercial		Obligations
(Dollars in Thousands)	Real	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2018	Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Allowance for Loan Losses:
Balance: Beginning of Year	$28,471	$1,210	$460	$2,198	$2,543	$288	$148	$35,318
Provision Charged to Expense	6,512	(564)	(28)	2,324	3,701	4,900	25	16,870
Losses Charged Off	(11,740)	(20)	–	–	(184)	(2,710)	–	(14,654)
Recoveries	654	–	–	692	69	250	–	1,665
Balance, End of Year	$23,897	$626	$432	$5,214	$6,129	$2,728	$173	$39,199

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Quality Indicators:

The Company’s portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit risk grading system is based on debt service coverage, collateral values and other subjective factors. Mortgage and consumer loans are defaulted to a pass grade until a loan migrates to past due status.

The Company’s internally assigned grades are as follows:

Pass – The loan is currently performing and is of high quality.

Special Mention – Assets with potential weaknesses that warrant management’s close attention and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institutions credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Substandard – Assets that are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. Such assets are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Assets with all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

Loss – Assets considered of such little value that its continuance on the books is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables represent credit exposures by internally assigned grades as of December 31, 2020 and 2019:

			Obligations
(Dollars in Thousands)	Commercial	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2020	Real Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Pass	$1,281,106	$228,200	$250,336	$270,798	$415,773	$57,418	$18,983	$2,522,614
Special Mention	126,535	48	-	58,899	723	6	-	186,211
Substandard	46,158	78,580	-	57,710	55,674	223	-	238,345
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Portfolio Loans	$1,453,799	$306,828	$250,336	$387,407	$472,170	$57,647	$18,983	$2,947,170

Performing Loans	$1,431,908	$306,372	$250,336	$382,076	$468,035	$57,463	$18,983	$2,915,173
Non-Accrual Loans	21,891	456	-	5,331	4,135	184	-	31,997
Total Portfolio Loans	$1,453,799	$306,828	$250,336	$387,407	$472,170	$57,647	$18,983	$2,947,170

			Obligations
(Dollars in Thousands)	Commercial	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2019	Real Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Pass	$1,198,269	$167,326	$364,869	$173,176	$456,859	$73,345	$16,736	$2,450,580
Special Mention	1,368	203	-	1,476	1,178	9	-	4,234
Substandard	165,673	89,269	-	118,175	56,501	334	-	429,952
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Portfolio Loans	$1,365,310	$256,798	$364,869	$292,827	$514,538	$73,688	$16,736	$2,884,766

Performing Loans	$1,334,220	$256,331	$364,869	$285,375	$511,681	$73,421	$16,736	$2,842,633
Non-Accrual Loans	31,090	467	-	7,452	2,857	267	-	42,133
Total Portfolio Loans	$1,365,310	$256,798	$364,869	$292,827	$514,538	$73,688	$16,736	$2,884,766

Loans held-for-sale in connection with sale of Bank branches at December 31, 2020 include $7 thousand in the substandard category. There were no substandard loans in loans held-for-sale at December 31, 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company individually evaluates all substandard and nonaccrual loans greater than or equal to $1.0 million for impairment. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Our methodology for evaluating whether a loan is impaired includes risk-rating credits on an individual basis and consideration of the borrower’s overall financial condition, payment history and available cash resources. In measuring impairment, the Company primarily utilizes fair market value of the collateral; however, the Company also uses the discounted cash flow method for loans that are not deemed to be collateral dependent at the time of impairment. TDRs whether on accrual or nonaccrual status, are also classified as impaired loans. TDRs are loans where the Company, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that the Company would not otherwise grant. The Company strives to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. These modifications are generally for longer term periods that would not be considered insignificant.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the balances in the ALL and the recorded investment in the loan balances based on impairment method as of December 31, 2020 and 2019.

	Commercial		Obligations
(Dollars in Thousands)	Real	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2020	Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Allowance for Loan Losses:
Individually Evaluated for Impairment	$13,773	$-	$-	$1,477	$–	$–	$–	$15,250
Collectively Evaluated for Impairment	22,655	4,113	951	6,452	2,099	2,479	75	38,824
Total Allowance for Loan Losses	$36,428	$4,113	$951	$7,929	$2,099	$2,479	$75	$54,074

Total Loans:
Individually Evaluated for Impairment	$27,666	$-	$-	$56,987	$50,618	$-	$-	$135,271
Collectively Evaluated for Impairment	1,426,133	306,828	250,336	330,420	421,552	57,647	18,983	2,811,899
Total Portfolio Loans	$1,453,799	$306,828	$250,336	$387,407	$472,170	$57,647	$18,983	$2,947,170

	Commercial		Obligations
(Dollars in Thousands)	Real	Commercial	Of States and	Commercial	Residential	Other	Consumer
December 31, 2019	Estate	& Industrial	Political Sub.	Construction	Mortgages	Consumer	Construction	Total
Allowance for Loan Losses:
Individually Evaluated for Impairment	$5,779	$390	$-	$–	$–	$–	$–	$6,169
Collectively Evaluated for Impairment	18,927	2,846	365	5,377	1,736	3,299	43	32,593
Total Allowance for Loan Losses	$24,706	$3,236	$365	$5,377	$1,736	$3,299	$43	$38,762

Total Loans:
Individually Evaluated for Impairment	$33,256	$390	$-	$59,053	$52,966	$-	$-	$145,665
Collectively Evaluated for Impairment	1,332,054	256,408	364,869	233,774	461,572	73,688	16,736	2,739,101
Total Portfolio Loans	$1,365,310	$256,798	$364,869	$292,827	$514,538	$73,688	$16,736	$2,884,766

The recorded investment in loans excludes accrued interest receivable. Individually evaluated impaired loans do not include certain troubled debt restructured loans which are less than $1.0 million.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table includes the recorded investment and unpaid principal balance for impaired loans with the associated allowance, if applicable, at December 31, 2020, 2019 and 2018:

(Dollars in Thousands)	Unpaid Principal	Recorded	Specific	Average Investment	Interest Income
December 31, 2020	Balance	Balance	Allowance	in Impaired Loans	Recognized
Loans without a Specific Valuation Allowance:
Commercial Real Estate	$3,236	$3,236	$-	$4,201	$128
Commercial Construction	55,248	55,248	-	56,941	1,871
Residential Mortgages	50,618	50,618	-	51,716	1,906

Loans with a Specific Valuation Allowance:
Commercial Real Estate	24,430	24,430	13,773	27,780	163
Commercial and Industrial	-	-	-	184	-
Commercial Construction	1,739	1,739	1,477	1,739	-

Total by Category:
Commercial Real Estate	27,666	27,666	13,773	31,981	291
Commercial and Industrial	-	-	-	184	-
Commercial Construction	56,987	56,987	1,477	58,680	1,871
Residential Mortgages	50,618	50,618	-	51,716	1,906
Total Impaired Loans	$135,271	$135,271	$15,250	$142,561	$4,068

(Dollars in Thousands)	Unpaid Principal	Recorded	Specific	Average Investment	Interest Income
December 31, 2019	Balance	Balance	Allowance	in Impaired Loans	Recognized
Loans without a Specific Valuation Allowance:
Commercial Real Estate	$4,487	$4,487	$-	$5,885	$131
Commercial Construction	59,053	59,053	-	59,558	3,056
Residential Mortgages	52,966	52,966	-	57,079	5,862

Loans with a Specific Valuation Allowance:
Commercial Real Estate	28,769	28,769	5,779	31,201	-
Commercial and Industrial	390	390	390	434	-
Commercial Construction	-	-	-	1,716	-

Total by Category:
Commercial Real Estate	33,256	33,256	5,779	37,086	131
Commercial and Industrial	390	390	390	434	-
Commercial Construction	59,053	59,053	-	61,274	3,056
Residential Mortgages	52,966	52,966	-	57,079	5,862
Total Impaired Loans	$145,665	$145,665	$6,169	$155,873	$9,049

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Dollars in Thousands)	Unpaid Principal	Recorded	Specific	Average Investment	Estimated Interest
December 31, 2018	Balance	Balance	Allowance	in Impaired Loans	Income Recognized
Loans without a Specific Valuation Allowance:
Commercial Real Estate	$69,739	$69,739	$-	$69,677	$2,392
Commercial and Industrial	-	-	-	187,978	-
Commercial Construction	61,187	61,187	-	58,623	1,554
Residential Mortgages	272	272	-	394	-

Loans with a Specific Valuation Allowance:
Commercial Construction	30,379	30,379	5,199	23,126	20

Total by Category:
Commercial Real Estate	69,739	69,739	-	69,677	2,392
Commercial and Industrial	-	-	-	187,978	-
Commercial Construction	91,566	91,566	5,199	81,749	1,574
Residential Mortgages	272	272	-	394	-
Total Impaired Loans	$161,577	$161,577	$5,199	$339,798	$3,966

For the years ended December 31, 2020, 2019 and 2018, interest income recognized on impaired loans was $4.1 million, $9.0 million, and $4.0 million, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Age Analysis of Past-Due Loans by Class

The following table includes an aging analysis of the recorded investment of past-due portfolio loans as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,428,092	$3,487	$329	$3,816	$21,891	$1,453,799
Commercial & Industrial	305,988	194	190	384	456	306,828
Obligations of States and Political Sub.	250,336	-	-	-	-	250,336
Commercial Construction	381,792	193	91	284	5,331	387,407
Residential Mortgages	466,688	1,347	-	1,347	4,135	472,170
Other Consumer	56,890	278	295	573	184	57,647
Consumer Construction	18,983	-	-	-	-	18,983
Total	$2,908,769	$5,499	$905	$6,404	$31,997	$2,947,170

	December 31, 2019
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,333,000	$307	$913	$1,220	$31,090	$1,365,310
Commercial & Industrial	256,170	146	15	161	467	256,798
Obligations of States and Political Sub.	364,633	236	-	236	-	364,869
Commercial Construction	285,147	58	170	228	7,452	292,827
Residential Mortgages	510,739	937	5	942	2,857	514,538
Other Consumer	72,138	894	389	1,283	267	73,688
Consumer Construction	16,736	-	-	-	-	16,736
Total	$2,838,563	$2,578	$1,492	$4,070	$42,133	$2,884,766

Loans past due 90 days or more and still accruing were zero at December 31, 2020 and 2019. With the implementation of the Company’s new core system, loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days or more and still accruing increased $2.3 million to $6.4 million at December 31, 2020 compared to $4.1 million at December 31, 2019.

As of December 31, 2020 loans held-for-sale in connection with sale of Bank branches included $7 thousand in nonaccrual status and $7 thousand that were past due. There were no nonaccrual or past due loans related to loans held-for-sale in 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - FAIR VALUE MEASUREMENTS

Financial assets measured at fair value on a recurring basis at December 31, 2020 are summarized below:

		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(Dollars in Thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Securities Available-for-Sale	$778,679	$-	$768,316	$10,363
Derivatives	4,493	-	4,493	-
Total	$783,172	$-	$772,809	$10,363

Liabilities
Derivatives	$4,756	$-	$4,756	$-
Total	$4,756	$-	$4,756	$-

Financial assets measured at fair value on a recurring basis at December 31, 2019 are summarized below:

		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
(Dollars in Thousands)	Value	(Level 1)	(Level 2)	(Level 3)
Assets
Securities Available-for-Sale	$742,617	$-	$737,617	$5,000
Derivatives	626	-	626	-
Total	$743,243	$-	$738,243	$5,000

Liabilities
Derivatives	$675	$-	$675	$-
Total	$675	$-	$675	$-

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

We have invested in subordinated debt of other financial institutions. We have two securities of $5.0 million each that are considered to be Level 3 securities at December 31, 2020, an increase of $5.0 million in one security from December 31, 2019. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, and the institution’s core earnings ability, liquidity management platform and current on and off balance sheet interest rate risk exposures.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019 are summarized below:

(Dollars in Thousands)
December 31, 2020	Level 1	Level 2	Level 3	Fair Value
OREO	$–	$–	$15,722	$15,722
Impaired Loans	$–	$–	$10,919	$10,919

December 31, 2019	Level 1	Level 2	Level 3	Fair Value
OREO	$–	$–	$18,324	$18,324
Impaired Loans	$–	$–	$22,989	$22,989

Impaired loans had a net carrying amount of $10.9 million at December 31, 2020 with a valuation allowance of $15.3 million, resulting in a $9.1 million increase in provision for loan losses for the year ended December 31, 2020. Impaired loans had a net carrying amount of $23.0 million at December 31, 2019 with a valuation allowance of $6.2 million, resulting in a $1.0 million increase in provision for loan losses for the year ended December 31, 2019.

OREO had a net carrying amount of $15.7 million as of December 31, 2020, compared with $18.3 million at December 31, 2019, respectively. Write-downs of $1.5 million were recorded on OREO for the year ended December 31, 2020 compared to $4.5 million for the year ended December 31, 2019, respectively.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019:

(Dollars in Thousands)
December 31, 2020	Fair	Valuation	Unobservable	Weighted
Assets	Value	Technique	Inputs	Range	Average
Impaired Loans	$1,163	Discounted Appraisals	Estimated Selling Costs	43.0%	43.0%
Impaired Loans	9,494	Discounted Appraisals	Estimated Selling Costs & Qualitative Adjustments	12.0 – 50.0%	33.2%
Impaired Loans	262	Discounted Appraisals	Estimated Selling Costs	20.9%	20.9%
Total Impaired Loans	$10,919

Other Real Estate Owned	$11,972	Appraisals	Estimated Selling Costs	6.0 – 10.0%	6.5%
Other Real Estate Owned	1,260	Discounted Cash Flow	Discount Rate	6.3%	6.3%
Other Real Estate Owned	1,583	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Other Real Estate Owned	907	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	33.7 – 73.5%	55.5%
Total Other Real Estate Owned	$15,722

(Dollars in Thousands)
December 31, 2019	Fair	Valuation	Unobservable	Weighted
Assets	Value	Technique	Inputs	Range	Average
Impaired Loans	$2,700	Purchase Contract	Pending Close of Contract, Net of Closing Costs	25.0%	25.0%
Impaired Loans	20,289	Discounted Appraisals	Management’s Disc. & Selling Costs	2.6 – 84.6%	24.1%
Total Impaired Loans	$22,989

Other Real Estate Owned	$13,596	Appraisals	Selling Costs	6.0 – 10.0%	6.4%
Other Real Estate Owned	1,735	Discounted Cash Flow	Discount Rate	6.3%	6.3%
Other Real Estate Owned	2,993	Internal Valuations	Selling Costs	5.0%	5.0%
Total Other Real Estate Owned	$18,324

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A baseline discount rate has been established for impairment measurement. This baseline discount rate was back tested against historical OREO sales and therefore represents an average recovery rate based on the transaction sizes and asset types in the population examined. Management considers the unique attributes and characteristics of each specific impaired loan and may use judgement to adjust the baseline discount rate when appropriate. The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2020 and December 31, 2019 are presented in the following tables. Fair values for December 31, 2020 and December 31, 2019 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

(Dollars in Thousands)		Fair Value Measurements at December 31, 2020
Financial Assets:	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$241,942	$38,535	$203,407	$-	$241,942
Securities Available-for-Sale	778,679	-	768,316	10,363	778,679
Loans Held-for-Sale	25,437	-	-	25,437	25,437
Portfolio Loans, net	2,893,096	-	-	2,854,958	2,854,958
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower cost or fair value	9,835	-	-	9,835	9,835
Federal Home Loan Bank Stock, at Cost	5,093	-	-	NA	NA
Other Assets- Interest Rate Derivatives	4,493	-	4,493	-	4,493
Accrued Interest Receivable	32,157	-	2,887	29,270	32,157
Financial Liabilities:
Deposits	$3,599,911	$699,229	$1,285,912	$1,640,587	$3,625,728
Deposits Held for Assumption in Connection with Sale of Banking Branches	84,717	9,506	18,699	56,512	84,717
Other Liabilities- Interest Rate Derivatives	4,756	-	4,756	-	4,756
FHLB Borrowings	35,000	-	-	35,461	35,461
Accrued Interest Payable	2,131	-	-	2,131	2,131

(Dollars in Thousands)		Fair Value Measurements at December 31, 2019
Financial Assets:	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents	$125,812	$41,386	$84,426	$-	$125,812
Securities Available-for-Sale	742,617	-	737,617	5,000	742,617
Loans Held-for-Sale	19,714	-	-	19,714	19,714
Portfolio Loans, net	2,846,004	-	-	2,819,585	2,819,585
Federal Home Loan Bank Stock, at Cost	4,113	-	-	NA	NA
Other Assets- Interest Rate Derivatives	626	-	626	-	626
Accrued Interest Receivable	13,751	-	3,018	10,733	13,751
Financial Liabilities:
Deposits	$3,504,245	$554,875	$988,964	$1,967,563	$3,511,402
Other Liabilities- Interest Rate Derivatives	675	-	675	-	675
FHLB Borrowings	10,000	-	-	9,886	9,886
Accrued Interest Payable	3,001	-	-	3,001	3,001

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation as follows:

	December 31,
(Dollars in Thousands)	2020	2019
Land	$27,673	$28,526
Bank Premises	60,571	59,161
Furniture and Equipment	31,339	28,783
Leasehold Improvements	613	702
	120,196	117,172
Accumulated Depreciation	(34,889)	(31,230)
Total	$85,307	$85,942

At December 31, 2020, we had $2.3 million bank premises and equipment held-for-sale.

Depreciation has been included under occupancy expense in the Consolidated Statements of (Loss) Income totaling $6.1 million in 2020, $5.3 million in 2019, and $3.7 million in 2018.

Real estate on closed branches was valued based on recent comparative market values received from a real estate broker. Write-downs in the amount of $1.1 million, $0.8 million and $3.5 million were recognized during 2020, 2019 and 2018, respectively. The net remaining carrying value of $2.5 million and $3.0 million is classified as held-for-sale in OREO in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

The Company leases offices from non-related parties under various terms, some of which contain contingent rentals tied to a price index. Rental expense for these leases was $99 thousand in 2020, $37 thousand in 2019, and $211 thousand for 2018.

The Company currently has two depository locations, a loan production office, and a commercial banking office under lease contracts. We have included $1.5 million and $1.2 million in right-of-use assets in other assets on its Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. The Company has included $1.6 million and $1.5 million in lease liabilities in other liabilities on its Consolidated Balance Sheets at December 31, 2020 and 2019, respectively.

NOTE 9 - OTHER REAL ESTATE OWNED

The following table presents OREO owned activity as of the dates presented:

	Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Beginning Balance	$18,324	$33,681	$39,793
Loans Transferred to Other Real Estate Owned	755	302	28,212
Loans to Finance the Sale of Other Real Estate Owned	-	-	(893)
Transfer of Closed Retail Offices to Other Real Estate Owned	2,221	1,694	2,177
Capitalized Expenditures	19	-	1,272
Direct Write-Downs	(1,483)	(4,457)	(8,714)
Cash Proceeds from Pay-downs	(483)	(580)	-
Sales of Other Real Estate Owned	(3,631)	(12,316)	(28,166)
End of Year	$15,722	$18,324	$33,681

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2020, 2019, and 2018, the balance of OREO includes $13.2 million, $15.3 million, and $26.9 million, respectively, of foreclosed properties recorded as a result of obtaining physical possession of the asset. At December 31, 2020 and 2019, the recorded investment of foreclosed residential real estate was $109 thousand and $69 thousand, respectively. At December 31, 2020 and 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process is $67 thousand and $290 thousand, respectively.

Income and expenses applicable to foreclosed assets include the following:

	Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Provision for Losses	$1,483	$4,457	$8,714
Operating Expenses, net of rental income	317	(164)	(476)
Net (Gain) Loss on Sales	(48)	275	(513)
Other Real Estate Owned Expense	$1,752	$4,568	$7,725

NOTE 10 – GOODWILL

Accounting guidance requires the Company to test its goodwill impairment at least annually, or more frequently, if an event occurs or circumstances change which are considered to be triggering events that would more likely than not reduce the fair value of its goodwill below the carrying value of the reporting unit.

The unprecedented decline in economic conditions triggered by the COVID-19 pandemic caused a significant decline in stock market valuations in March 2020, including our stock price. These triggering events indicated that goodwill related to our single reporting unit may be impaired and we expected to evaluate goodwill for impairment quarterly given the current environment.

During the first quarter of 2020, with the recent volatility in the financial services industry and in our economic environment we determined it prudent to have a full goodwill impairment analysis performed as of March 31, 2020 updated as of June 30, 2020. We performed the goodwill impairment test by determining the fair value of the reporting unit. We engaged a third-party financial advisor to prepare the market and income approaches in order to determine fair value. Their analysis supported the conclusion that the fair value of our common stock at June 30, 2020 was greater than both stated and tangible common book value and therefore no impairment to the goodwill was recorded at June 30, 2020.

As we continued to monitor our performance due to the COVID-19 pandemic and continued to experience declines in our stock price in relation to other bank indices and the length of time that the market value of the reporting unit had been below its book value, we completed another interim quantitative goodwill impairment analysis as of September 30, 2020. Various valuation methodologies were considered when completing the quantitative impairment test to determine the estimated fair value of the reporting unit which is then compared to its carrying value, including goodwill. Upon completing the quantitative impairment analysis as of September 30, 2020, the analysis estimated fair value of the reporting unit to be less than the carrying value. Therefore, we recorded a goodwill impairment of $62.2 million, which represented the entire amount of goodwill allocated to the reporting unit. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, liquidity position, or our overall financial strength.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents goodwill as of December 31:

(Dollars in Thousands)	2020	2019
Balance as of January 1	$62,192	$62,192
Impairment Losses	(62,192)	-
Balance as of December 31	$-	$62,192

NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In accordance with applicable accounting guidance for derivatives and hedging, all derivatives are recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value. Interest rate swaps are contracts in which a series of interest rate flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a commercial customer while at the same time entering into an offsetting interest rate swap with another financial institution, or counterparty. In connection with each transaction, the Company originates a floating rate loan to the customer at a notional amount. In turn, the customer contracts with the counterparty to swap the stream of cash flows associated with the floating interest rate loan with the Company for a stream of fixed interest rate cash flows based on the same notional amount as the Company’s loan. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate loan with the Company receiving a variable rate. These agreements could have floors or caps on the contracted interest rates.

Pursuant to agreements with various financial institutions, the Company may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of interest rate swap transactions. Based upon current positions and related future collateral requirements relating to them, management believes any effect on our cash flow or liquidity position to be immaterial.

Derivatives contain an element of credit risk, the possibility that the Company will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by the Asset and Liability Committee (“ALCO”) and all derivatives with customers are approved by a team of qualified members from senior management who have been trained to understand the risk associated with interest rate swaps and have past industry experience. Interest rate swaps are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings in the Consolidated Statements of (Loss) Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table indicates the amounts representing the value of derivative assets and derivative liabilities at December 31:

	Fair Values of Derivative Instruments
	Asset Derivatives (Included in Other Assets)
(Dollars in Thousands)	2020			2019
	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	1	$151	$-	5	$937	$1
Interest Rate Swap Contracts – Commercial Loans	38	255,572	4,493	2	18,773	625
Total Derivatives not Designated as Hedging Instruments	39	$255,723	$4,493	7	$19,710	$626

	Fair Values of Derivative Instruments
	Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2020			2019
	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	1	$151	$-	5	$937	$1
Interest Rate Swap Contracts – Commercial Loans	38	255,572	4,756	2	18,773	674
Total Derivatives not Designated as Hedging Instruments	39	$255,723	$4,756	7	$19,710	$675

The following table indicates the loss recognized in income on derivatives for the years ended December 31:

(Dollars in Thousands)	2020	2019	2018
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$(1)	$-	$1
Forward Sale Contracts – Mortgage Loans	1	-	(1)
Interest Rate Swap Contracts – Commercial Loans	(214)	(22)	(27)
Total Derivative Loss	$(214)	$(22)	$(27)

Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset and a derivative liability with the same counterparty to a swap transaction and are permitted to offset the asset position and the liability position resulting in a net presentation.

The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at December 31:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2020	2019	2020	2019
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$4,493	$625	$4,756	$674
Gross Amounts Offset	-	-	-	-
Net Amounts Presented in the Consolidated Balance Sheets	4,493	625	4,756	674
Gross Amounts Not Offset (1)	-	-	(5,220)	(860)
Net Amount	$4,493	$625	$(464)	$(186)

(1)  Amounts represent collateral posted for the periods presented.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – DEPOSITS

The following table presents the composition of deposits at December 31:

(Dollars in Thousands)	2020	2019	$ Change	% Change
Noninterest-Bearing Demand	$699,229	$554,875	$144,354	26.0%
Interest-Bearing Demand	366,201	286,561	79,640	27.8%
Money Market	294,229	140,589	153,640	109.3%
Savings	625,482	561,814	63,668	11.3%
Certificates of Deposits	1,614,770	1,960,406	(345,636)	(17.6)%
Deposits Held for Assumption in Connection with Sale of Bank Branches	84,717	--	84,717	NM
Total	$3,684,628	$3,504,245	$180,383	5.1%
NM - percentage not meaningful

All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Time deposits that meet or exceed the FDIC Insurance limit of $250,000, excluding deposits held-for-assumption, at year-end 2020 and 2019 were $184.2 million and $195.3 million, respectively.

Certificates of Deposit, excluding deposits held for assumption for pending branch sale transactions, maturing as of December 31:

(Dollars in Thousands)	2020
2021	$746,635
2022	249,239
2023	293,434
2024	135,306
2025	187,931
Thereafter	2,225
Total	$1,614,770

Overdrafts reclassified to loans at December 31, 2020 and 2019 were $0.5 million and $0.7 million, respectively.

Total deposit dollars from executive officers, directors, and their related interests at December 31, 2020 and 2019, respectively, were $6.7 million and $7.5 million.

NOTE 13 – FEDERAL HOME LOAN BANK BORROWINGS

Borrowings are an additional source of liquidity for the Company. FHLB Borrowings were $35.0 million and $10.0 million at December 31, 2020 and December 31, 2019, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at December 31, 2020. Total loans pledged as collateral were $804.2 million and $284.6 million at December 31, 2020 and December 31, 2019, respectively. There were no securities available-for-sale pledged as collateral at December 31, 2020. The bank continues to methodically pledge additional eligible loans, with the ultimate expectation to have full pledging by year end 2021. Total securities available-for-sale pledged as collateral were $28.6 million at December 31, 2019. The Company is eligible to borrow up to an additional $510.5 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25% of the Company’s assets, as of December 31, 2020. The Company had the capacity to borrow up to an additional $242.2 million from the FHLB at December 31, 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table represents the balance of long-term borrowings, the weighted average interest rate, and interest expense for the years ended December 31:

(Dollars in Thousands)	2020	2019	2018
Long-term Borrowings	$35,000	$10,000	$-
Weighted Average Interest Rate	1.13%	1.63%	0.00%
Interest Expense	$361	$38	$-

Scheduled annual maturities and average interest rates for FHLB advances for each of the five years subsequent to December 31, 2020 and thereafter are as follows:

		Weighted
(Dollars in Thousands)	Balance	Average Rate
2021	$3,000	1.68%
2022	4,000	1.60%
2023	10,000	0.88%
2024	13,000	1.10%
2025	5,000	1.02%
Thereafter	-	0.00%
Total FHLB Advances	$35,000	1.13%

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company has adopted an integrated profit sharing plan, which allows for elective deferrals and non-elective contributions. Employees participate in the profit sharing plan following completion of six (6) months of service and upon reaching the age of twenty years and six months as of January 1. Vesting is based on years of service to the Company, with a year being any year an employee works a minimum of 1,000 hours.

The following table details the vesting schedule based on years of service for participants:

1 Year of Service	0	% Vested
2 Years of Service	20	% Vested
3 Years of Service	40	% Vested
4 Years of Service	60	% Vested
5 Years of Service	100	% Vested

Any participant who has reached the age of 62 is fully vested regardless of length of service. Each participant in the plan (who has not reached age 62) becomes 100% vested after five (5) years of service. The non-elective contribution to the plan is determined each year by the Company’s Board of Directors (the “Board”) and thus may fluctuate in amount from year to year. The contribution by the Company, which includes contributions to the non-qualified plan discussed below, was $1.0 million in 2020, $1.4 million in 2019 and $1.7 million in 2018. These amounts are included in salaries and employee benefits in the Consolidated Statements of (Loss) Income.

Beginning in 2019, our integrated profit sharing plan includes a Company match based upon an employee’s elective deferral. This elective deferral is subject to dollar limits announced annually by the Internal Revenue Service (“IRS”). Elective deferrals are matched equal to 100% of the first 3% deferred and 50% of the next 2%, producing a maximum 4% match. Expense for this deferral match was $1.2 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. There was no expense for the calendar year ended 2018.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Bank entered into a Nonqualified Profit Sharing Plan originally on December 30, 1996, which was subsequently amended and restated effective December 20, 2007. The purpose of the Nonqualified Profit Sharing Plan was to provide additional benefits to be paid to the executive upon the occurrence of a “Distributable Event,” which is either termination or death. The board of directors of the Bank (the “Bank Board”) approved the amended plan on December 20, 2007. Since its inception, the Bank’s former Chairman and Chief Executive Officer was the only executive who participated in the Nonqualified Profit Sharing Plan. In April 2017, a Distributable Event occurred, in which distributions will occur over 45 quarterly payments. The value of the plan was $1.0 million as of December 31, 2020, and was solely comprised of cash. The quarterly distributions began on January 1, 2018 and will continue to be paid out in equal quarterly installments approximating $30 thousand.

On December 15, 2020, the Bank adopted an unfunded, nonqualified deferred compensation plan, called the Nonqualified Deferred Compensation Plan, to provide to provide (i) certain key executives of the Bank (beginning after the date of adoption) the opportunity to defer to a later year on a pre-tax basis certain compensation without being subject to the dollar limits that apply to these employees under the Bank’s tax-qualified integrated profit-sharing plan and (ii) the Bank’s non-employee directors (beginning in January 2022) the opportunity to defer to a later year on a pre-tax basis certain director fees.  The compensation and fees (and related earnings) deferred under this plan are held in a grantor trust until paid to the participants and remain subject to the claims of the creditors of the Bank and Company until paid to the participants.

NOTE 15 – INCENTIVE AND RESTRICTED STOCK PLAN

The Bank Board adopted the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan on March 29, 2018 based on the recommendation of the Bank’s Nominating and Compensation Committee (now, a committee of the Company, the “Committee”), which became effective on June 27, 2018. In connection with the Reorganization, the Company adopted and assumed Carter Bank & Trust 2018 Omnibus Equity Incentive Plan as its own (now the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, or, for purposes of this discussion, the “Plan”). The Plan reserves a total 2,000,000 shares of common stock for issuance and provides for the grant to key employees and non-employee directors of the Company and its subsidiaries of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards (collectively, the “awards”). Subject to accelerated vesting under certain circumstances, the Plan requires a minimum vesting period of one year for awards subject to time-based conditions and a minimum performance period of one year for awards subject to achievement or satisfaction of performance goals. These minimums are applicable to awards other than those granted as part of a retainer for the service of non-employee directors. The Committee will determine the vesting period on the awards. No awards may be granted under the Plan more than ten years from the effective date of the Plan. For purposes of this Note 15, references to the “Company” mean the “Bank’ with respect to actions prior to the Reorganization.

Restricted Stock

The Company periodically issues restricted stock to non-employee directors, executive officers and employees pursuant to the Plan. As of December 31, 2020, 132,027 restricted shares had been granted under the Plan and 4,747 restricted shares had been forfeited.

The Company granted 39,019 and 47,309 restricted shares of common stock to key personnel under the Plan during 2020 and 2019, respectively. These grants were approved by the Committee as compensation for substantial contributions to the Company’s performance, including contribution during our recent core systems conversion. These key personnel time-based restricted shares vest in one-third annual installments over three years after the grant date. The closing price of our stock was used to determine the fair value on the date of the grant.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were 16,137 and 17,149 restricted shares of common stock issued to non-employee directors under the Plan during 2020 and 2019, respectively. These grants were approved by the Committee as compensation for the Company’s performance. These restricted shares granted in 2019 were originally approved to fully vest three years after the grant date. However, the Committee approved accelerated vesting of these non-employee director restricted shares in January 2020 to fully vest one year after the grant date. The restricted shares granted in 2020 fully vest one year after the grant date. The closing price of our stock was used to determine the fair value on the date of the grant.

If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise or settlement of the award, or if shares issued pursuant to awards are forfeited, any stock subject to such award again shall be available for future awards under the Plan.

Compensation expense for restricted shares of stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. The Company recognized compensation expense of $1.0 million and $381 thousand for 2020 and 2019, respectively.

As of December 31, 2020 and 2019, there was $907 thousand and $946 thousand, respectively, of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.68 years and 2.13 years, respectively.

The following table provides information about restricted stock granted under the Plan for the years ended December 31:

		Weighted Average
		Grant Date
	Restricted Shares	Fair Value
Non-vested at December 31, 2018	12,413	$17.86
Granted	64,458	17.39
Vested	(3,995)	17.86
Forfeited	(403)	17.86
Non-vested at December 31, 2019	72,473	17.44
Granted	55,156	19.23
Vested	(37,908)	16.94
Forfeited	(4,344)	19.06
Non-vested at December 31, 2020	85,377	$18.73

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 16 - FEDERAL AND STATE INCOME TAXES

The components of the provision (benefit) for income tax expense were as follows:

(Dollars in Thousands)	2020	2019	2018
Current	$2,399	$1,285	$(2,447)
Deferred	(1,627)	(76)	4,850
Income Tax Provision	$772	$1,209	$2,403

The following is a reconciliation of the differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate (21% at December 31, 2020, 2019 and 2018) to income before taxes:

	2020		2019		2018
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$(9,468)	21.0	$5,835	21.0	$3,006	21.0
State Income Tax, net of Federal Benefit	455	(1.0)	220	0.8	190	1.3
Tax-exempt Interest, net of Disallowance	(1,757)	3.9	(2,128)	(7.7)	(2,629)	(18.4)
Federal Tax Credits, net of Basis Reduction	(948)	2.2	(2,032)	(7.3)	(1,375)	(9.6)
Change in Valuation Allowance (excluding the effect of the Act)	(374)	0.8	(424)	(1.5)	(384)	(2.7)
Income from Bank Owned Life Insurance	(294)	0.7	(302)	(1.1)	(244)	(1.7)
True-up of Book and Tax Basis Differences	81	(0.2)	8	-	3,742	26.1
Goodwill Impairment	13,060	(29.1)
Other	17	-	32	0.2	97	0.8
Income Tax Provision and Effective Income Tax Rate	$772	(1.7)	$1,209	4.4	$2,403	16.8

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management recorded a valuation allowance on deferred tax assets related to its equity investments in partnerships that will generate capital losses upon exiting the investments. The Company has not identified prudent and feasible strategies to generate future capital gains to offset the capital losses. Management has determined that it is more likely than not that all other deferred tax assets will be realized in future periods so no additional valuation allowance is necessary at December 31, 2020 and 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in Thousands)
Deferred Tax Assets	2020	2019
Allowance for Loan Losses	$11,580	$8,301
Valuation Adjustments on Other Real Estate Owned	1,537	1,556
Tax Credit Carryforwards	1,771	5,120
Equity Investment in Partnerships	837	1,212
Accrued Interest on Nonaccrual Loans	1,900	889
Operating Lease Liabilities	349	323
Other	1,057	1,280
Gross Deferred Tax Assets	19,031	18,681
Less: Valuation Allowance	(838)	(1,212)
Total Deferred Tax Assets	$18,193	$17,469

Deferred Tax Liabilities	2020	2019
Fixed Asset Depreciation	$(5,512)	$(5,715)
Acquisition-Related Fair Value Adjustments	(4,063)	(4,386)
Deferred Loan Income	(649)	(1,088)
Operating Lease Right-of-Use Assets	(321)	(263)
Net Unrealized Gain on Available-for-Sale Securities	(4,179)	(34)
Other	(59)	(55)
Total Deferred Tax Liabilities	(14,783)	(11,541)
Net Deferred Tax Assets	$3,410	$5,928

The Company had federal tax credit carryforward of $1.8 million at December 31, 2020 and $5.1 million at December 31, 2019. The federal tax credits consist primarily of new markets credits and historic rehabilitation credits that, if not used, will expire from 2038 to 2040.

At December 31, 2020 and 2019, the Company had no ASC 740-10 unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as various other state and local jurisdictions. The Company is generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2017.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the tax effects of the components of other comprehensive income (loss) for the years ended December 31:

	Pre-Tax	Tax (Expense)	Net of Tax
(Dollars in Thousands)	Amount	Benefit	Amount
2020
Net Unrealized Gains Arising during the Period	$26,621	$(5,590)	$21,031
Reclassification Adjustment for Gains included in Net Loss	(6,882)	1,445	(5,437)
Other Comprehensive Income	$19,739	$(4,145)	$15,594

2019
Net Unrealized Gains Arising during the Period	$15,108	$(3,173)	$11,935
Reclassification Adjustment for Gains included in Net Income	(2,205)	463	(1,742)
Other Comprehensive Income	$12,903	$(2,710)	$10,193

2018
Net Unrealized Losses Arising during the Period	$(8,636)	$1,814	$(6,822)
Reclassification Adjustment for Gains included in Net Income	(1,271)	267	(1,004)
Other Comprehensive Loss	$(9,907)	$2,081	$(7,826)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Commitments to extend credit, which amounted to $591.2 million at December 31, 2020 and $488.9 million at December 31, 2019, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $391.4, or 66.2%, and $298.8, or 61.1%, of the commitments to extend credit at December 31, 2020 and 2019, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $29.3 million in 2020 and $39.5 million in 2019.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and unconditional obligations as it does for on balance sheet instruments. Unless noted otherwise, collateral or other security is required to support financial instruments with credit risk.

Our allowance for unfunded commitments is determined using a methodology similar to that used to determine the ALL. Amounts are added to the allowance for unfunded commitments through a charge to current earnings in noninterest expense. The balance in the allowance for unfunded commitments was $0.1 million and $0.4 million at December 31, 2020 and 2019, respectively. The allowance for unfunded commitments is included in other liabilities in the Consolidated Balance Sheets. The reserve is calculated by applying historical loss rates to our unfunded commitments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation

In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, management believes that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions and return on investment. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts: Service charges on deposit accounts consist of overdraft fees, service charges on returned checks, stop payment fees, check chargeback fees, minimum balance fees, and other deposit account related fees. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on returned checks are recognized at the point in time that a check is returned. Transaction-based fees, which include services such as stop payment fees, check chargeback fees, and other deposit account related fees are recognized at the point in time the Company fulfills the customer’s request. Minimum balance fees are system-assessed at the point in time that a customer’s balance is below the required minimum for the product. Service charges on deposits are withdrawn from the customer’s account balance.

Other Fees and Other Income: Other fees and other income consists of safe deposit rents, money order fees, check cashing and cashiers’ check fees, wire transfer fees, letter of credit fees, check order income, and other miscellaneous fees. These fees are largely transaction-based; therefore, the Company’s performance obligation is satisfied and the resultant revenue is recognized at the point in time the service is rendered. Payments for transaction-based fees are generally received immediately or in the following month by a direct charge to a customer’s account.

Debit Card Interchange Fees: The Company earns interchange fees from debit cardholder transactions conducted through a card payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Insurance: Commission income is earned based on customer transactions. The commission income is recognized when the transaction is complete. The Company also receives a return on its investment in Bankers Insurance, LLC on an annual basis based on the income of the insurance company and percentage of ownership.

OREO Income: The Company owns properties acquired through foreclosure that are included in other real estate owned, net on the Consolidated Balance Sheet. If the Company rents any of those properties, the resultant income is recognized at the point of receipt since the performance obligation has been satisfied. The rents are generally received monthly.

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the years ended December 31:

	Point of Revenue
(Dollars in Thousands)	Recognition	2020	2019	2018
In-Scope Revenue Streams
Service Charges on Deposit Accounts	At a point in time	$3,518	$3,919	$3,127
Other Fees and Other Income	At a point in time	2,497	1,789	1,756
Debit Card Interchange Fees	At a point in time	5,857	5,160	4,750
Commercial Loan Swap Fee Income	At a point in time	4,051	-	-
Insurance
Customer Commissions	At a point in time	73	120	625
Annual Commission on Investment	Over time	1,366	1,105	1,230
Special Production Payout	Over time	289	-	-
Other Real Estate Owned Income	At a point in time	340	689	2,692
Gains (Losses) on Sale of Other Real Estate Owned	At a point in time	***	***	***
Total In-Scope Revenue Streams		13,940	12,782	14,180

Out of Scope Revenue Streams
Gain on Sales of Securities, net		6,882	2,205	1,271
Bank Owned Life Insurance Income		1,400	1,436	1,161
Other		307	447	374
Total Noninterest Income		$26,580	$16,870	$16,986

***Reported net with Losses on Sales and Write-downs of Other Real Owned in Noninterest Expense

NOTE 20 – PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Balance Sheets

	December 31,
(Dollars in Thousands)	2020	2019
ASSETS
Cash	$639	$-
Investment in Bank Subsidiary	439,553	-
Other Assets	-	-
Total Assets	$440,192	$-

LIABILITIES
Other Liabilities	$18	$-
Total Shareholders’ Equity	440,174	-
Total Liabilities and Shareholders’ Equity	$440,192	$-

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statements of Net Income

	December 31,
(Dollars in Thousands)	2020	2019	2018
Dividends from Subsidiaries	$1,000	$-	$-
Total Expenses	(594)	-	-
Income before income tax and undistributed net loss of bank subsidiary	406	-	-
Income tax benefit	-	-	-
Income before undistributed net loss of bank subsidiary	406	-	-
Equity in undistributed net loss of bank subsidiary	(46,264)	-	-
Net Loss	$(45,858)	$-	$-

Statements of Cash Flows

	December 31,
(Dollars in Thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net Loss	$(45,858)	$-	$-
Equity in undistributed net loss of bank subsidiary	46,264	-	-
Adjustments to Reconcile Net Loss to Net Cash Provided by
Operating Activities
Stock Compensation Expense	215	-	-
Increase in Intercompany Liability	18	-	-
Net Cash Provided by Operating Activities	639	-	-
INVESTING ACTIVITIES
Investments in subsidiaries	-	-	-
Net Cash Used in Investing Activities	-	-	-
FINANCING ACTIVITIES
Cash dividends paid to common shareholders	-	-	-
Net Cash Provided by Financing Activities	-	-	-
Net increase in cash	639	-	-
Cash at beginning of year	-	-	-
Cash at end of year	$639	$-	$-

NOTE 21 - CAPITAL ADEQUACY

The Company and the Bank are subject to various capital requirements administered by the federal banking regulators. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios as shown in the following table.

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, we must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year and was 2.5% on January 1, 2019. Management believes as of December 31, 2020, we met all capital adequacy requirements to which we are subject.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions category.

The following table summarizes risk-based capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Leverage Ratio
Carter Bankshares, Inc.	$424,453	10.26%	$165,514	4.00%	NA	NA
Carter Bank & Trust	423,832	10.24%	165,514	4.00%	$206,892	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$424,453	13.08%	$146,077	4.50%	NA	NA
Carter Bank & Trust	423,832	13.06%	146,078	4.50%	$211,001	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$424,453	13.08%	$194,769	6.00%	NA	NA
Carter Bank & Trust	423,832	13.06%	194,770	6.00%	$259,694	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$465,198	14.33%	$259,692	8.00%	NA	NA
Carter Bank & Trust	464,578	14.31%	259,694	8.00%	$324,617	10.00%

As of December 31, 2019
Leverage Ratio
Carter Bank & Trust	$410,793	10.33%	$158,993	4.00%	$198,741	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bank & Trust	$410,793	13.58%	$136,126	4.50%	$196,626	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bank & Trust	$410,793	13.58%	$181,501	6.00%	$242,002	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bank & Trust	$448,622	14.83%	$242,002	8.00%	$302,502	10.00%

On November 20, 2020, the Company acquired the Bank in a merger and reorganization pursuant to Section 13.1-719.1 of the Virginia Stock Corporation Act, and in accordance with the terms of a Plan of Merger and Reorganization dated November 9, 2020.  Pursuant to the Agreement, on November 20, 2020 at 7:00 p.m. all of the outstanding shares of the Bank’s $1.00 par value common stock formerly held by its shareholders was converted into and exchanged for one newly issued share of the Company’s par value common stock, and the Bank became a subsidiary of the Company.

In December 2018, the Office of the Comptroller of the Currency, (the “OCC”), the FRB, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. In March 2020, the OCC, the FRB, and the FDIC published an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We plan to adopt the capital transition relief over the permissible three-year period due to our intended adoption of CECL in the first quarter of 2021.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 22 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarizes the quarterly results of operations for the years ended December 31:

(Dollars in Thousands)	First	Second	Third	Fourth
2020	Quarter	Quarter	Quarter	Quarter
Total Interest Income	$37,836	$35,617	$33,986	$33,502
Total Interest Expense	10,572	9,355	8,550	7,349
Net Interest Income	27,264	26,262	25,436	26,153
Provision for Loan Losses	4,798	5,473	2,914	4,821
Net Interest Income after Provision for Loan Losses	22,466	20,789	22,522	21,332
Total Noninterest Income	6,952	6,201	7,975	5,589
Total Noninterest Expense	24,748	23,023	87,300	23,841
Income (Loss) Before Income Taxes	4,670	3,967	(56,803)	3,080
Income Tax Expense (Benefit)	247	(488)	875	138
Net Income (Loss)	$4,423	$4,455	$(57,678)	$2,942
Earnings (Loss) Per Share	$0.17	$0.17	$(2.19)	$0.11

(Dollars in Thousands)	First	Second	Third	Fourth
2019	Quarter	Quarter	Quarter	Quarter
Total Interest Income	$39,139	$40,068	$40,154	$39,759
Total Interest Expense	11,243	12,113	12,084	11,333
Net Interest Income	27,896	27,955	28,070	28,426
Provision for Loan Losses	1,627	1,369	1,390	(982)
Net Interest Income after Provision for Loan Losses	26,269	26,586	26,680	29,408
Total Noninterest Income	3,804	4,579	4,156	4,509
Total Noninterest Expense	22,110	22,834	22,777	30,486
Income Before Income Taxes	7,963	8,331	8,059	3,431
Income Tax Expense (Benefit)	422	504	458	(175)
Net Income	$7,541	$7,827	$7,601	$3,606
Earnings Per Share	$0.29	$0.30	$0.29	$0.14

(Dollars in Thousands)	First	Second	Third	Fourth
2018	Quarter	Quarter	Quarter	Quarter
Total Interest Income	$35,588	$38,362	$38,207	$39,862
Total Interest Expense	8,151	9,111	10,079	10,773
Net Interest Income	27,437	29,251	28,128	29,089
Provision for Loan Losses	1,515	1,730	13,743	(118)
Net Interest Income after Provision for Loan Losses	25,922	27,521	14,385	29,207
Total Noninterest Income	4,731	4,741	4,610	3,832
Total Noninterest Expense	22,559	23,022	25,360	29,700
Income (Loss) Before Income Taxes	8,094	9,240	(6,365)	3,339
Income Tax (Benefit) Expense	(735)	2,041	1,164	(67)
Net Income (Loss)	$8,829	$7,199	$(7,529)	$3,406
Earnings (Loss) Per Share	$0.34	$0.27	$(0.29)	$0.13

CARTER BANKSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 23 – SUBSEQUENT EVENT

On January 6, 2021, the Company announced that it will be closing 24 Bank branches, throughout its footprint, through the closure or sale of those branches. The branch closures are expected to occur on or about April 16, 2021, as part of a strategic network optimization plan that is being implemented to support the long-term, sustainable growth of the Company. On January 14, 2021, the Company announced that the Bank had agreed to sell three branches in Staunton, Harrisonburg, and Bridgewater, Virginia to Pendleton Community Bank, a subsidiary of Allegheny Bancshares, Inc. On January 27, 2021, the Company announced that the Bank had agreed to sell one branch in Waynesboro, Virginia to F&M Bank, a subsidiary of F&M Bank Corp. As part of the execution of these agreements, the purchasers will acquire loans, assume deposits and acquire bank premises and equipment. The balances as of December 31, 2020 were $9.8 million of combined loans, $84.7 million of combined deposits and book value of $2.3 million of bank premises and equipment. These transactions are subject to customary closing conditions, including regulatory approvals.

Crowe LLP
Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Carter Bankshares, Inc. and Subsidiaries

Martinsville, Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carter Bankshares, Inc. and Subsidiaries (formerly Carter Bank & Trust) (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As more fully described in Note 1 and Note 6 to the financial statements, the Company’s allowance for loan losses is a valuation allowance for probable incurred losses inherent in the loan portfolio. The allowance for loan losses consists of a specific component which relates to individually impaired loans and a general component. The general component covers loans that are collectively evaluated for impairment. The general component is based on historical loss experience adjusted for current conditions and qualitative factors. These qualitative factors may include consideration for the following: levels of delinquency and delinquency trends; migration of loans to the classification of special mention, substandard or doubtful; trends in volume and terms of loans; effects of changes in underwriting standards; changes in lending policies, procedures, and practices; national and local economic trends and conditions; industry conditions, and effects of credit concentrations.

We determined that auditing the qualitative factors applied to adjust the historical loss experience within the general component of the allowance for loan losses is a critical audit matter. The principal considerations for our determination are the high degree of subjectivity involved in management’s assessment of the risk of loss associated with each risk factor and the weightings applied to them, and the significant degree of auditor judgment and audit effort.

Our audit procedures to address the critical audit matter included:

•	Testing the effectiveness of controls over management’s review of the reasonableness of the qualitative factors, the amounts and weightings applied to each factor, the underlying documentation used in the calculation, and the accuracy of the mathematical application of the qualitative factors used to adjust the historical loss experience and determine the general component of the allowance for losses calculation.

•	Substantively testing management’s estimate, including evaluating their judgments and assumptions, which included:

o	Evaluating the reliability of the underlying objective data used to derive the qualitative factors. Based on the underlying data, we evaluated the reasonableness of management’s designation of the resulting adjustment to the historical loss experience. We also evaluated the reasonableness of weightings applied to each risk factor and the impact of changes in the factors from prior periods.

o	Tested the accuracy of the mathematical application of the qualitative factors used to adjust the historical loss experience within the allowance for loan loss calculation and respective loan segmentation balances the qualitative factors are applied too.

o	Performing analytical review procedures to determine if the general component of the allowance for loan losses balance was consistent with trends in the loan portfolio and economic conditions and methodology was consistently applied.

Allowance for Loan Losses - Fair Value of Collateral Associated with Impaired Loans

As more fully described in Note 1 and Note 6 to the financial statements, the allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If a loan is impaired, and the loan is collateral dependent, the fair value of collateral is used to measure impairment.

Management obtained a third-party appraisal to estimate the fair value of collateral associated with two collateral-dependent impaired loans. The collateral’s fair value is considered material to the impairment analyses and underlying assumptions used to estimate fair value have a high degree of subjectivity.

We determined that auditing the fair value of the collateral associated with the two collateral-dependent impaired loans is a critical audit matter. The principal considerations for our determination are the high degree of subjectivity associated with the underlying assumptions used by a third-party appraiser in determining the fair value of the collateral and the significant degree of auditor judgment and audit effort.

Our audit procedures to address the critical audit matter included:

•	Testing the effectiveness of management review controls including:

o	Management’s evaluation of the valuation methodologies and critical assumptions used by the Company engaged third-party appraiser and their sensitivity analysis.

o	Management’s review of the accuracy of information utilized within the impairment analysis.

•	Substantively testing management’s estimate of fair value of the collateral which included:

o	Utilization of auditor engaged valuation specialist to evaluate the appropriateness of valuation methodologies and critical assumptions of the Company’s engaged third-party appraiser.

o	Evaluate the relevance and reliability of data used by the auditor engaged specialist.

o	Performed a sensitivity analysis of the significant assumptions.

o	Evaluation of the impairment analysis of the two-collateral dependent impaired loans to determine the application of the fair value was appropriately stated.

Goodwill Impairment Evaluation

As described in Notes 1 and 10 to the financial statements, goodwill is tested for impairment at the reporting unit level at least annually, or more frequently whenever events or circumstances occur that indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. During 2020, the Company performed impairment testing on a quarterly basis due to the continued decline in the Company stock price primarily related to the economic fallout of COVID-19. A goodwill impairment charge of $62,192,000 was taken in the third quarter based on the Company’s impairment test.

The quantitative assessment of goodwill for the Company’s single reporting unit was performed utilizing a discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”) performed by a third-party. The calculation of the goodwill impairment involves significant estimates and subjective assumptions which require a high degree of management judgment. This judgment includes, but is not limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

We identified the goodwill impairment assessment of the Company as a critical audit matter. The principal considerations for this determination was the degree of auditor judgment in performing procedures over the fair value methodologies and key assumptions used to determine fair value, which included, discount rate, prospective financial information, and weighting allocation to valuation methodologies and the timing of the goodwill impairment charge during 2020.

Our audit procedures to address the critical audit matter included:

•	Testing the effectiveness of controls over management’s goodwill impairment test including:

o	Management’s review of the reasonableness and accuracy of the Company’s prospective financial information used in the discounted cash flow methodology associated with each quarterly impairment analysis.

o	Management’s evaluation of key assumptions used by a third-party valuation specialist, including discount rate, terminal growth rate, control premium and allocated weightings incorporated into the methodologies used to determine fair value associated with each quarterly impairment analysis.

•	Substantively testing management’s process, including evaluating their judgements and assumptions, for estimating fair value which included:

o	Evaluation of key financial data for accuracy, including comparison of prospective financial information to the Company’s strategic plan for the second and third quarter analysis.

o	Evaluation of management’s ability to reasonably forecast cash flows by comparing actual results to management’s historical forecasts for the second and third quarter analysis.

o	Utilization of auditor employed valuation specialist to evaluate appropriateness of valuation methodologies, discount rate, control premium, overall reasonableness of the fair value for the second and third quarter’s analysis.

o	Evaluation of management’s weighting allocation to each valuation methodology tested.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.
March 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Carter Bankshares, Inc. (as successor to Carter Bank & Trust)

Martinsville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for the year ended December 31, 2018, (collectively, the financial statements) of Carter Bankshares, Inc. and subsidiaries (as successor to Carter Bank & Trust and subsidiaries), the Company. In our opinion, the financial statements present fairly, in all material respects the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We served as the Company’s auditor from 2012 to 2018.

Roanoke, Virginia

March 14, 2019

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed by or under the supervision of, our CEO and CFO to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of specific controls or internal control over financial reporting overall to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on this assessment, management concludes that, as of December 31, 2020, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013). ”Crowe LLP, our independent registered public accounting firm, has issued a report on the effectiveness of Company’s internal control over financial reporting as of December 31, 2020, which is included herein.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Previously Disclosed Material Weakness

As previously disclosed in Part II, Item 9A “Controls and Procedures” of the Bank’s Form 10-K for the period ended December 31, 2019, a material weakness was identified in the Bank’s internal control over financial reporting resulting from ineffective internal controls over the valuation and existence of complex collateral associated with two collateral-dependent impaired loans. We relied on stale appraisal information in order to support the underlying assumptions and methodologies to determine fair value and existence of the complex collateral. The appraisals were incomplete and did not adequately support the valuation and existence of the complex collateral. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Previously Disclosed Material Weakness

During the fourth quarter of 2019, management concluded that the controls regarding the completeness and accuracy of the valuation of impaired loans, including calculations and supporting information were not operating effectively. The Bank relied on stale appraisal information to support the underlying assumptions and methodologies to determine fair value and existence of unique, complex collateral in a singular, limited situation. As of December 31, 2020, management had successfully remediated this material weakness. The remediation included obtaining an updated appraisal from an industry expert qualified to support the valuation and existence of the complex collateral associated with the two collateral-dependent impaired loans.

Changes in Internal Control Over Financial Reporting

No other changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 15, 2020, the Bank adopted an unfunded, nonqualified deferred compensation plan, called the Nonqualified Deferred Compensation Plan, to provide (i) key employees of the Bank, including all of the Company’s named executive officers (beginning after the date of adoption) the opportunity to defer to a later year on a pre-tax basis certain compensation without being subject to the dollar limits that apply to these employees under the Bank’s tax-qualified integrated profit-sharing plan and (ii) the Bank’s non-employee directors (beginning in January 2022) the opportunity to defer to a later year on a pre-tax basis certain director fees.  The compensation and fees (and related earnings) deferred under this plan are held in a grantor trust until paid to the participants and remain subject to the claims of the creditors of the Bank and Company until paid to the participants.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled – “Delinquent Section 16(a) Reports”, “Proposal 1 -- Election of Directors,” “Executive Officers of the Registrant,” “Corporate Governance --Audit Committee,” and, "Corporate Governance - Director Qualifications and Nominations: Board Diversity" in our proxy statement relating to our June 23, 2021 annual meeting of shareholders.

Code of Ethics

The Company has adopted a Code of Conduct (the “Code”) that applies to its directors, executive officers and employees and is available on the Company’s website at www.CBTCares.com under “Investor.” The Company intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on www.CBTCares.com under “Investor” promptly following the amendment or waiver. The Company may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to the Company’s website is not incorporated by reference in this Report and should not be considered part of this or any other report that we file or furnish to the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Corporate Governance -- Compensation Committee Interlocks and Insider Participation,” “Corporate Governance - The Company Board’s Role in Risk Oversight” and “Compensation and Benefits Committee Report” in our proxy statement relating to our June 23, 2021 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Principal Beneficial Owners of Carter Bankshares Inc. Common Stock” and “Beneficial Ownership of Carter Bankshares, Inc. Common Stock by Directors and Officers” in our proxy statement relating to our June 23, 2021 annual meeting of shareholders.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

PART III

Equity Compensation Plan Information

The following table provides summary information as of December 31, 2020 related to the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Plan, the only equity compensation plan under which the Company’s securities are authorized for issuance.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders			1,872,720
Equity compensation plans not approved by shareholders
Total			1,872,720

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our June 23, 2021 annual meeting of shareholders.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Proposal 2: Ratification of the Selection of Independent Registered Public Accounting Firm for Fiscal Year 2021” in our proxy statement relating to our June 23, 2021 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report.

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this Report. No financial statement schedules are being filed because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes.

Consolidated Balance Sheets	85

Consolidated Statements of (Loss) Income	86

Consolidated Statements of Comprehensive (Loss) Income	87

Consolidated Statements of Changes in Shareholders’ Equity	88

Consolidated Statements of Cash Flows	89

Notes to Consolidated Financial Statements	91

Report of Crowe LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	140

Report of Yount, Hyde & Barbour, Independent Registered Public Accounting Firm, on Consolidated Financial Statements	144

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

(b)	Exhibits

2.1	Agreement and Plan of Reorganization by and among Carter Bank & Trust, Carter Bankshares, Inc. and CBT Merger Sub, Inc., dated November 9, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.1	Articles of Incorporation of Carter Bankshares, Inc., effective October 7, 2020 (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.2	Bylaws of Carter Bankshares, Inc., as adopted October 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

10.1*	Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Wendy S. Bell (filed herewith)

10.2*	Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Litz Van Dyke (filed herewith)

10.3*	Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Phyllis Q. Karavatakis (filed herewith)

10.4*	Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Jane Ann Davis (filed herewith)

10.5*	Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Bradford N. Langs (filed herewith)

10.6*	Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Matthew M. Speare (filed herewith)

10.7*	Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, effective November 20, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 3, 2020)

10.7.1*	Form of Time-Based Restricted Stock Agreement (for employee) for use after November 20, 2020 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (filed herewith)

10.7.2*	Form of Time-Based Restricted Stock (for non-employee director) for use after November 20, 2020 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (filed herewith)

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.8*	Carter Bankshares, Inc. Amended and Restated Annual Incentive Plan as amended and restated February 18, 2021 (filed herewith)

10.9*	Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Arthur Loran Adams (filed herewith)

10.10*	Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020 by and between Carter Bankshares, Inc., Carter Bank & Trust and Tony E. Kallsen (filed herewith)

10.11*	Carter Bank & Trust Nonqualified Deferred Compensation Plan (executive component) - Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (filed herewith)

10.11.1*	Adoption Agreement for Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and updated January 1, 2020 (filed herewith)

10.11.2*	162(m) Amendment to Virginia Bankers Association Model Plan (for executives) adopted November 13, 2020 (filed herewith)

10.12*	Carter Bank & Trust Nonqualified Deferred Compensation Plan (director component) - Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (filed herewith)

10.12.1*	Adoption Agreement for Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and updated January 1, 2020 (filed herewith)

21.1	Subsidiaries of Carter Bankshares, Inc. (filed herewith)

23.1	Consent of Crowe LLP (filed herewith)

23.2	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification by principal executive officer pursuant to 18 U.S.C. §1350 (filed herewith)

32.2	Certification by principal financial officer pursuant to 18 U.S.C. §1350 (filed herewith)

* Denotes management contract.

ITEM 16. FORM 10-K SUMMARY

None.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 12, 2021

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Haskins	By:	/s/ Litz H. Van Dyke
Name:	James W. Haskins	Name:	Litz H. Van Dyke
Title:	Chairman of the Board	Title:	Director and Chief Executive Officer
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ Phyllis Q. Karavatakis	By:	/s/ Michael R. Bird
Name:	Phyllis Q. Karavatakis	Name:	Michael R. Bird
Title:	Vice Chairman of the Board	Title:	Director
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ Kevin S. Bloomfield	By:	/s/ Robert M. Bolton
Name:	Kevin S. Bloomfield	Name:	Robert M. Bolton
Title:	Director	Title:	Director
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ Robert W. Conner	By:	/s/ Gregory W. Feldmann
Name:	Robert W. Conner	Name:	Gregory W. Feldmann
Title:	Director	Title:	Director
Date:	March 12, 2021	Date:	March 12, 2021

CARTER BANKSHARES, INC. AND SUBSIDIARIES

By:	/s/ Chester A. Gallimore	By:	/s/ Charles E. Hall
Name:	Chester A. Gallimore	Name:	Charles E. Hall
Title:	Director	Title:	Director
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ Lanny A. Kyle, O.D.	By:	/s/ E. Warren Matthews
Name:	Lanny A. Kyle, O.D.	Name:	E. Warren Matthews
Title:	Director	Title:	Director
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ Catharine L. Midkiff	By:	/s/ Joseph E. Pigg
Name:	Catharine L. Midkiff	Name:	Joseph E. Pigg
Title:	Director	Title:	Director
Date:	March 12, 2021	Date:	March 12, 2021

By:	/s/ Elizabeth Lester Walsh
Name:	Elizabeth Lester Walsh
Title:	Director
Date:	March 12, 2021

