Form 10-Q
period 2021-03-31
Carter Bankshares, Inc.
filed 2021-05-07
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39731
CARTER BANKSHARES, INC.
(Name of registrant as specified in its charter)

Virginia			85-3365661
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1300 Kings Mountain Road	Martinsville	Virginia	24112
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (276) 656-1776
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	CARE	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2021 there were 26,467,231 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	March 31, 2021 (unaudited)	December 31, 2020 (audited)
ASSETS
Cash and Due From Banks	$42,899	$38,535
Interest-Bearing Deposits in Other Financial Institutions	65,624	39,954
Federal Reserve Bank Excess Reserves	110,631	163,453
Total Cash and Cash Equivalents	219,154	241,942
Securities Available-for-Sale, at Fair Value	780,032	778,679
Loans Held-for-Sale	32,737	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	9,423	9,835
Portfolio Loans	2,971,875	2,947,170
Allowance for Credit Losses	(116,872)	(54,074)
Portfolio Loans, net	2,855,003	2,893,096
Bank Premises and Equipment, net	85,349	85,307
Bank Premises and Equipment, Held-for-Sale, net	2,273	2,293
Other Real Estate Owned, net	14,031	15,722
Federal Home Loan Bank Stock, at Cost	3,215	5,093
Bank Owned Life Insurance	54,337	53,997
Other Assets	86,576	67,778
Total Assets	$4,142,130	$4,179,179

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$733,291	$699,229
Interest-Bearing Demand	384,425	366,201
Money Market	323,008	294,229
Savings	646,722	625,482
Certificates of Deposit	1,522,510	1,614,770
Deposits Held-for-Assumption in Connection with Sale of Bank Branches	81,565	84,717
Total Deposits	3,691,521	3,684,628
Federal Home Loan Bank Borrowings	30,000	35,000
Other Liabilities	32,720	19,377
Total Liabilities	3,754,241	3,739,005

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares Outstanding 26,467,531 at March 31, 2021 and 26,385,041 at December 31, 2020	26,468	26,385
Additional Paid-in Capital	143,582	143,457
Retained Earnings	213,260	254,611
Accumulated Other Comprehensive Income	4,579	15,721
Total Shareholders’ Equity	387,889	440,174
Total Liabilities and Shareholders’ Equity	$4,142,130	$4,179,179
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Loans, including fees
Taxable	$28,145	$30,797
Non-Taxable	1,412	2,102
Investment Securities
Taxable	2,987	4,502
Non-Taxable	326	161
FRB Excess Reserves	26	136
Interest on Bank Deposits	24	74
Dividend Income	37	64
Total Interest Income	32,957	37,836
Interest Expense
Interest Expense on Deposits	6,295	10,495
Interest Expense on Federal Funds Purchased	—	1
Interest on Other Borrowings	133	76
Total Interest Expense	6,428	10,572
NET INTEREST INCOME	26,529	27,264
Provision for Credit Losses	1,857	4,798
Provision for Unfunded Commitments	(282)	—
Net Interest Income After Provision for Credit Losses	24,954	22,466
NONINTEREST INCOME
Gain on Sales of Securities, net	3,610	1,214
Service Charges, Commissions and Fees	1,809	1,650
Debit Card Interchange Fees	1,831	1,243
Insurance Commissions	294	1,309
Bank Owned Life Insurance Income	340	353
Other Real Estate Owned Income	71	139
Commercial Loan Swap Fee Income	219	422
Other	778	622
Total Noninterest Income	8,952	6,952
NONINTEREST EXPENSE
Salaries and Employee Benefits	12,582	13,581
Occupancy Expense, net	3,514	3,249
FDIC Insurance Expense	643	544
Other Taxes	762	746
Advertising Expense	170	612
Telephone Expense	600	574
Professional and Legal Fees	1,224	437
Data Processing	921	486
Losses on sales and Write-downs of Other Real Estate Owned, net	212	189
Losses on sale and Write-downs on Bank Premises, net	43	12
Debit Card Expense	632	554
Tax Credit Amortization	427	272
Unfunded Loan Commitment Expense	—	982
Other Real Estate Owned Expense	54	140
Other	1,821	2,370
Total Noninterest Expense	23,605	24,748
Income Before Income Taxes	10,301	4,670
Income Tax Provision	926	247
Net Income	$9,375	$4,423

Earnings per Common Share
Basic Earnings per Common Share	$0.36	$0.17
Diluted Earnings per Common Share	$0.36	$0.17
Average Shares Outstanding – Basic	26,276,890	26,362,649
Average Shares Outstanding – Diluted	26,408,319	26,460,523
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
Net Income	$9,375	$4,423
Other Comprehensive (Loss) Income:
Net Unrealized (Losses) Gains on Securities Available-for-Sale:
Net Unrealized (Losses) Gains Arising during the Period	(10,494)	2,004
Reclassification Adjustment for (Losses) Gains included in Net Income	(3,610)	(1,214)
Tax Effect	2,962	(166)
Net Unrealized (Losses) Gains Recognized in Other Comprehensive (Loss) Income	(11,142)	624
Other Comprehensive (Loss) Income	(11,142)	624
Comprehensive (Loss) Income	$(1,767)	$5,047
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Net Income	—	—	9,375	—	9,375
Cumulative Effect for Adoption of Credit Losses	—	—	(50,726)	—	(50,726)
Other Comprehensive Loss, Net of Tax	—	—	—	(11,142)	(11,142)
Recognition of Restricted Stock Compensation Expense	—	208	—	—	208
Issuance of Restricted Stock (82,490 shares)	83	(83)	—	—	—
Balance at March 31, 2021	$26,468	$143,582	$213,260	$4,579	$387,889

	Three Months Ended March 31,
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2019	$26,334	$142,492	$304,158	$127	$473,111
Net Income	—	—	4,423	—	4,423
Other Comprehensive Income, Net of Tax	—	—	—	624	624
Dividends Declared ($0.14 per share)	—	—	(3,689)	—	(3,689)
Forfeitures of Restricted Stock (1,531 shares)	(2)	2	—	—	—
Recognition of Restricted Stock Compensation Expense	—	352	—	—	352
Issuance of Restricted Stock (53,056 shares)	54	(54)	—	—	—
Balance at March 31, 2020	$26,386	$142,792	$304,892	$751	$474,821
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
Net Income	$9,375	$4,423
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Provision for Credit Losses	1,575	4,798
Origination of Loans Held-for-Sale	(314,092)	(137,764)
Proceeds From Loans Held-for-Sale	306,866	127,811
Depreciation/Amortization of Bank Premises and Equipment	1,559	1,480
Benefit for Deferred Taxes	—	(623)
Net Amortization of Securities	902	874
Tax Credit Amortization	427	272
Gains on Sales of Mortgage Loans Held-for-Sale	(74)	(22)
Gains on Sales of Securities, net	(3,610)	(1,214)
Write-downs of Other Real Estate Owned	139	70
Losses on Sales of Other Real Estate Owned, Net	73	119
Losses on Sales and Write-downs of Bank Premises	43	12
Increase in the Value of Life Insurance Contracts	(340)	(353)
Recognition of Restricted Stock Compensation Expense	208	352
Increase in Other Assets	(413)	(5,527)
(Decrease) Increase in Other Liabilities	(2,279)	295
Net Cash Provided By (Used In) Operating Activities	359	(4,997)
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	64,870	54,502
Proceeds from Maturities, Redemptions, and Pay-downs	25,365	23,705
Purchases	(92,014)	(64,433)
Purchase of Bank Premises and Equipment, Net	(1,624)	(4,536)
Purchase of Federal Home Loan Bank Stock	—	(1,062)
Redemption of Federal Home Loan Bank Stock	1,878	82
Loan Originations and Payments, net	(24,994)	(56,458)
Other Real Estate Owned Improvements	—	(19)
Proceeds from Sales and Payments of Other Real Estate Owned	1,479	744
Net Cash Used In Investing Activities	(25,040)	(47,475)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	103,276	41,440
Decrease in Certificates of Deposits	(96,383)	(72,690)
(Payments) Proceeds from Federal Home Loan Bank Borrowings	(5,000)	25,000
Cash Dividends Paid	—	(3,689)
Net Cash Provided By (Used In) Financing Activities	1,893	(9,939)
Net Decrease in Cash and Cash Equivalents	(22,788)	(62,411)
Cash and Cash Equivalents at Beginning of Period	241,942	125,812
Cash and Cash Equivalents at End of Period	$219,154	$63,401

SUPPLEMENTARY DATA
Cash Interest Paid	$6,666	$10,645
Cash Paid for Income Taxes	88	—
Transfer from Loans to Other Real Estate Owned	—	707
Security (Purchases) Sales Settled in Subsequent Period	(10,970)	—
Right-of-use Asset Recorded in Exchange for Lease Liabilities	$2,027	$—
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation: The interim Consolidated Financial Statements include the accounts of Carter Bankshares, Inc. (the “Company”) and its wholly owned subsidiaries, including Carter Bank & Trust (the “Bank”). All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”), on March 12, 2021. In management’s opinion, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative to the results of operations that may be expected for a full year or any future period.
Reorganization: The Company was incorporated on October 7, 2020, by and at the direction of the board of directors of the Bank, for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company pursuant to a corporate reorganization transaction (the “Reorganization”). The Reorganization was completed on November 20, 2020 pursuant to an Agreement and Plan of Reorganization among the Bank, the Company and CBT Merger Sub, Inc, and the Bank survived the Reorganization as a wholly-owned subsidiary of the Company. In the Reorganization, each of the outstanding shares of the Bank’s common stock was converted into and exchanged for one newly issued share of the Company’s common stock.
Reclassification: Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Reclassifications had no material effect on prior year net income or shareholders’ equity.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Those estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. Actual results could differ from those estimates. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19 related changes, and changes in the financial condition of borrowers.
The CARES Act: In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act provided approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Many of the CARES Act’s programs depend upon the direct involvement of U.S. financial institutions and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation (the “FDIC”), the Board of Governors of the Federal Reserve System (“FRB”) and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.
Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and the Bank. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material effect on the Company and the Bank. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance continue to be implemented and most are subject to implementing regulations, many of which continue to be refined by federal banking agencies. The Company and the Bank continues to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
Paycheck Protection Program (“PPP”)
PPP is a program administered as part of the Small Business Administration’s (“SBA”) 7-A loan program. The PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. Initially, $349 billion was approved and designated for the PPP in order for the SBA to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Bank became an approved SBA 7-A lender in the second quarter of 2020. The Company participated in the initial round of funding through a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for the PPP in April 2020, the Bank opted to set up an internal, automated loan process utilizing its core system provider.
Congress enacted the Consolidated Appropriations Act, 2021 (the “CAA”) on December 27, 2020, which amended the CARES Act and included (i) the Economic Aid to Hard-Hit Small Businesses, Non-profits, and Venues Act, (ii) the COVID-Related Tax Relief Act of 2020, and (iii) the Taxpayer Certainty and Disability Relief Act of 2020. These laws include significant clarifications and modifications to the PPP, which had terminated on August 8, 2020. In particular, Congress revived PPP and allocated an additional $284 billion in the PPP funds for 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.
Troubled Debt Restructurings (“TDRs”) and Loan Modifications for Affected Borrowers.
The CARES Act permits banks to suspend requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The provisions of the CARES Act dealing with temporary relief related to TDRs were extended pursuant to the CAA which was signed into law on December 27, 2020. The CAA extended the “applicable” period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by the COVID-19 pandemic and to assure banks that they will not be criticized by examiners for making such modifications. The Bank is currently applying this guidance to qualifying loan modifications.
FRB Programs and Initiatives Related to the COVID-19 Pandemic
In response to COVID-19, the FRB’s Federal Open Market Committee (the “FOMC”) on March 16, 2020, set the federal funds target rate at 0-0.25%. Consistent with FRB policy, the FRB has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.
Newly Adopted Pronouncements in 2021: In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. The amendments in this ASU became effective on January 1, 2021 and did not have any material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as Current Expected Credit Loss (“CECL”). The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today are still permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For periodic report filers that are not smaller reporting companies, such as the Company, this standard (Topic 326) was effective as of January 1, 2020.
The Company has elected to take advantage of Section 4014 of the CARES Act provision to temporarily delay adoption of the CECL methodology. The Company was subject to the adoption of the CECL accounting method under FASB ASU 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, the Company elected under the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
ends or December 31, 2020 which was later extended to January 1, 2022. The Company adopted the CECL accounting method as of January 1, 2021 as allowed under the provisions of the CARES Act. The Bank’s CECL Committee, which includes members from Credit Administration, Accounting/Finance, Risk Management and Internal Audit, has oversight by the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer. We engaged a third-party to assist us in developing our CECL model and to assist with evaluation of data and methodologies related to this standard.
As part of its process of adopting CECL, management implemented a third party software solution and determined appropriate loan segments, methodologies, model assumptions and qualitative components. Our CECL model includes portfolio loan segmentation based upon similar risk characteristics and both a quantitative and qualitative component of the calculation which incorporates a forecasting component of certain economic variables. Our implementation plan also includes the assessment and documentation of appropriate processes, policies and internal controls. Management had a third party independent consultant review and validate our CECL model.
In addition, Topic 326 amends the accounting for credit losses on certain debt securities. The Company did not record any allowance for credit losses on its debt securities as a result of adopting Topic 326.
The ultimate impact of adopting Topic 326, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgments. The Company adopted Topic 326 using the modified retrospective method. Results for reporting periods beginning after January 1, 2021 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 5 Allowance for Credit Losses for further discussion of these portfolio segments. Our new segmentation breaks out Other loans from our original loan segments: Commercial Real Estate (“CRE”), Commercial and Industrial (“C&I”), Residential Mortgages and Construction. Other loans include unique risk attributes considered inconsistent with current underwriting standards. The Company recorded a net decrease to retained earnings of $50.7 million as of January 1, 2021 for the cumulative effect of adopting Topic 326.
The following table illustrates the impact of Topic 326:

	January 1, 2021
(Dollars in Thousands)	As Reported Under Topic 326	Pre Topic 326	Impact of Topic 326 Adoption
Assets
Allowance for Credit Losses on Loans
Commercial Real Estate	$41,458	$34,871	$6,587
Commercial and Industrial	4,071	2,692	1,379
Obligations of States and Political Subdivisions	951	951	—
Residential Mortgages	5,356	2,000	3,356
Other Consumer	1,602	2,479	(877)
Construction	6,277	6,357	(80)
Other	56,001	4,724	51,277
Allowance for Credit Losses on Loans	115,716	54,074	61,642
Assets:
Total Loans Held for Investments, net	2,831,454	2,893,096	61,642
Net deferred tax asset	21,413	7,589	13,824
Liabilities:
Life-of-loss Reserve on Unfunded Loan Commitments	3,052	144	2,908
Equity:
Retained Earnings	$203,885	$254,611	$(50,726)
The adoption of Topic 326 resulted in a Day 1 adjustment of $64.5 million, including an increase to our allowance for credit losses (“ACL”) of $61.6 million and a $2.9 million life-of-loss reserve on our unfunded loan commitments recorded in other liabilities on our Consolidated Balance Sheets on January 1, 2021. As of January 1, 2021, the company recorded a cumulative-effect adjustment of $50.7 million to decrease retained earnings related to the adoption of Topic 326.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
Allowance for Credit Losses Policy
The ACL represents an amount which, in management's judgment, is adequate to absorb expected losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.
Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management.
Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.
The adoption of CECL accounting did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices, assessment of troubled debt restructurings or charge-off policy.
The Company’s methodology for estimating the ACL includes:
Segmentation. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.
Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable. Individually evaluated loans not specifically analyzed reside in the Quantitative Analysis.
Quantitative Analysis. The Company elected to use Discounted Cash Flow (“DCF”). Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long term average and utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective. At Day 1 adoption of CECL, current expected losses of $10.2 million were recorded due to economic uncertainties related to the Company's hospitality portfolio. Between the Day 1 CECL model and the model ended March 31, 2021, additional current expected losses of $1.5 million were recognized, which resulted in a total current expected loss balance of $11.7 million as of March 31, 2021. Certain hospitality loans exhibit more than expected deterioration and the risk rating has been downgraded to non-pass to reflect the increased risk.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the Incurred Loss model. With the adoption of CECL management elected to evaluate certain loans based on shared but unique risk attributes. The loans included in the Other segment of the model were underwritten and approved based on standards that are inconsistent with our current underwriting standards. The model for the Other segment was developed with subjective assumptions that may cause volatility driven by the following key factors: prepayment speeds, timing of contractual payments, discount rate, as well as other factors. The discount rate is reflective of the inherit risk in the Other segment. A significant change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively makes adjustments as needed. The analysis applied to this pool resulted in an increase in reserves of $51.3 million and is disclosed in the Other line item in the table above.
Accounting Statements Issued but Not Yet Adopted: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in US GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective through December 31, 2022. We are evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on our business operations or consolidated financial statements.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the two-class method. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, the dilutive effect on average shares outstanding is the result of unvested restricted stock grants.
The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands, except share and per share data)	2021	2020
Numerator for Earnings per Share – Basic and Diluted
Net Income	$9,375	$4,423
Less: Income allocated to participating shares	46	16
Net Income Allocated to Common Shareholders	$9,329	$4,407

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	26,408,319	26,460,523
Less: Average Participating Securities	131,429	97,874
Weighted Average Common Shares Outstanding	26,276,890	26,362,649

Earnings per Common Share – Basic	$0.36	$0.17
Earnings per Common Share – Diluted	$0.36	$0.17
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated a portion of net income and are excluded from the diluted earnings per share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	March 31, 2021
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government Agency Securities	$2,454	$—	$(94)	$2,360
Residential Mortgage-Backed Securities	33,348	304	(198)	33,454
Commercial Mortgage-Backed Securities	5,181	104	—	5,285
Asset Backed Securities	136,976	1,093	(570)	137,499
Collateralized Mortgage Obligations	252,219	3,971	(1,340)	254,850
Small Business Administration	107,320	487	(850)	106,957
States and Political Subdivisions	207,738	4,883	(2,306)	210,315
Corporate Notes	29,000	473	(161)	29,312
Total Debt Securities	$774,236	$11,315	$(5,519)	$780,032

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

(Dollars in Thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential Mortgage-Backed Securities	$44,057	$1,008	$(341)	$44,724
Commercial Mortgage-Backed Securities	5,194	253	—	5,447
Asset Backed Securities	133,672	884	(999)	133,557
Collateralized Mortgage Obligations	212,751	6,007	(399)	218,359
Small Business Administration	99,604	346	(805)	99,145
States and Political Subdivisions	239,251	13,490	(119)	252,622
Corporate Notes	24,250	582	(7)	24,825
Total Debt Securities	$758,779	$22,570	$(2,670)	$778,679
The Company did not have securities classified as held-to-maturity at March 31, 2021 or December 31, 2020.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
Proceeds from Sales of Securities Available-for-Sale	$64,870	$54,502

Gross Realized Gains	$3,629	$1,217
Gross Realized Losses	(19)	(3)
Net Realized Gains	3,610	1,214
Tax Impact	$758	$255
Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized gains above reflect reclassification adjustments in the calculation of other comprehensive income. The net realized gains are included in noninterest income as gains on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2021
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$1,088	$1,102
Due after One Year through Five Years	4,115	4,111
Due after Five Years through Ten Years	132,913	133,553
Due after Ten Years	208,396	210,178
Residential Mortgage-Backed Securities	33,348	33,454
Commercial Mortgage-Backed Securities	5,181	5,285
Collateralized Mortgage Obligations	252,219	254,850
Asset Backed Securities	136,976	137,499
Total Securities	$774,236	$780,032
At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $153.7 million at March 31, 2021 and $146.0 million at December 31, 2020.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	1	$2,360	$(94)	—	$—	$—	1	$2,360	$(94)
Residential Mortgage-Backed Securities	7	20,574	(197)	3	34	(1)	10	20,608	(198)
Asset Backed Securities	6	13,332	(117)	19	41,825	(453)	25	55,157	(570)
Collateralized Mortgage Obligations	18	65,912	(1,168)	9	21,246	(172)	27	87,158	(1,340)
Small Business Administration	6	10,484	(153)	78	51,817	(697)	84	62,301	(850)
States and Political Subdivisions	49	70,861	(2,206)	3	1,951	(100)	52	72,812	(2,306)
Corporate Notes	4	9,590	(161)	—	—	—	4	9,590	(161)
Total Debt Securities	91	$193,113	$(4,096)	112	$116,873	$(1,423)	203	$309,986	$(5,519)

	December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Residential Mortgage-Backed Securities	7	$21,109	$(339)	3	$40	$(2)	10	$21,149	$(341)
Asset Backed Securities	11	23,653	(219)	27	61,599	(780)	38	85,252	(999)
Collateralized Mortgage Obligations	13	48,318	(212)	14	38,615	(187)	27	86,933	(399)
Small Business Administration	7	10,444	(53)	73	47,371	(752)	80	57,815	(805)
States and Political Subdivisions	12	12,558	(119)	—	—	—	12	12,558	(119)
Corporate Notes	1	2,493	(7)	—	—	—	1	2,493	(7)
Total Debt Securities	51	$118,575	$(949)	117	$147,625	$(1,721)	168	$266,200	$(2,670)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an allowance for credit losses on its investment securities during the quarter ended March 31, 2021 as the Company did not have securities classified as held-to-maturity at March 31, 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
Securities are evaluated for other-than-temporary impairment (“OTTI”) quarterly and more frequently if economic or market concerns warrant. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the credit quality of the issuer, and whether the Company intends to sell the security or may be required to sell the security prior to maturity. The Company has reviewed all securities for OTTI.
As of March 31, 2021 and December 31, 2020, no OTTI has been identified for any investment securities in our portfolio. We do not believe any individual unrealized loss as of March 31, 2021 represents an OTTI. At March 31, 2021, there were 203 securities in an unrealized loss position and at December 31, 2020, there were 168 securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We generally do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Commercial
Commercial Real Estate	$1,384,541	$1,453,799
Commercial and Industrial	460,264	557,164
Total Commercial Loans	1,844,805	2,010,963
Consumer
Residential Mortgages	414,507	472,170
Other Consumer	49,516	57,647
Total Consumer Loans	464,023	529,817
Construction	289,661	406,390
Other	373,386	—
Total Portfolio Loans (1)	$2,971,875	$2,947,170
(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
The Company provides deferrals to customers under Section 4013 of the CARES Act and regulatory interagency statements on loan modifications, which suspends the requirement to categorize these deferrals as TDRs. The Part I program was launched in March 2020 and expired at the end of August 2020. The deferrals in Part I typically provided deferral of both principal and interest through the expiry. The Part II program was launched in July 2020 and expired at the end of December 2020. The deferrals in this program were needs based and required the collection of updated financial information and in certain situations, the validation of liquidity to support the business. Prior to the extension of the CARES Act, the Company launched the Part III program that offered borrowers in the Part II program an extension of deferrals through June 2021. For those borrowers who opted into the Part III program, they are required to provide monthly financial statements and remit payments on a quarterly basis based on excess cash flows, if any, up to their otherwise contractual payment. The majority of deferrals in the Part III program are principal only deferrals. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and will resume principal payments once accrued interest is current. Deferred principal will be due at maturity. For interest only loans, such as lines of credit, deferred interest will be due at maturity.
As of March 31, 2021, we had 92 total customers opt for deferrals under Part III of the program, which continues through June 30, 2021, with an aggregate principal balance of $407.0 million, or 13.7%, of total portfolio loans and a weighted average deferment period of 2.9 months.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: Commercial Real Estate, (“CRE”), Commercial and Industrial, (“C&I”), Construction and Residential Mortgages. At March 31, 2021, other loans totaled $373.4 million consisting of loans that would otherwise have been included in the following loan segments: $136.3 million of CRE, $77.8 million of C&I, $49.6 million of Residential Mortgages and $109.7 million of Construction. This segment of loans includes unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to the Other loans segment resulted in an increase in current expected credit losses of $51.3 million.
Net deferred costs included in the portfolio balances above were $3.2 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $212 thousand and $219 thousand at March 31, 2021 and December 31, 2020, respectively.
Mortgage loans held-for-sale were $32.7 million and $25.4 million as of March 31, 2021 and December 31, 2020, respectively. In addition to mortgage loans held-for-sale, the Company had $9.4 million and $9.8 million in loans held-for-sale in connection with sale of bank branches at March 31, 2021 and December 31, 2020, respectively, that are expected to close in the second quarter of 2021.
Troubled Debt Restructurings (“TDR”)
The following table summarizes the Company’s TDRs as of the dates presented:

	March 31, 2021			December 31, 2020
(Dollars in Thousands)	Performing Loans	Nonperforming Loans	Total TDRs	Performing Loans	Nonperforming Loans	Total TDRs
Commercial
Commercial Real Estate	$6,131	$21,306	$27,437	$6,151	$21,667	$27,818
Commercial and Industrial	—	—	—	—	—	—
Total Commercial TDRs	6,131	21,306	27,437	6,151	21,667	27,818
Consumer
Residential Mortgages	—	—	—	50,618	—	50,618
Other Consumer	—	—	—	—	—	—
Total Consumer TDRs	—	—	—	50,618	—	50,618
Construction	549	3,319	3,868	52,481	3,319	55,800
Other	99,970	—	99,970	—	—	—
Total TDRs(1)	$106,650	$24,625	$131,275	$109,250	$24,986	$134,236
(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
In order to maximize the collection of loan balances, the Company evaluates troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. Loan modifications may be utilized when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. A loan is a TDR if both of the following exist: 1) the debtor is experiencing financial difficulties, and 2) a creditor has granted a concession to the debtor that it would not normally grant. Nonaccrual loans that are modified can be placed back on accrual status when both principal and interest are current and it is probable that the Bank will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. As of March 31, 2021, there were minimal commitments to lend additional funds for loans identified as TDRs.
TDRs decreased $3.0 million, or 2.2% to $131.3 million at March 31, 2021 compared to December 31, 2020. The Bank received $2.9 million of pay-downs and had no new additions for the quarter ended March 31, 2021. TDRs of $24.6 million and $25.0 million were nonaccrual as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Bank modified no loans that constituted a TDR that had minimal commitments to lend additional funds. The Bank had one consumer automobile loan modified as a TDR during the three months ended March 31, 2020. The customer was experiencing financial difficulties, but sold the vehicle and the proceeds from that sale were applied to the loan balance. The remaining balance was charged-off, but the loan has been re-amortized for the customer to repay the balance by the end of 2021.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
There were no TDR payment defaults during the three months ended March 31, 2021. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. At March 31, 2021 and December 31, 2020, we had zero and $25.0 million, respectively, in loans modified as TDR’s that had experienced a payment default subsequent to the rework date and were classified as nonperforming.
The specific reserve portion of the ACL on TDRs, if required, is determined by discounting the restructured cash flow at the original effective rate of the loan before modification or is based on the fair value of the collateral less cost to sell, if repayment of the loan is collateral dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance as a component of the ACL or charges off the individually evaluated loan balance if it determines that such amount is a confirmed loss. This method is used consistently for all segments of the portfolio.

The following table presents nonperforming assets as of March 31, 2021 and December 31, 2020.

	Nonperforming Assets
(Dollars in Thousands)	March 31, 2021	December 31, 2020
Nonperforming Assets
Nonaccrual loans	$7,331	$7,018
Nonaccrual TDRs	24,625	24,986
Total Nonaccrual Loans	31,956	32,004
OREO	14,031	15,722
Total Nonperforming Assets	$45,987	$47,726
As of March 31, 2021 and December 31, 2020, we had $677 thousand and $67 thousand, respectively, of residential real estate in the process of foreclosure. We also had $107 thousand at March 31, 2021 and $109 thousand at December 31, 2020 in residential real estate included in other real estate owned (“OREO”).
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level determined to be adequate to absorb estimated expected probable incurred losses over the life of loans inherent in the loan portfolio as of the balance sheet date. Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. The Company develops and documents a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The segmentation in the CECL model is different from the segmentation in the Incurred Loss model. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
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
C&I loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the borrower is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. These loans are also made to local and state municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment. These loans may be secured by general obligations from the municipal authority or revenues generated by infrastructure and equipment financed by the Company. The primary repayment source for these loans include the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority. The health and stability of state and local economies directly impacts each municipality’s tax basis and are important indicators of risk for this segment. The ability of each municipality to increase taxes and fees to offset debt service requirements give this type of loan a very low risk profile in the continuum of the Company’s loan portfolio.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
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
Other Consumer loans are made to individuals and may be either secured by assets other than 1-4 family residences or unsecured. This segment includes auto loans and unsecured loans and lines. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.
Construction loans include both commercial and consumer. Commercial loans are made to finance construction of buildings or other structures, as well as to finance the acquisition and development of raw land for various purposes. While the risk of these loans is generally confined to the construction period, if there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer. Consumer loans are made for the construction of residential homes for which a binding sales contract exists and generally are for a period of time sufficient to complete construction. Residential construction loans to individuals generally provide for the payment of interest only during the construction phase. Credit risk for residential real estate construction loans can arise from construction delays, cost overruns, failure of the contractor to complete the project to specifications and economic conditions that could impact demand for or supply of the property being constructed.
Other loans include unique risk attributes considered inconsistent with our current underwriting standards. The ACL reserve for the Other segment is based on a discounted cash flow methodology and reserves will fluctuate based on expected cash flow changes in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, and iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets. Management continuously assesses underwriting standards but significantly enhanced these standards in 2018. Our model is based on our best estimate of facts known with the most current information. The model was developed with subjective assumptions that may cause volatility driven by the following key factors: prepayment speeds, timing of contractual payments, discount rate, as well as other factors. The discount rate is reflective of the inherit risk in the Other segment. A significant change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively makes adjustments as needed.
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
The Company has a loan review policy and annual scope report that details the level of loan review for commercial loans in a given year. Primary objectives of loan reviews include the identification of emerging risks and patterns that might influence potential future losses. In concert with significant enhancements to the underwriting process, the scope of loan review has been broadened since 2019 to include assurance testing with respect to the accuracy of the underwriting function. Since 2020 and continuing into 2021, the Company used a four step approach for loan review in the following categories:
•A review of the largest twenty pass-rated loan relationships, which represents approximately a quarter of total loans;
•A sampling of new loans originated to include an examination of the evidence of appropriate approval, adherence to loan policy and the completeness and accuracy of the analysis contained in the approval document;
•A sampling of Large Loan Relationships (“LLRs”) which are defined as loan relationships with aggregate exposure of at least $2 million that are not part of the top twenty review; and

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
•Concentration focus reviews of identified segments that represent concentration risk, represented by collateral types including but not limited to hospitality, multifamily and retail with the goal of examining patterns of loss history, document exceptions, policy exceptions and emerging trends in risk characteristics.
The Company’s internally assigned grades are as follows:
Pass – The Company uses six grades of pass. Generally a pass rating indicates that the loan is currently performing and is of high quality.
Special Mention – Assets with potential weaknesses that warrant management’s close attention and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institutions credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant classified classification.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of March 31, 2021:

	Risk Rating
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Pass	$37,319	$171,101	$210,835	$319,788	$118,743	$369,614	$76,261	$1,303,661
Special Mention	—	—	—	8,143	3,070	968	—	12,181
Substandard	236	—	21,633	4,560	34,941	7,329	—	68,699
Total Commercial Real Estate	$37,555	$171,101	$232,468	$332,491	$156,754	$377,911	$76,261	$1,384,541
Commercial and Industrial
Pass	$17,609	$71,032	$16,918	$29,984	$24,947	$287,350	$11,101	$458,941
Special Mention	—	17	—	15	—	—	—	32
Substandard	—	253	881	—	—	—	157	1,291
Total Commercial and Industrial	$17,609	$71,302	$17,799	$29,999	$24,947	$287,350	$11,258	$460,264
Residential Mortgages
Pass	$23,306	$104,594	$93,203	$107,169	$11,615	$58,158	$11,000	$409,045
Special Mention	—	—	—	—	—	764	—	764
Substandard	—	—	1,085	1,394	228	1,991	—	4,698
Total Residential Mortgages	$23,306	$104,594	$94,288	$108,563	$11,843	$60,913	$11,000	$414,507
Other Consumer
Pass	$1,684	$15,626	$2,450	$1,032	$325	$27,922	$332	$49,371
Special Mention	—	—	5	—	—	—	—	5
Substandard	—	4	23	73	40	—	—	140
Total Other Consumer	$1,684	$15,630	$2,478	$1,105	$365	$27,922	$332	$49,516
Construction
Pass	$27,306	$83,356	$116,456	$15,532	$8,924	$6,151	$25,734	$283,459
Special Mention	—	—	185	—	—	446	—	631
Substandard	—	108	3,474	98	1,741	150	—	5,571
Total Construction	$27,306	$83,464	$120,115	$15,630	$10,665	$6,747	$25,734	$289,661
Other
Pass	$—	$—	$—	$—	$3,544	$—	$1,090	$4,634
Special Mention	—	—	—	—	119,389	61,683	—	181,072
Substandard	—	—	—	89,055	48,524	50,101	—	187,680
Total Other Loans	$—	$—	$—	$89,055	$171,457	$111,784	$1,090	$373,386
Total Loans
Pass	$107,224	$445,709	$439,862	$473,505	$168,098	$749,195	$125,518	$2,509,111
Special Mention	—	17	190	8,158	122,459	63,861	—	194,685
Substandard	236	365	27,096	95,180	85,474	59,571	157	268,079
Total Loans	$107,460	$446,091	$467,148	$576,843	$376,031	$872,627	$125,675	$2,971,875

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of March 31, 2021.

(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Performing	$37,319	$171,101	$210,835	$332,491	$156,754	$377,822	$76,261	$1,362,583
Nonperforming	236	—	21,633	—	—	89	—	21,958
Total Commercial Real Estate	$37,555	$171,101	$232,468	$332,491	$156,754	$377,911	$76,261	$1,384,541
Commercial and Industrial
Performing	$17,609	$71,049	$17,391	$29,999	$24,947	$287,350	$11,101	$459,446
Nonperforming	—	253	408	—	—	—	157	818
Total Commercial and Industrial	$17,609	$71,302	$17,799	$29,999	$24,947	$287,350	$11,258	$460,264
Residential Mortgages
Performing	$23,306	$104,594	$93,204	$107,638	$11,615	$59,521	$11,000	$410,878
Nonperforming	—	—	1,084	925	228	1,392	—	3,629
Total Residential Mortgages	$23,306	$104,594	$94,288	$108,563	$11,843	$60,913	$11,000	$414,507
Other Consumer
Performing	$1,684	$15,629	$2,457	$1,034	$353	$27,922	$332	$49,411
Nonperforming	—	1	21	71	12	—	—	105
Total Other Consumer	$1,684	$15,630	$2,478	$1,105	$365	$27,922	$332	$49,516
Construction
Performing	$27,306	$83,356	$116,641	$15,630	$8,924	$6,627	$25,734	$284,218
Nonperforming	—	108	3,474	—	1,741	120	—	5,443
Total Construction	$27,306	$83,464	$120,115	$15,630	$10,665	$6,747	$25,734	$289,661
Other
Performing	$—	$—	$—	$89,055	$171,457	$111,784	$1,090	$373,386
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$89,055	$171,457	$111,784	$1,090	$373,386
Total Loans
Performing	$107,224	$445,729	$440,528	$575,847	$374,050	$871,026	$125,518	$2,939,922
Nonperforming	236	362	26,620	996	1,981	1,601	157	31,953
Total Loans	$107,460	$446,091	$467,148	$576,843	$376,031	$872,627	$125,675	$2,971,875

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the aging of the amortized cost basis in past due loans for our portfolio segments as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,361,963	$620	$—	$620	$21,958	$1,384,541
Commercial and Industrial	457,569	1,622	255	1,877	818	460,264
Residential Mortgages	410,771	46	61	107	3,629	414,507
Other Consumer	49,074	127	210	337	105	49,516
Construction	284,218	—	—	—	5,443	289,661
Other	369,842	3,544	—	3,544	—	373,386
Total (1)	$2,933,437	$5,959	$526	$6,485	$31,953	$2,971,875
(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

	December 31, 2020
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,428,092	$3,487	$329	$3,816	$21,891	$1,453,799
Commercial and Industrial	556,324	194	190	384	456	557,164
Construction	400,775	193	91	284	5,331	406,390
Residential Mortgages	466,688	1,347	—	1,347	4,135	472,170
Other Consumer	56,890	278	295	573	184	57,647
Total	$2,908,769	$5,499	$905	$6,404	$31,997	$2,947,170
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan as of March 31, 2021. For the three months ended March 31, 2021, the amount of interest income on nonaccrual loans was immaterial. There were no loans at March 31, 2021 were that were past due more than more than 90 days and still accruing.

	March 31, 2021
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$21,891	$21,958	$146	$—
Commercial and Industrial	456	818	—	—
Residential Mortgages	4,135	3,629	—	—
Other Consumer	184	105	—	—
Construction	5,331	5,443	3,321	—
Other	—	—	—	—
Total	$31,997	$31,953	$3,467	$—

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
A loan is considered individually evaluated when it is transferred to nonaccrual status, or remains on accrual status but is considered a TDR. Individually evaluated loans with a commitment of $1.0 million or more are evaluated as individually evaluated loans. During the three months ended March 31, 2021, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.
The following table presents the amortized cost basis of individually evaluated loans as of March 31 2021. Changes in the fair value of the collateral for individually evaluated loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

March 31, 2021
Type of Collateral
(Dollars in Thousands)	Real Estate
Commercial Real Estate	$24,220
Commercial and Industrial	—
Residential Mortgages	—
Other Consumer	—
Construction	5,060
Other	—
Total	$29,280
The following table presents activity in the ACL and ALL for the three months ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended March 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$34,871	$3,643	$2,000	$2,479	$6,357	$4,724	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	61,642
Provision for Credit Losses on Loans	884	(117)	(156)	478	768	—	1,857
Charge-offs	—	(1)	(195)	(870)	—	—	(1,066)
Recoveries	—	1	166	137	61	—	365
Net (Charge-offs) / Recoveries	—	—	(29)	(733)	61	—	(701)
Balance at End of Period	$42,342	$4,905	$5,171	$1,347	$7,106	$56,001	$116,872
(1) In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: CRE, C&I , residential mortgages and construction. The allowance balance at the beginning of period were reclassified to Other from their original loan segments: CRE, C&I, residential mortgages and construction to conform to current presentation.

	Three Months Ended March 31, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Other Consumer	Total
Allowance for Loan Losses on Loans:
Balance at Beginning of Period	$24,706	$3,601	$5,420	$1,736	$3,299	$38,762
Provision for Loan Losses on Loans	660	426	1,914	80	1,718	4,798
Charge-offs	—	(38)	—	(5)	(1,527)	(1,570)
Recoveries	707	1	—	—	244	952
Net Recoveries / (Charge-offs)	707	(37)	—	(5)	(1,283)	(618)
Balance at End of Period	$26,073	$3,990	$7,334	$1,811	$3,734	$42,942

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The adoption of Topic 326 resulted in an increase to our ACL of $61.6 million on January 1, 2021. The Day 1 model introduced a segmented pool of loans for discrete analysis. This segmented pool had an aggregate principal balance of $373.4 million at March 31, 2021 and included unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this pool resulted in an increase in expected credit losses of $51.3 million and is disclosed in the Other line item in the table above.

At December 31, 2020, the aforementioned Other line item within the probable incurred loss model included $102.5 million of impaired loans and the remaining $270.9 million were not impaired and remained in their respective segments. Based on the fair value of collateral, the specific reserves on the impaired loans totaled zero and the general reserves for the remainder of these loans totaled $4.7 million at December 31, 2020.

For the quarter ended March 31, 2021, our CECL methodology introduced a modified discounted cash flow methodology based on expected cash flow changes in the future for the Other segment. A significant population of the Other segment was not impaired under the probable incurred loss model and therefore not subject to a collateral dependent specific reserve analysis. For the population of the Other segment that was impaired under the incurred loss model, based on collateral values, the specific reserves totaled zero. The CECL model was developed with subjective assumptions that is driven by the following key factors: prepayment speeds, timing of prepayments, loss given defaults as well as other factors including the discount rate and ultimately the timing of future cash flows. An expected credit loss of $56.0 million upon adoption, which is an increase from the $4.7 million under the probable incurred loss model, was established based on the discounted cash flow method with a discount rate, which was quantitatively adjusted.
The ACL increased $62.8 million to $116.9 million for the three months ended March 31, 2021 compared to $54.1 million at December 31, 2020 due to the Day 1 adoption of CECL of $61.6 million. In the first quarter of 2021, adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to loans on deferral. Management reviews and analyzes the monthly operating statements of commercial clients in the deferral program. Management observed continued deterioration on hospitality loans with aggregate principal balances of $50.9 million that are on deferral as of March 31, 2021. This resulted in a current expected credit loss of $11.7 million. The Day 1 model recognized the deterioration of loans with an aggregate principal balance of $42.8 million which resulted in current expected losses of $10.2 million as of January 1, 2021. Between the Day 1 model and the model ended March 31, 2021 a loan with a principal balance of $8.1 million was recognized resulting in additional current expected losses of $1.5 million during the three months ended March 31, 2021.
Included in the provision for unfunded commitments in the first quarter of 2021 is a release of $0.3 million for the life-of-loss reserve for unfunded commitments compared to a release of $0.5 million in the fourth quarter of 2020, which was included in noninterest expense.
The following table presents the recorded investment in commercial loan classes by internally assigned risk ratings and loan classes by performing and nonperforming status as of March 31, 2021:

	March 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,303,661	$458,941	$409,045	$49,371	$283,459	$4,634	$2,509,111
Special Mention	12,181	32	764	5	631	181,072	194,685
Substandard	68,699	1,291	4,698	140	5,571	187,680	268,079
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,384,541	$460,264	$414,507	$49,516	$289,661	$373,386	$2,971,875

Performing	$1,362,583	$459,446	$410,878	$49,411	$284,218	$373,386	$2,939,922
Nonperforming	21,958	818	3,629	105	5,443	—	31,953
Total Portfolio Loans	$1,384,541	$460,264	$414,507	$49,516	$289,661	$373,386	$2,971,875
Prior to the adoption of Topic 326 on January 1, 2021, we calculated our allowance for loan losses using an incurred loan loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the recorded investment in commercial loan classes by internally assigned risk ratings and loan classes by performing and nonperforming status as of December 31, 2020:

	December 31, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Other Consumer	Total Portfolio Loans
Pass	$1,281,106	$478,536	$289,781	$415,773	$57,418	$2,522,614
Special Mention	126,535	48	58,899	723	6	186,211
Substandard	46,158	78,580	57,710	55,674	223	238,345
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total Portfolio Loans	$1,453,799	$557,164	$406,390	$472,170	$57,647	$2,947,170

Performing	$1,431,908	$556,708	$401,059	$468,035	$57,463	$2,915,173
Nonperforming	21,891	456	5,331	4,135	184	31,997
Total Portfolio Loans	$1,453,799	$557,164	$406,390	$472,170	$57,647	$2,947,170
The following tables present the balances in the ALL and the recorded investment in the loan balances based on impairment method as of December 31, 2020:

	December 31, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Other Consumer	Total
Allowance for Loan Losses:
Individually Evaluated for Impairment	$13,773	$—	$1,477	$—	$—	$15,250
Collectively Evaluated for Impairment	22,655	5,064	6,527	2,099	2,479	38,824
Total Allowance for Loan Losses	$36,428	$5,064	$8,004	$2,099	$2,479	$54,074

Total Portfolio Loans:
Individually Evaluated for Impairment	$27,666	$—	$56,987	$50,618	$—	$135,271
Collectively Evaluated for Impairment	1,426,133	557,164	349,403	421,552	57,647	2,811,899
Total Portfolio Loans	$1,453,799	$557,164	$406,390	$472,170	$57,647	$2,947,170
The recorded investment in loans excludes accrued interest receivable. Individually evaluated loans do not include certain TDR loans which are less than $1.0 million. The following table includes the recorded investment and unpaid principal balance for impaired loans with the associated allowance, if applicable, at December 31, 2020.

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Balance	Specific Reserve
Loans without a Specific Valuation Allowance
Commercial Real Estate	$3,236	$3,236	$—
Construction	55,248	55,248	—
Residential Mortgages	50,618	50,618	—
Loans with a Specific Valuation Allowance
Commercial Real Estate	24,430	24,430	13,773
Commercial & Industrial	—	—	—
Construction	1,739	1,739	1,477
Total by Category
Commercial Real Estate	27,666	27,666	13,773
Commercial & Industrial	—	—	—
Construction	56,987	56,987	1,477
Residential Mortgages	50,618	50,618	—
Total Impaired Loans	$135,271	$135,271	$15,250

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents average recorded investment and interest income recognized on individually evaluated loans for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(Dollars in Thousands)	Average Investment on Individually Evaluated Loans	Interest Income Recognized
Loans without a Specific Valuation Allowance
Commercial Real Estate	$3,992	$32
Construction	58,104	413
Residential Mortgages	52,315	620
Loans with a Specific Valuation Allowance
Commercial Real Estate	28,748	—
Commercial & Industrial	340	—
Construction	870	—
Total by Category
Commercial Real Estate	32,740	32
Commercial & Industrial	340	—
Construction	58,974	413
Residential Mortgages	52,315	620
Total Individually Evaluated Loans	$144,369	$1,065

NOTE 6 – FAIR VALUE MEASUREMENTS
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
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
Nonrecurring Basis
Individually Evaluated Loans
Individually evaluated loans with an outstanding balance greater than or equal to $1.0 million are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All loans with a specific reserve are classified as Level 3 in the fair value hierarchy.
Fair value for individually evaluated loans is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualities such as location, size, and income production capacity relative to the subject property of the appraisal. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Subsequent to the initial impairment date, existing individually evaluated loans are reevaluated quarterly for additional impairment and adjustments to fair value less costs to sell are made, where appropriate. For individually evaluated loans, the first stage of our impairment analysis involves inspection of the property in question to affirm the condition has not deteriorated since the previous impairment analysis date. Management also engages in conversations with local real estate professionals and market participants to determine the likely marketing time and value range for the property. The second stage involves an

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
assessment of current trends in the regional market. After thorough consideration of these factors, management will order a new appraisal.
For non-individually evaluated loans, the fair value is determined by updating the present value of estimated future cash flows using the loan’s existing rate to reflect the payment schedule for the remaining life of the loan.
OREO
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. At March 31, 2021 our OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	March 31, 2021
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale	$780,032	$—	$769,762	$10,270
Derivatives	3,295	—	3,295	—
Total	$783,327	$—	$773,057	$10,270

Liabilities
Derivatives	$3,129	$—	$3,129	$—
Total	$3,129	$—	$3,129	$—

	December 31, 2020
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale	$778,679	$—	$768,316	$10,363
Derivatives	4,493	—	4,493	—
Total	$783,172	$—	$772,809	$10,363

Liabilities
Derivatives	$4,756	$—	$4,756	$—
Total	$4,756	$—	$4,756	$—
There were no transfers between Level 1 and Level 2 during the quarter ended March 31, 2021 or the year ended December 31, 2020.
We have invested in subordinated debt of other financial institutions. We have two securities of $5.0 million each that are considered to be Level 3 securities at March 31, 2021 and December 31, 2020. The change in the fair value of Level 3 securities available-for-sale from $10.4 million at December 31, 2020 to $10.3 million at March 31, 2021 is attributable to the calculated change in fair value as further detailed below. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, and the institution’s core earnings ability, liquidity management platform and current on and off balance sheet interest rate risk exposures.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	March 31, 2021
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$14,031	$14,031
Individually Evaluated Loans	$—	$—	$10,810	$10,810

	December 31, 2020
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$15,722	$15,722
Impaired Loans	$—	$—	$10,919	$10,919
Individually evaluated loans had a net carrying amount of $10.8 million at March 31, 2021 with a valuation allowance of $15.0 million, resulting in a $0.3 million decrease in provision for credit losses for the three months ended March 31, 2021. Impaired loans had a net carrying amount of $10.9 million at December 31, 2020 with a valuation allowance of $15.3 million, resulting in a $9.1 million increase in provision for credit losses for the year ended December 31, 2020.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $14.0 million as of March 31, 2021, compared with $15.7 million at December 31, 2020, respectively. Write-downs of $0.1 million were recorded on OREO for the three months ended March 31, 2021 compared to $0.1 million for the same period in 2020.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	March 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$1,163	Discounted Appraisals	Estimated Selling Costs	43.0%	43.0%
Individually Evaluated Loans	9,401	Discounted Appraisals	Estimated Selling Costs & Qualitative Adjustments	12.0 – 50.0%	33.1%
Individually Evaluated Loans	246	Discounted Appraisals	Estimated Selling Costs	23.3%	23.3%
Total Individually Evaluated Loans	$10,810

Other Real Estate Owned	$10,984	Appraisals	Estimated Selling Costs	6.0 – 10.0%	6.5%
Other Real Estate Owned	1,145	Discounted Cash Flow	Discount Rate	6.3%	6.3%
Other Real Estate Owned	1,470	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Other Real Estate Owned	432	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	50.7 – 73.5%	65.5%
Total Other Real Estate Owned	$14,031

	December 31, 2020
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Impaired Loans	$1,163	Discounted Appraisals	Estimated Selling Costs	43.0%	43.0%
Impaired Loans	9,494	Discounted Appraisals	Estimated Selling Costs & Qualitative Adjustments	12.0 – 50.0%	33.2%
Impaired Loans	262	Discounted Appraisals	Estimated Selling Costs	20.9%	20.9%
Total Impaired Loans	$10,919

Other Real Estate Owned	$11,972	Appraisals	Estimated Selling Costs	6.0 – 10.0%	6.5%
Other Real Estate Owned	1,260	Discounted Cash Flow	Discount Rate	6.3%	6.3%
Other Real Estate Owned	1,583	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Other Real Estate Owned	907	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	33.7 – 73.5%	55.5%
Total Other Real Estate Owned	$15,722

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
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
The carrying values and estimated fair values of our financial instruments at March 31, 2021 and December 31, 2020 are presented in the following tables. Fair values for March 31, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
GAAP requires disclosure of fair value information about financial instruments carried at book value on the consolidated balance sheet. in cases where quoted market prices are not available, fair values are based on estimates using present vale or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

		Fair Value Measurements at March 31, 2021
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$219,154	$42,899	$176,255	$—	$219,154
Securities Available-for-Sale	780,032	—	769,762	10,270	780,032
Loans Held-for-Sale	32,737	—	—	32,737	32,737
Portfolio Loans, net	2,855,003	—	—	2,813,058	2,813,058
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower cost or fair value	9,423	—	—	9,423	9,423
Federal Home Loan Bank Stock, at Cost	3,215	—	—	NA	NA
Other Assets- Interest Rate Derivatives	3,295	—	3,295	—	3,295
Accrued Interest Receivable	31,737	—	2,833	28,904	31,737

Financial Liabilities:
Deposits	$3,609,956	$733,291	$1,354,155	$1,546,852	$3,634,298
Deposits Held for Assumption in Connection with Sale of Bank Branches	81,565	9,010	20,166	52,389	81,565
Other Liabilities- Interest Rate Derivatives	3,129	—	3,129	—	3,129
FHLB Borrowings	30,000	—	—	30,249	30,249
Accrued Interest Payable	1,893	—	—	1,893	1,893

		Fair Value Measurements at December 31, 2020
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$241,942	$38,535	$203,407	$—	$241,942
Securities Available-for-Sale	778,679	—	768,316	10,363	778,679
Loans Held-for-Sale	25,437	—	—	25,437	25,437
Portfolio Loans, net	2,893,096	—	—	2,854,244	2,854,244
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower cost or fair value	9,835	—	—	9,835	9,835
Federal Home Loan Bank Stock, at Cost	5,093	—	—	NA	NA
Other Assets- Interest Rate Derivatives	4,493	—	4,493	—	4,493
Accrued Interest Receivable	32,157	—	2,887	29,270	32,157

Financial Liabilities:
Deposits	$3,599,911	$699,229	$1,285,912	$1,640,587	$3,625,728
Deposits Held for Assumption in Connection with Sale of Bank Branches	84,717	9,506	18,699	56,512	84,717
Other Liabilities- Interest Rate Derivatives	4,756	—	4,756	—	4,756
FHLB Borrowings	35,000	—	—	35,461	35,461
Accrued Interest Payable	2,131	—	—	2,131	2,131

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Derivatives contain an element of credit risk, the possibility that the Company will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by the Asset and Liability Committee (“ALCO”) and all derivatives with customers are approved by a team of qualified members from senior management who have been trained to understand the risk associated with interest rate swaps and have past industry experience. Interest rate swaps are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings in the Consolidated Statements of Income.
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities for the periods presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	March 31, 2021			December 31, 2020
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	—	$—	$—	1	$151	$—
Interest Rate Swap Contracts – Commercial Loans	44	268,708	3,295	38	255,572	4,493
Total Derivatives not Designated as Hedging Instruments	44	$268,708	$3,295	39	$255,723	$4,493

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	March 31, 2021			December 31, 2020
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	—	$—	$—	1	$151	$—
Interest Rate Swap Contracts – Commercial Loans	44	268,708	3,129	38	255,572	4,756
Total Derivatives not Designated as Hedging Instruments	44	$268,708	$3,129	39	$255,723	$4,756

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income (loss) recognized in income on derivatives for the periods presented:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$—	$11
Forward Sale Contracts – Mortgage Loans	—	(11)
Interest Rate Swap Contracts – Commercial Loans	429	(91)
Total Derivative Income (Loss)	$429	$(91)
Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset and a derivative liability with the same counterparty to a swap transaction and are permitted to offset the asset position and the liability position resulting in a net presentation.
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$3,295	$4,493	$3,129	$4,756
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	3,295	4,493	3,129	4,756
Gross Amounts Not Offset (1)	—	—	(3,390)	(5,220)
Net Amount	$3,295	$4,493	$(261)	$(464)
(1)Amounts represent collateral posted for the periods presented.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS
Borrowings are an additional source of liquidity for us. Federal Home Loan Bank the (“FHLB”) borrowings were $30.0 million and $35.0 million at March 31, 2021 and December 31, 2020, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at March 31, 2021 and December 31, 2020. Total loans pledged as collateral were $781.3 million and $804.2 million at March 31, 2021 and December 31, 2020, respectively. There were no securities available-for-sale pledged as collateral at both March 31, 2021 and December 31, 2020. The Company continues to methodically pledge additional eligible loans, with the ultimate expectation to have full pledging by year end 2021. The Company is eligible to borrow up to an additional $506.1 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25.0% of the Company’s assets, as of March 31, 2021. The Company had the capacity to borrow up to an additional $510.5 million from the FHLB at December 31, 2020.
The following table represents the balance of long-term borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Long-term Borrowings	$30,000	$35,000
Weighted Average Interest Rate	1.15%	1.13%
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to March 31, 2021 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$3,000	1.68%
2 years	14,000	1.09%
3 years	10,000	0.94%
4 years	3,000	1.63%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$30,000	1.15%

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $546.5 million at March 31, 2021 and $591.2 million at December 31, 2020, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $355.9 million, or 65.1%, and $391.4 million, or 66.2%, of the commitments to extend credit at March 31, 2021 and December 31, 2020, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $27.8 million at March 31, 2021 and $29.3 million at December 31, 2020.
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
Life-of-Loss Reserve on Unfunded Loan Commitments
We maintain a life-of-loss reserve on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The life-of-loss reserve is computed using a methodology similar to that used to determine the allowance for credit losses for loans, modified to take into account the probability of a draw-down on the commitment. Results for reporting periods beginning after January 1, 2021 are presented under Topic 326, while prior period amounts continue to be reported in other expense on our Consolidated Statements of Income. The life-of-loss reserve for unfunded commitments is included in other liabilities on our Consolidated Balance Sheets.
The activity in the life-of-loss reserve on unfunded loan commitments for the three months ended March 31, 2021 was as follows:

(Dollars in Thousands)	Three Months Ended March 31, 2021
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$144
Impact of Adopting ASU 2016-13	2,908
January 1, 2021	$3,052
Provision for unfunded commitments	(282)
March 31, 2021	$2,770
Our life-of-loss reserve for unfunded commitments is determined using a methodology similar to that used to determine the ACL. Amounts are added to the provision for unfunded commitments through a charge to current earnings in the provision for unfunded commitments. The provision for unfunded commitments was a release of $0.3 million for the three months ended March 31, 2021.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. While any type of litigation contains a level of uncertainty, management believes that the outcome of such proceedings or claims pending will not have a material adverse effect on our consolidated financial position or results of operations.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – TAX EFFECTS ON OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the change in components of other comprehensive (loss) income for the periods presented, net of tax effects:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in Thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net Unrealized (Losses) Gains Arising during the period	$(10,494)	$2,204	$(8,290)	$2,004	$(421)	$1,583
Reclassification Adjustment for Gains included in Net Income	(3,610)	758	(2,852)	(1,214)	255	(959)
Other Comprehensive (Loss) Income	$(14,104)	$2,962	$(11,142)	$790	$(166)	$624

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three month periods ended March 31, 2021 and 2020. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements related to the COVID-19 pandemic and its potential impact on the Company, its markets and its customers, potential asset quality developments, and the Company’s efficiency initiatives and pending branch sales, and may otherwise relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, and other matters regarding or affecting the Company and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “believe,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: changes in accounting policies, practices, or guidance, including for example, our adoption of Current Expected Credit Loss (“CECL”); credit losses; technological risks and developments; cyber-security; threats, attacks or events; rapid technological developments and changes; the Company’s liquidity and capital positions; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the current COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth; the effect of steps the Company takes or has taken in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of economic recovery when the pandemic subsides and the heightened impact it has on exacerbation of many of the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2020; legislative or regulatory changes and requirements, including the impact of the Coronavirus

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Aid, Relief, and Economic Security Act (the “CARES Act”), as amended by the Consolidated Appropriations Act, of 2021 (the “CAA”), and other legislative and regulatory reactions to the COVID-19 pandemic; potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic, including, among other things, under the CARES Act, as amended by the CAA; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and the Company, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the Company’s strategic branch network optimization plan; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or more costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could impact the re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described throughout this Quarterly Report, including and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and any of our subsequent filings with the SEC. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except we have updated our allowance for credit losses policy and included required disclosures in response to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Please refer to the CECL disclosure contained in Notes 1 and 5 to the financial statements included in this Quarterly Report on Form 10-Q.
Overview
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.1 billion at March 31, 2021. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered bank, which operates branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE.”
The Company earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
COVID-19
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act is an emergency stimulus measure providing assistance and relief in a variety of ways to certain individuals, businesses, and industries. The CARES Act established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). In addition to the general impact of the COVID-19 pandemic has had on the Company, certain provisions of the CARES Act, as well as other legislative and regulatory relief efforts, may have a material impact on our operations. The full extent of these impacts at the date of this filing is unknown; however, we have disclosed the material items of which we are aware.
Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions and will be implemented through rules and guidance adopted by federal agencies, including the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (“FRB” or “Federal Reserve”) and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.
Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Bank could have a material effect on the Bank. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance will be implemented over time and most will be subject to implementing regulations over the course of the coming weeks. The Bank will continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.
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
Separately and in response to the COVID-19 pandemic, the FRB’s Federal Open Market Committee (the “FOMC”) has set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Company lend reserve balances to other depository institutions overnight on an uncollateralized basis – to a historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0-0.25%. Consistent with FRB policy, the FRB has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.
In addition, the FRB has expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 pandemic: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The FRB has also established two new program facilities – the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility – to broaden its support for the flow of credit to households and businesses during the COVID-19 pandemic.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Temporary Bank Secrecy Act (“BSA”) Reporting Relief
The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) has provided targeted relief from certain BSA reporting requirements and have provided updated guidance to financial institutions on complying with such requirements during the COVID-19 pandemic. Specifically, FinCEN has (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require reverification under applicable BSA requirements, unless reverification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to the COVID-19 pandemic, and (iii) temporarily suspended implementation of its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorships and entities operating under a “doing business as” or other assumed name.
The Company’s Response to COVID-19
Lending Operations
The Company elected to take advantage of Section 4014 of the CARES Act provision to temporarily delay adoption of the CECL methodology. The Company was subject to the adoption of the CECL accounting method under the FASB ASU 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020 and has since implemented CECL January 1, 2021. Refer to Note 1, Basis of Presentation and Note 5 Allowance for Credit Losses, of the Notes to Unaudited Consolidated Financial statements for additional disclosures related to CECL.
The Company quickly responded to the pandemic and the CARES Act, offering the option of payment deferrals, participation in the PPP, fee waivers and other relief actions to customers. Banks have been identified as essential services and have remained open during the COVID-19 pandemic. As of April 28, 2021, all of the Company’s branch lobbies are open. Every opportunity is being taken to protect both customers and employees through enhanced cleaning services, social distancing and personal protective equipment requirements for both. Approximately 20% of the Company’s workforce is working remotely.
Under the CARES Act, the PPP is an amendment to a program administered as part of the Small Business Administration’s (“SBA”) 7-A loan program. The Company became an approved SBA 7A lender in November 2019. The PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. Initially, $349 billion was approved and designated for the PPP in order for the Small Business Administration (“SBA”) to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Company participated in the initial round of funding through a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for the PPP, we opted to set up an internal, automated loan process utilizing our core system provider. As of March 31, 2021 we processed either through a third-party or internally 1,067 PPP loans totaling $66.0 million, represented by $17.9 million processed in round one, $39.9 million processed in round two and $8.2 million in round three. The Company has continued making PPP loans pursuant to the additional PPP authorization that was contained in the December 2020 COVID-19 relief law.
The FRB implemented a liquidity facility available to financial institutions participating in the PPP. However, the Company opted to fund all PPP loans through our internal liquidity sources. These loans are fully guaranteed by the SBA and do not represent a credit risk. We expect the vast majority of these PPP loans will be forgiven based upon a preliminary review of the loans. As of March 31, 2021, the Company thus far has had 295 loans totaling $19.4 million fully forgiven by the SBA.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company provides deferrals to customers under Section 4013 of the CARES Act and regulatory interagency statements on loan modifications, which suspends the requirement to categorize these deferrals as Troubled Debt Restructuring (“TDRs”). The Part I program was launched in March 2020 and expired at the end of August 2020. The deferrals in Part I typically provided deferral of both principal and interest through the expiry. The Part II program was launched in July 2020 and expired at the end of December 2020. The deferrals in this program were needs based and required the collection of updated financial information and in certain situations, the validation of liquidity to support the business. Prior to the extension of the CARES Act, the Company launched the Part III program that offered borrowers in the Part II program an extension of deferrals through June 2021. For those borrowers who opted into the Part III program, they are required to provide monthly financial statements and remit payments on a quarterly basis based on excess cash flows, if any, up to their otherwise contractual payment. The majority of deferrals in the Part III program are principal only deferrals. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and will resume principal payments once accrued interest is current. Deferred principal will be due at maturity. For interest only loans, such as lines of credit, deferred interest will be due at maturity.
As of March 31, 2021, we had 92 total customers opt for deferrals under Part III of the program, which continues through June 30, 2021, with an aggregate principal balance of $407.0 million, or 13.7%, of total portfolio loans and a weighted average deferment period of 2.9 months. Approximately $320.4 million, comprised of 58 loan modifications, were related to the hospitality industry. At the peak of the deferral programs, the company had 958 commercial and consumer customers opt for the program with an aggregate principal balance of $1.2 billion, or 41.0% of total loans.
The following table provides detail of the Company’s deferred loans as of March 31, 2021:

(Dollars in Thousands)	Number of Loans	Loan Principal	Percent of Outstanding	Weighted Average Deferment Period (months)	Total Deferment
					Principal	Interest
Commercial Real Estate	85	$399,037	13.43%	2.90	$280,451	$118,586
Commercial and Industrial	1	6,000	0.20%	2.90	—	6,000
Residential Mortgages	5	1,828	0.06%	—	1,828	—
Other Consumer	—	—	—%	—	—	—
Construction	1	163	0.01%	2.90	163	—
Other	—	—	—%	—	—	—
Total Aggregate Deferred Payments	92	$407,028	13.70%	2.90	$282,442	$124,586
The following table provides detail of the Company’s deferred loans as of December 31, 2020:

(Dollars in Thousands)	Number of Loans	Loan Principal	Percent of Outstanding	Weighted Average Deferment Period (months)	Total Deferment
					Principal	Interest
Commercial
Commercial Real Estate	81	$382,437	12.98%	6.0	$269,414	$113,023
Commercial and Industrial	1	6,000	0.20%	6.0	—	6,000
Obligations of States and Political Subdivisions	—	—	—%	—	—	—
Commercial Construction	1	163	0.01%	4.0	163	—
Total Commercial Loans	83	388,600	13.18%		269,577	119,023
Consumer
Residential Mortgages	—	—	—%	—	—	—
Other Consumer	—	—	—%	—	—	—
Consumer Construction	—	—	—%	—	—	—
Total Consumer Loans	—	—	—%	—	—	—
Total Aggregate Deferred Payments	83	$388,600	13.18%	$5.9	$269,577	$119,023

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our interest income could be reduced due to the COVID-19 pandemic. In keeping with guidance from regulators, we are actively working borrowers affected by the COVID-10 pandemic to defer their payments, interest, and fees. Interest and fees will still accrue to income through normal GAAP accounting. Should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the significance of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.
Our exposure to hospitality at March 31, 2021 equated to approximately $501.5 million, or 16.9% of total portfolio loans, of which approximately $320.4 million on 58 loans are on deferral. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. However, we anticipate that a significant portion of our borrowers in the hotel industry will continue to operate at occupancy levels at or below breakeven which has caused, or will cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. These risk considerations were factored into qualitative adjustments included in the ACL. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected.
Retail Operations
The Company continues to promote digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools and our customer contact center for personal and automated telephone banking services. Retail branches are staffed and available to assist customers by offering lobby appointments, drive-up and virtual servicing.
In March 2020, we closed all branch lobbies to customer activity, offering drive-up and appointment only services. On October 31, 2020, we opened 36 branch lobbies and as of April 28, 2021, we opened our remaining branch lobbies. Retail leadership continues to monitor branch traffic and local conditions daily and makes adjustments as needed. All branches are equipped with video conferencing and online tools that enable virtual servicing. We continue to pay all employees according to their normal work schedule, even if their hours have been reduced. No employees have been furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are utilizing personal protection equipment and observing social distancing and cleaning protocols.
Our fee income for 2020 was negatively impacted due to COVID-19 by approximately $1.5 million due to the COVID-19 pandemic. Beginning on July 20, 2020, certain account fees were reinstated. In keeping with guidance from regulators, we are actively working with customers effected by the COVID-10 pandemic to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees and account maintenance fees. We believe these reductions in fees are temporary in conjunction with the length of the economic crisis caused by the COVID-19 pandemic. The breadth of the economic impact is likely to continue to impact our fee income in future periods.
Capital Resources and Liquidity
As of March 31, 2021, all of the Company’s capital ratios were in excess of all regulatory requirements. The economic recession brought about by the COVID-19 pandemic has improved during the first quarter of 2021 and during the second quarter 2021 to date.
We maintain access to multiple sources of liquidity. Funding sources accessible to the Company include borrowing availability at the Federal Home Loan Bank (“FHLB”), equal to 25% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, and of which $506.1 million remains available at March 31, 2021, federal funds unsecured lines with six other correspondent financial institutions in the amount of $145.0 million and access to the institutional CD market through brokered CDs. In addition to the above resources, the Company also has $626.3 million of unpledged available-for-sale securities as an additional source of liquidity at March 31, 2021. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Company is monitoring and will continue to monitor the impact of the COVID-19 pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on our liquidity and capital resources. Due to the economic uncertainty, we are taking a prudent approach to capital management and have established access to the FRB’s PPP Lending Facility.
Earnings Summary
Net income increased $5.0 million, or 112.0%, for the three months ended March 31, 2021 compared to the same period in 2020. Net income for the three months ended March 31, 2021 was $9.4 million, or $0.36 diluted earnings per share, compared to net income of $4.4 million, or $0.17 diluted earnings per share, for the same period in 2020. The increase in net income was due to a lower provision for credit losses of $2.9 million, a $2.0 million increase in noninterest income and a decrease in noninterest expense of $1.1 million, offset by a decline in net interest income of $0.7 million and an increase in the provision for income taxes of $0.6 million.
Net interest income decreased $0.7 million, or 2.7%, to $26.5 million during the first three months of 2021 compared to the same period of 2020. The net interest margin, on a fully taxable equivalent (“FTE”) basis, which is non-GAAP measure, decreased 23 basis points to 2.78% in the first quarter of 2021 compared to 3.01% in the first quarter of 2020. The decreases in short-term interest rates had a negative impact on both net interest income and the net interest margin, but were partially offset by a lower cost of funds. The yield on interest-earning assets decreased 71 basis points for the three months ended March 31, 2021, partially offset by a 57 basis point decline in funding costs compared to the same period of 2020. Net interest margin is reconciled to net interest income adjusted to a FTE basis below in the “Net Interest Income” income section of the “Results of Operations - Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 discussion below. Also refer to the “Explanation of Use of Non-GAAP Financial Measures” below for additional discussion of non-GAAP measures.
The provision for credit losses decreased $2.9 million to $1.9 million for the three months ended March 31, 2021 compared to $4.8 million for the same period of 2020 due to qualitative adjustments of $2.6 million for the decline in economic and market conditions as a result of COVID-19. The first quarter of 2021 provision for credit losses was primarily driven by adjustments to the CECL model to account for additional expected deterioration in credit quality with respect to loans on deferral. Management reviews and analyzes the monthly operating statements of commercial clients in the deferral program. During the first quarter of 2021, management observed continued deterioration on a loan in deferral with an aggregate principal balance of $8.1 million that was not previously recognized in the Day 1 model. This adjustment resulted in additional reserves of $1.5 million during the first quarter of 2021. Provision expense for the first quarter of 2021was impacted by net charge-offs totaling $0.7 million.
Prior to the adoption of CECL at January 1, 2021, the life-of-loss reserves on unfunded commitments was a component of noninterest expense and has not been reclassified for comparable periods. The life-of-loss reserves on unfunded commitments totaled $2.8 million at March 31, 2021.
Net charge-offs were $0.7 million in the first three months of 2021 compared to $0.6 million in the same period of 2020. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.10% for the three months ended March 31, 2021 and 0.09% for the same period in 2020. At March 31, 2021 and December 31, 2020, nonperforming loans were consistent at $32.0 million. Nonperforming loans as a percentage of total portfolio loans were 1.08%, 1.09% and 1.38% as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
Total noninterest income increased $2.0 million, or 28.8%, to $9.0 million for the three months ended March 31, 2021 compared to $7.0 million for the same period in 2020, primarily due to $3.6 million in net securities gains. Security gains increased by $2.4 million for the three months ended March 31, 2021 to $3.6 million compared to $1.2 million for the same period of 2020 due to the Company taking advantage of market opportunities, and repositioning and diversifying holdings in the securities portfolio. Other key factors that contributed to the increase in total noninterest income during the first quarter of 2021 were higher debit card interchange fees of $0.6 million, increased service charges on deposit accounts of $0.2 million and a $0.2 million increase in other noninterest income. These increases were offset by lower insurance commissions of $1.0 million and lower commercial loan swap fee income of $0.2 million due to declines in our interest rate swap contracts by our commercial customers.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Total noninterest expense decreased $1.1 million, or 4.6%, for the first quarter of March 31, 2021 to $23.6 million compared to $24.7 million in the same period of 2020. The decrease was primarily driven by a decline of $1.0 million in salaries and employee benefits primarily attributable to our branch network optimization project, lower unfunded loan commitment expense of $1.0 million primarily due to the reclassification to the provision for credit losses in 2021 due to the adoption of CECL, a decrease of $0.4 million in advertising expenses due to the sunset of our deposit acquisition strategy in the fourth quarter of 2020 and a $0.5 million decrease in other noninterest expense. Offsetting these decreases were higher professional and legal fees of $0.8 million, higher data processing expenses of $0.4 million due to an increase in customer accounts and new modules added to our core processor, an increase of $0.3 million in occupancy expenses and a $0.2 million increase in the amortization of tax credits.
The provision for income taxes increased $0.7 million to $0.9 million for the three months ended March 31, 2021 compared to $0.2 million in the same period in 2020 as a result of an increase in pretax income of $5.6 million. Our effective tax rate increased to 9.0% for the three months ended March 31, 2021 compared to 5.3% for the same period in 2020. The increase in the effective tax rate is primarily due to a higher level of pretax income and a lower level of tax-exempt interest income. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and Bank Owned Life Insurance (“BOLI”), which are relatively consistent regardless of the level of pretax income.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, management uses, and this quarterly report references net interest income and net interest margin on a FTE basis, each of which is a non-GAAP financial measure. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance an investor’s understanding of our business and performance, these non-GAAP financial measure should not be considered an alternative to financial measures determined in accordance with GAAP or considered to be more important than financial measures determined in accordance with GAAP, nor is it necessarily comparable to similar non-GAAP financial measures which may be presented by us or other companies.

The Company believes the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income per the Consolidated Statements of Income is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31,2020."

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
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
Net interest income and the net interest margin are presented on an FTE basis, which are non-GAAP measures. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the applicable federal statutory tax rate for each period (which was 21% for the periods presented) and the dividend-received deduction for equity securities. The Company believes this FTE presentation provides a relevant comparison between taxable and non-taxable sources of interest income. Refer to the “Explanation of Use of Non-GAAP Financial Measures” above for additional discussion of non-GAAP measures.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Total net interest income decreased $0.7 million, or 2.7%, to $26.5 million for the three months ended March 31, 2021, compared to $27.3 million for the same period in 2020 primarily due the decline in the interest rate environment, offset by an increase in the volume of interest-earning assets. Net interest income, on an FTE basis (non-GAAP), decreased $0.9 million, or 3.1%, to $27.0 million in the first quarter of 2021 compared to $27.9 million in the same period in 2020. The decrease in net interest income, on an FTE basis, was driven by an $5.0 million decrease in interest income, partially offset by a $4.1 million decrease in interest expense during the three months ended March 31, 2021 compared to the same period in 2020. The decreases in short-term interest rates had a negative impact on both net interest income and the net interest margin, but are partially offset by a lower cost of funds. Net interest margin decreased 21 basis points to 2.73% in the first quarter of 2021 compared to 2.94% for the same period in 2020 primarily due to the negative impact of lower yields on interest-earning assets, offset by a decline in the cost of interest-bearing liabilities. The net interest margin, on an FTE basis (non-GAAP), decreased 23 basis points to 2.78% in the first three months ended 2021 compared to 3.01% for the same period in 2020, primarily due to the lower interest rate environment. The lower interest rate environment and the intentional runoff of higher cost CDs has significantly contributed to lower the overall cost of funds.
The following table reconciles net interest income per the Consolidated Statements of Income to net interest income on an FTE basis, and net interest margin to net interest margin on an FTE basis, for the periods presented:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
Total Interest Income	$32,957	$37,836
Total Interest Expense	6,428	10,572
Net Interest Income per Consolidated Statements of Net Income	26,529	27,264
Adjustment to FTE Basis	462	601
Net Interest Income (FTE)(non-GAAP)	$26,991	$27,865
Net Interest Margin	2.73%	2.94%
Adjustment to FTE Basis	0.05%	0.07%
Net Interest Income (FTE)(non-GAAP)	2.78%	3.01%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest- earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in Thousands)	Average Balance(3)	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-bearing Deposits with Banks	$174,731	$50	0.12%	$62,960	$210	1.34%
Tax-free Investment Securities(2)	51,589	413	3.25%	21,452	204	3.82%
Taxable Investment Securities	708,250	2,987	1.71%	712,104	4,502	2.54%
Tax-free Loans(1)(2)	223,012	1,787	3.25%	337,857	2,660	3.17%
Taxable Loans(1)	2,777,423	28,145	4.11%	2,584,917	30,797	4.79%
Federal Home Loan Bank Stock	4,805	37	3.12%	4,418	64	5.83%
Total Interest-earning Assets	$3,939,810	$33,419	3.44%	$3,723,708	$38,437	4.15%

LIABILITIES
Deposits:
Interest-bearing Demand	$378,886	$215	0.23%	$297,395	$446	0.60%
Money Market	309,624	266	0.35%	154,564	271	0.71%
Savings	644,806	162	0.10%	562,712	145	0.10%
Certificates of Deposit	1,620,543	5,652	1.41%	1,918,841	9,633	2.02%
Total Interest-bearing Deposits	2,953,859	6,295	0.86%	2,933,512	10,495	1.44%
Borrowings:
Federal Funds Purchased	—	—	—%	220	1	1.83%
FHLB Borrowings	33,889	96	1.15%	17,418	58	1.34%
Other Borrowings	2,307	37	6.50%	1,481	18	4.89%
Total Borrowings	36,196	133	1.49%	19,119	77	1.62%
Total Interest-bearing Liabilities	$2,990,055	6,428	0.87%	$2,952,631	10,572	1.44%
Net Interest Income(2)		$26,991			$27,865
Net Interest Margin(2)			2.78%			3.01%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
(3)Loan and deposit balances include held-for-sale transactions in connection with sale of Bank branches.
Interest income, on an FTE basis (non-GAAP), decreased $5.0 million, or 13.1%, for the three months ended March 31, 2021, compared to the same period in 2020. We are currently maintaining higher liquidity levels as a result of COVID-19. The change was primarily due to an increase in average interest-earning assets of $216.1 million for the three months ended March 31, 2021 offset by lower short-term interest rates compared to the same period in 2020. Average interest-bearing deposits with banks increased $111.8 million and the average rate earned decreased 122 basis points compared to the same period in 2020. Average loan balances increased $77.7 million for the three months ended March 31, 2021 compared to the same period in 2020, which includes PPP loan production that began in second quarter of 2020. Average PPP loans for the three months ended March 31, 2021 totaled $31.2 million. The average rate earned on loans decreased 56 basis points for the first quarter of 2021 compared to the same period in 2020 primarily due to lower short-term interest rates. Average investment securities increased $26.3 million and the average rate earned decreased 77 basis points for the three months ended 2021 compared to the same period in 2020. The change in investment securities is the result of active balance sheet management as our portfolio has been diversified as to bond types, maturities, and interest rate structures. Overall, the FTE rate on interest-earning assets (non-GAAP) decreased 71 basis points for the first quarter of 2021 compared to the same period in 2020.
Interest expense decreased $4.1 million for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily due to lower short-term interest rates in 2021 as compared to 2020 as well as the intentional runoff of higher cost CDs. Interest expense on interest-bearing deposits decreased $4.2 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the decline in the average balance of CDs and interest-bearing demand accounts. The decrease of $298.3 million in the average balance of CDs for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the intentional runoff of these higher cost CDs. Interest-bearing demand accounts increased $81.5 million for the three months ended March 31, 2021 compared to the same period in 2020. The average rate paid on interest-bearing deposits decreased 58 basis points for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to lower short-term interest rates. Average total borrowings increased $17.1 million and

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
the average rate paid decreased 13 basis points for the three months ended March 31, 2021 compared to the same period in 2020. Overall, the cost of interest-bearing liabilities decreased 57 basis points for the three months ended March 31, 2021 compared to the same period in 2020.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Month Ended March 31, 2021 Compared to March 31, 2020
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)
ASSETS
Interest-bearing Deposits with Banks	$146	$(306)	$(160)
Tax-free Investment Securities(2)	244	(35)	209
Taxable Investment Securities	(25)	(1,490)	(1,515)
Tax-free Loans(1)(2)	(939)	66	(873)
Taxable Loans(1)	2,076	(4,728)	(2,652)
Federal Home Loan Bank Stock	22	(49)	(27)
Total Interest-earning Assets	$1,524	$(6,542)	$(5,018)

LIABILITIES
Deposits:
Interest-bearing Demand	$97	$(328)	$(231)
Money Market	177	(182)	(5)
Savings	20	(3)	17
Certificates of Deposit	(1,360)	(2,621)	(3,981)
Total Interest-bearing Deposits	(1,066)	(3,134)	(4,200)
Borrowings:
Federal Funds Purchased	1	(2)	(1)
FHLB Borrowings	48	(10)	38
Other Borrowings	12	7	19
Total Borrowings	61	(5)	56
Total Interest-bearing Liabilities	$(1,005)	$(3,139)	$(4,144)
Change in Net Interest Margin	$2,529	$(3,403)	$(874)
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The provision for credit losses is the amount to be added to the allowance for credit losses (“ACL”), after considering loan charge-offs and recoveries, to bring the ACL to a level determined to be appropriate in management's judgment to absorb expected losses inherent in the loan portfolio. The Company elected to defer its adoption of CECL in accordance with relief provided under the CARES Act until March 31, 2021, effective January 1, 2021. At January 1, 2021, we increased the ACL by $64.5 million for the Day 1 CECL adjustment which includes $61.6 million to the ACL and $2.9 million related to the life-of-loss reserve on unfunded loan commitments. The provision for credit losses decreased $2.9 million to $1.9 million for the three months ended March 31, 2021 compared to $4.8 million for the same period in 2020.
The provision for credit losses decreased $2.9 million to $1.9 million for the three months ended March 31, 2021 compared to $4.8 million for the same period of 2020 due to qualitative adjustments of $2.6 million due to the decline in economic and market conditions as a result of COVID-19. Adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to loans on deferral. Management reviews and analyzes the monthly operating statements of commercial clients in the deferral program. During the first quarter of 2021, management observed continued deterioration on hospitality loans with aggregate principal balances of $50.9 million that are on deferral as of March 31, 2021. This adjustment resulted in current expected credit losses of $11.7 million at March 31, 2021. The Day 1 model recognized the deterioration of loans with an aggregate principal balance of $42.8 million which resulted in current expected credit losses of

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
$10.2 million as of January 1, 2021. Between the Day 1 model and the model ended March 31, 2021 a loan with a principal balance of $8.1 million was recognized resulting in additional expected credit losses of $1.5 million during the three months ended March 31, 2021.
Net charge-offs increased by $0.1 million to $0.7 million for the three months ended March 31, 2021 compared to $0.6 million in the same period of 2020. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.10% and 0.09% for the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, December 31, 2020 and March 31, 2020, nonperforming loans were $32.0 million, $32.0 million and $40.5 million, respectively. Nonperforming loans as a percentage of total portfolio loans were 1.08%, 1.09% and 1.38% as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The ACL was 365.7% of nonperforming loans as of March 31, 2021, as compared to 169.1% of nonperforming loans as of December 31, 2020.
At March 31, 2021, the adoption of Topic 326 resulted in an increase to our ACL of $62.8 million, to $116.9 million, excluding the life-of-loss reserve compared to $54.1 million at December 31, 2020. The ACL as a percentage of total portfolio loans was 3.93% at March 31, 2021 and 1.83% at December 31, 2020.

Noninterest Income

	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020	$ Change	% Change
Gains on Sales of Securities, net	$3,610	$1,214	$2,396	197.4%
Service Charges, Commissions and Fees	1,809	1,650	159	9.6%
Debit Card Interchange Fees	1,831	1,243	588	47.3%
Insurance Commissions	294	1,309	(1,015)	(77.5)%
Bank Owned Life Insurance Income	340	353	(13)	(3.7)%
Other Real Estate Owned Income	71	139	(68)	(48.9)%
Commercial Loan Swap Fee Income	219	422	(203)	(48.1)%
Other	778	622	156	25.1%
Total Noninterest Income	$8,952	$6,952	$2,000	28.8%
Total noninterest income increased $2.0 million, or 28.8%, to $9.0 million for the three months ended 2021 compared to the same period in 2020, primarily driven by the impact of $3.6 million in net securities gains. Securities gains increased $2.4 million to $3.6 million during the first three months of 2021 compared to $1.2 million during the same period in 2020 to take advantage of market opportunities, reposition and diversify holdings in the securities portfolio. Other key factors contributed to the increase in total noninterest income during the first quarter of 2021 were higher debit card interchange fees of $0.6 million due to higher activity in demand deposits, increased service charges on deposit accounts of $0.2 million and a $0.2 million increase in other noninterest income. These increases were offset by lower insurance commissions of $1.0 million and lower commercial loan swap fee income of $0.2 million due to declines in our interest rate swap contracts by our commercial customers.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Noninterest Expense

	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020	$ Change	% Change
Salaries and Employee Benefits	$12,582	$13,581	$(999)	(7.4)%
Occupancy Expense, net	3,514	3,249	265	8.2%
FDIC Insurance Expense	643	544	99	18.2%
Other Taxes	762	746	16	2.1%
Advertising Expense	170	612	(442)	(72.2)%
Telephone Expense	600	574	26	4.5%
Professional and Legal Fees	1,224	437	787	180.1%
Data Processing	921	486	435	89.5%
Losses on Sales and Write-downs of Other Real Estate Owned, net	212	189	23	12.2%
Losses on Sales and Write-downs of Bank Premises, net	43	12	31	258.3%
Debit Card Expense	632	554	78	14.1%
Tax Credit Amortization	427	272	155	57.0%
Unfunded Loan Commitment Expense	—	982	(982)	(100.0)%
Other Real Estate Owned Expense	54	140	(86)	(61.4)%
Other	1,821	2,370	(549)	(23.2)%
Total Noninterest Expense	$23,605	$24,748	$(1,143)	(4.6)%
Total noninterest expense decreased $1.1 million, or 4.6%, for the first quarter of March 31, 2021 to $23.6 million compared to $24.7 million in the same period of 2020. The decrease was primarily driven by a decline of $1.0 million in salaries and employee benefits primarily attributable to our branch network optimization project, which was partially offset by normal merit increases, lower unfunded loan commitment expense of $1.0 million primarily due to the reclassification to the provision for credit losses in 2021 due to the adoption of CECL. Also impacting the decrease was $0.4 million in advertising expenses due to the sunset of our deposit acquisition strategy in the fourth quarter of 2020 and a $0.5 million decrease in other noninterest expense due to lower postage, travel and business development expenses which were somewhat impacted by COVID-19. Partially offsetting these decreases were higher professional and legal fees of $0.8 million, increased data processing expenses of $0.4 million due to an increase in customer accounts and new modules added to our core processor, an increase of $0.3 million in occupancy expenses and a $0.2 million increase in the amortization of tax credits.
Provision for Income Taxes
The provision for income taxes increased $0.7 million to $0.9 million for the three months ended March 31, 2021 compared to $0.2 million for the same period in 2020. The increase in pretax income of $5.6 million for the first three months of 2021 was primarily due to higher noninterest income, lower provision for credit losses and lower noninterest expenses. Our effective tax rate increased to 9.0% for the three months ended March 31, 2021 as compared to 5.3% for the same period in 2020. The increase in the effective tax rate is primarily due to a higher level of pretax income and a lower level of tax-exempt interest income. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and BOLI, which are relatively consistent regardless of the level of pretax income.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Financial Condition
March 31, 2021
Total assets decreased $39.8 million to $4.1 billion at March 31, 2021 compared to $4.2 billion at December 31, 2020. Federal Reserve Bank excess reserves decreased $52.8 million to $110.6 million at March 31, 2021 compared to December 31, 2020 due to active balance sheet management.
Total portfolio loans increased $24.7 million, or 0.8%, to $3.0 billion at March 31, 2021 compared to December 31, 2020. The variances in loan segments for portfolio loans is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not applied to periods during 2020 and prior years, therefore showing fluctuations in all categories. The break-out of Other loans totaled $373.4 million consisting of $136.3 million of CRE, $77.8 million of C&I, $49.6 million of Residential Mortgages and $109.7 million of Construction. This segment of loans has unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this segment resulted in an increase in reserves of $51.3 million.
At March 31, 2021 we had $9.4 million loans held-for-sale in connection with the sale of Bank branches that are expected to close in the second quarter of 2021. Nonperforming loans and TDRs remained at $32.0 million at both March 31, 2021 and December 31, 2020. Other Real Estate Owned (“OREO”) decreased $1.7 million at March 31, 2021 compared to December 31, 2020. Closed retail bank offices declined $0.6 million with a remaining book value of $1.9 million at March 31, 2021 compared to $2.5 million at December 31, 2020. Through the second quarter of 2021, all branch closures and sale transactions will be completed as part of our branch network optimization project aligned with our strategic goals to enhance franchise value and improve operating efficiency.
The securities portfolio increased $1.4 million at March 31, 2021 from December 31, 2020 and comprised 18.8% of total assets at March 31, 2021 compared to 18.6% of total assets at December 31, 2020. The increase was a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.
Total deposits increased $6.9 million to $3.7 billion at March 31, 2021 compared to $3.7 billion at December 31, 2020. The increase in deposits primarily related to the growth in all our core deposit categories, which includes noninterest-bearing and interest-bearing demand deposits, money market and savings accounts. Core deposits increased $102.3 million at March 31, 2021, or 5.2%, compared to December 31, 2020. Offsetting the increase in core deposits was a decline of $92.3 million in our CDs. This decrease relates to the intentional runoff of higher cost CDs. Noninterest-bearing deposits comprised 19.9% and 19.0% of total deposits at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, $81.6 million of deposits were held for assumption in connection with the sale of Bank branches that are expected to close in the second quarter of 2021.
Total shareholders’ equity decreased by $52.3 million to $387.9 million at March 31, 2021 compared to $440.2 million at December 31, 2020. The decrease was primarily due to the $50.7 million cumulative-effect adjustment related to the adoption of Topic 326, a $11.1 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities partially offset by net income of $9.4 million. The remaining difference is related to stock-based compensation during the three months ended March 31, 2021.
The ACL was 3.93% of total portfolio loans at March 31, 2021 compared to an allowance for loan losses of 1.83% as of December 31, 2020. General reserves as a percentage of total portfolio loans were 3.43% at March 31, 2021 compared to 1.32% at December 31, 2020. The ACL was 365.7% of nonperforming loans at March 31, 2021 compared to an allowance for loan losses of 169.1% of nonperforming loans at December 31, 2020. Management believes, the allowance for credit losses is adequate to absorb expected losses inherent in the loan portfolio.
The Company remains well capitalized. Our Tier 1 capital ratio decreased to 12.88% at March 31, 2021 compared to 13.08% at December 31, 2020. Our leverage ratio was 10.16% at March 31, 2021, compared to 10.26% at December 31, 2020 and total risk-based capital ratio was 14.14% at March 31, 2021 compared to 14.33% at December 31, 2020. We adopted CECL effective January 1, 2021 and elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	March 31, 2021	December 31, 2020	$ Change
U.S. Government Agency Securities	$2,360	$—	$2,360
Residential Mortgage-backed Securities	33,454	44,724	(11,270)
Commercial Mortgage-backed Securities	5,285	5,447	(162)
Asset Backed Securities	137,499	133,557	3,942
Collateralized Mortgage Obligations	254,850	218,359	36,491
Small Business Administration	106,957	99,145	7,812
States and Political Subdivisions	210,315	252,622	(42,307)
Corporate Notes	29,312	24,825	4,487
Total Debt Securities	$780,032	$778,679	$1,353
The Company invests in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of the ALCO to diversify and reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to us. Security purchases are subject to our investment policy that is approved annually by our Board and administered through ALCO and our treasury function.
The securities portfolio increased by $1.4 million at March 31, 2021 as compared to December 31, 2020. Securities comprise 18.8% of total assets at March 31, 2021 as compared to 18.6% at December 31, 2020. The increase is a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.
At March 31, 2021, total gross unrealized gains in the available-for-sale portfolio were $11.3 million, offset by $5.5 million of gross unrealized losses. At December 31, 2020, total gross unrealized gains in the available-for-sale portfolio were $22.6 million offset by $2.7 million of gross unrealized losses.
Management evaluates the securities portfolio for other-than-temporary impairment (“OTTI”) on a quarterly basis. At March 31, 2021 and December 31, 2020, the Company did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Commercial
Commercial Real Estate	$1,384,541	$1,453,799
Commercial and Industrial	460,264	557,164
Total Commercial Loans	1,844,805	2,010,963
Consumer
Residential Mortgages	414,507	472,170
Other Consumer	49,516	57,647
Total Consumer Loans	464,023	529,817
Construction	289,661	406,390
Other	373,386	—
Total Portfolio Loans	2,971,875	2,947,170
Loans Held-for-Sale	32,737	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	9,423	9,835
Total Loans	$3,014,035	$2,982,442

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risks factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
Total portfolio loans increased $24.7 million, or 0.8%, to $3.0 billion at March 31, 2021 compared to December 31, 2020. The variances in loan segments for portfolio loans is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not adjusted to the comparable period, therefore showing fluctuations in all categories. The break-out of Other loans totaled $373.4 million consisting of $136.3 million of CRE, $77.8 million of C&I, $49.6 million of Residential Mortgages and $109.7 million of Construction. This segment of loans includes unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this segment resulted in an increase in reserves of $51.3 million.
Nonperforming loans and TDRs remained at $32.0 million at both March 31, 2021 and December 31, 2020. OREO decreased $1.7 million at March 31, 2021 compared to December 31, 2020. Closed retail bank offices declined $0.6 million with a remaining book value of $1.9 million at March 31, 2021 compared to $2.5 million at December 31, 2020. We expect that all branch closures and sale transactions part of our network optimization project will be completed during the second quarter of 2021. Aligning with our strategic goals to enhance franchise value and improve operating efficiency.
The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependent on common tenants and industries or property types that are similarly impacted by external factors.
Our exposure to hospitality at March 31, 2021 equated to approximately $501.5 million, or 16.9% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. However, we anticipate that a significant portion of our borrowers in the hotel industry will continue to operate at occupancy levels at or below breakeven which has caused, or will cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.
Portfolio loan balances of our top 10 credit relationships were $739.8 million at March 31, 2021, with a total commitment exposure of $755.3 million. These loans are in the hospitality, golf course, agricultural, land holdings, commercial real estate (multi-family and office/retail), energy, land development, and lumber industries. The other segment is comprised of 49.3% of the top 10 credit relationships.
Line utilization, unused commitments, excluding consumer overdraft lines, were $387.3 million at March 31, 2021 as compared to $410.7 million at December 31, 2020. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization, excluding consumer overdraft lines, was 55.6% at March 31, 2021, as compared to 52.2% at December 31, 2020. Commercial line utilization was 55.7% at March 31, 2021, as compared to 51.7% at December 31, 2020.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Secondly, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Mortgage loans held-for-sale were $32.7 million and $25.4 million at March 31, 2021 and December 31, 2020, respectively.
In addition to mortgage loans held-for-sale, the Company had $9.4 million in loans held-for-sale in connection with sale of Bank branches at March 31, 2021 that are expected to close in the second quarter of 2021.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Additional credit risk management practices include periodic review and update of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. Our loan review serves as a mechanism to individually monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all corporate lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms.
The Company has a loan review policy and annual scope report that details the level of loan review for commercial loans in a given year. Primary objectives of loan reviews include the identification of emerging risks and patterns that might influence potential future losses. In concert with significant enhancements to the underwriting process, the scope of loan review has been broadened since 2019 to include assurance testing with respect to the accuracy of the underwriting function. Since 2020 and continuing into 2021, the Company used a four step approach for loan review in the following categories:
•A review of the largest twenty pass-rated loan relationships, which represents approximately a quarter of total loans;
•A sampling of new loans originated to include an examination of the evidence of appropriate approval, adherence to loan policy and the completeness and accuracy of the analysis contained in the approval document;
•A sampling of large loan relationships which are defined as loan relationships with aggregate exposure of at least $2 million that are not part of the top 20 review; and
•Concentration focus reviews of identified segments that represent concentration risk, represented by collateral types including but not limited to hospitality, multifamily and retail with the goal of examining patterns of loss history, document exceptions, policy exceptions and emerging trends in risk characteristics. The Company does not typically structure these with a 30-day cleanout feature since that is difficult to measure and enforce. Instead we usually set higher debt service standards and underwrite to the ability to amortize the loan on unsecured terms.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Allowance for Credit Losses
The allowance for credit losses, (“ACL”), represents an amount which, in management's judgment, is adequate to absorb expected losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.
Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management.
Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.
The adoption of CECL guidance did not result in a significant change to any other credit risk management and monitoring processes, including identification of past due or delinquent borrowers, nonaccrual practices, assessment of troubled debt restructurings or charge-off policy.
The Company’s methodology for estimating the ACL includes:
Segmentation. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.
Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable. Individually evaluated loans not specifically analyzed reside in the Quantitative Analysis.
Quantitative Analysis. The Company elected to use Discounted Cash Flow (“DCF”). which calculates a net present value of expected future cash flows, adjusted for the expected life of the portfolio. Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long term average and utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. Economic forecasts spanning four quarters are utilized and then reverted to the long term average to form the estimation of expected future cash flows. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output, analyzes the forecast inputs in relation to the model’s calibration and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective. At Day 1 adoption of CECL, current expected losses of $10.2 million were recorded due to economic uncertainties related to the Company's hospitality portfolio. Between the Day 1 CECL model and the model ended March 31, 2021, additional current expected losses of $1.5 million were recognized, which resulted in a total current expected loss balance of

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
$11.7 million as of March 31, 2021. Certain hospitality loans exhibit more than expected deterioration and the risk rating has been downgraded to non-pass to reflect the increased risk.
Management elected to create reserves with the adoption of the CECL model. These reserves were developed in addition to the model’s methodology. The model introduced a segmented portfolio of loans for discrete analysis. This segmented pool has unique risk attributes considered inconsistent with current underwriting standards.
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the incurred loss model. With the adoption of CECL management elected to separately evaluate certain loans from the Quantitative Analysis based on shared but unique risk attributes. These loans included in the Other segment of the model. These loans were underwritten and approved based on standards that are inconsistent with our current underwriting standards. Which have since been enhanced by current management. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, and iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets. A general reserve of $56.0 million, which is an increase from the $4.7 million under the probable incurred loss model, was established based on the discounted cash flow method with a discount rate, which was quantitatively adjusted.
The following tables summarize activity in the ACL during the period presented and present supplemental asset quality information as of the dates presented.

	Three Months Ended March 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Other Consumer	Other	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$34,871	$3,643	$6,357	$2,000	$2,479	$4,724	$54,074
Impact of CECL Adoption	6,587	1,379	(80)	3,356	(877)	51,277	61,642
Provision for Credit Losses on Loans	884	(117)	768	(156)	478	—	1,857
Charge-offs	—	(1)	—	(195)	(870)	—	(1,066)
Recoveries	—	1	61	166	137	—	365
Net (Charge-offs) / Recoveries	—	—	61	(29)	(733)	—	(701)
Balance at End of Period	$42,342	$4,905	$7,106	$5,171	$1,347	$56,001	$116,872

	March 31, 2021		December 31, 2020
Net Charge-offs to Average Portfolio Loans	0.10%	*	0.09%
Allowance for Credit Losses to Total Portfolio Loans	3.93%		1.83%
*Annualized
The adoption of Topic 326 resulted in an increase to our ACL of $61.6 million on January 1, 2021, excluding the life-of-loss reserve. The Day 1 model introduced a segmented portfolio of loans for discrete analysis. This segmented pool had an aggregate principal balance of $380.0 million at adoption and includes unique risk attributes considered inconsistent with current underwriting standards. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, and iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets. Management continuously assesses underwriting standards but significantly enhanced these standards in 2018. The analysis applied to this pool resulted in expected credit losses of $51.3 million, at adoption and is disclosed in the Other line item in the table above.

At December 31, 2020, the aforementioned Other line item within the probable incurred loss model included $102.5 million of impaired loans and the remaining $277.5 million were not impaired and remained in their respective segments. Based on the fair value of collateral, the specific reserves on the impaired loans totaled zero and the general reserves for the remainder of these loans totaled $4.7 million at December 31, 2020.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
As of January 1, 2021, our CECL methodology introduced a modified discounted cash flow methodology based on expected cash flow changes in the future for the other segment. This methodology produced a significantly higher level of reserves from the incurred loss model. The model was developed with subjective assumptions that is driven by the following key factors: prepayment speeds, timing of prepayment, loss given defaults as well as other factors. This methodology resulted in an increase in other reserves totaling $51.3 million.
The ACL increased $62.8 million to $116.9 million for the three months ended March 31, 2021 compared to $54.1 million at December 31, 2020 due to the Day 1 adoption of CECL of $61.6 million. The first quarter 2021 was primarily driven by adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to loans on deferral. Management reviews and analyzes the monthly operating statements of commercial clients in the deferral program. Management observed continued deterioration on hospitality loans with aggregate principal balances of $50.9 million that are on deferral as of March 31, 2021. This adjustment resulted in expected credit losses of $11.7 million at March 31, 2021. The Day 1 model recognized the deterioration of loans with an aggregate principal balance of $42.8 million which resulted in current expected credit losses of $10.2 million as of January 1, 2021. Between the Day 1 model and the model ended March 31, 2021 a loan with a principal balance of $8.1 million was recognized resulting in additional expected credit losses of $1.5 million during the three months ended March 31, 2021.
The ACL was $116.9 million, or 3.93%, of total portfolio loans at March 31, 2021, as compared to an allowance for loans losses of $54.1 million, or 1.83% of total portfolio loans at December 31, 2020.
Net charge-offs were $0.7 million in the first three months of 2021 compared to $0.6 million in the same period of 2020. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.10% and 0.09% for the three months ended March 31, 2021 and December 31, 2020, respectively. At March 31, 2021 and December 31, 2020, nonperforming loans were consistent at $32.0 million. Nonperforming loans as a percentage of total portfolio loans were 1.08%, 1.09% and 1.38% as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.
Loans that amortize monthly, such as closed-end installment loans and amortizing loans secured by real estate are reported past due when the borrower is in arrears two or more monthly payments. Loans that amortize on a schedule other than monthly and interest only loans are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis for early identification of potential problem loans.
TDRs are loans that we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. The Company strives to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extension of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. Modifications structured with deferments for significant periods are generally considered TDRs. However, related to the COVID-19 pandemic, the Bank has modified certain loans since March 2020 without considering them TDRs if consistent with the CARES Act and guidance issued by the federal bank regulatory agencies.
An accruing loan that is modified and determined to be a TDR can remain in accrual status if, based on a current credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical performance for a reasonable period before the modification. All TDRs are considered to be individually evaluated loans and will be reported as individually evaluated loans for the calendar year they are determined to be a TDR. The Company individually evaluates all individually evaluated loans, which includes TDRs, greater than or equal to $1.0 million for a specific reserve unless otherwise accounted for in the CECL model. Nonaccrual TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower subsequent to the restructuring.
As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate given to the borrower is considered to be lower than the current market rate for new debt with similar risk and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted due to the long extension, resulting in payment delay as well as the rate being lower than current market rate for new debt with similar risk. The loan will be reported as a nonaccrual TDR and an individually evaluated loan. In addition, the loan could be charged down to the fair value of the

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. For the loan’s remaining life, it will continue to be individually evaluated because the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk.
TDRs decreased $2.9 million to $131.3 million at March 31, 2021, compared to $134.2 million at December 31, 2020. The decrease is due to principal pay-downs in the amount of $2.9 million. Total TDRs of $24.6 million and $25.0 million were on nonaccrual at March 31, 2021 and December 31, 2020, respectively. There were minimal commitments to lend additional funds on relationships identified as TDRs in the amount of $2.9 million as of March 31, 2021.
Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss becomes quantifiable, regardless of the delinquency status of the loan. The Bank may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:
•The status of a bankruptcy proceeding
•The value of collateral and probability of successful liquidation; and/or
•The status of adverse proceedings or litigation that may result in collection
Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.
Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	March 31, 2021	December 31, 2020	$ Change
Nonperforming Loans
Commercial Real Estate	$651	$224	$427
Commercial and Industrial	818	456	362
Construction	2,124	2,012	112
Residential Mortgages	3,629	4,135	(506)
Other Consumer	109	191	(82)
Other	—	—	—
Total Nonperforming Loans	7,331	7,018	313

Nonperforming Troubled Debt Restructurings
Commercial Real Estate	21,306	21,667	(361)
Commercial and Industrial	—	—	—
Construction	3,319	3,319	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Other	—	—	—
Total Nonperforming Troubled Debt Restructurings	24,625	24,986	(361)
Total Nonperforming Loans and Troubled Debt Restructurings	31,956	32,004	(48)
Other Real Estate Owned	14,031	15,722	(1,691)
Total Nonperforming Assets	$45,987	$47,726	$(1,739)

	March 31, 2021		December 31, 2020
Nonaccrual Loans and Troubled Debt Restructurings to Total Portfolio Loans	1.08%	*	1.09%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	1.54%		1.61%
Nonperforming assets decreased $1.7 million to $46.0 million at March 31, 2021 compared to $47.7 million at December 31, 2020. The decrease was primarily related to a $1.7 million net decrease in OREO. The decrease in OREO was primarily due to sales of properties during 2021. Closed retail bank offices have a remaining book value of $1.9 million at March 31, 2021 and $2.5 million at December 31, 2020. The gross amount of interest that would have been recorded under original terms, had these loans not been placed on nonaccrual status was $1.1 million during the first three months of 2021.
As of March 31, 2021, total nonaccrual loans include $3.0 thousand in loans held-for-sale in connection with sale of Bank branches. There were $7 thousand nonaccrual loans related to loans held-for-sale at December 31, 2020.
The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The provisions of the CARES Act dealing with temporary relief related to TDRs was extended pursuant to the CAA, which was signed into law on December 27, 2020. This amendment extended the “applicable” period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. We are currently applying this guidance to qualifying loan modifications. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 will have on our financial condition, results of operations and allowance for credit losses.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table summarizes loans past due 30-89 days for the periods presented:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$620	$3,816
Commercial and Industrial	1,878	384
Total Commercial Loans	2,498	4,200
Consumer
Residential Mortgages	260	1,347
Other Consumer	337	580
Total Consumer Loans	597	1,927
Construction	—	284
Other	3,544	—
Total Loans 30 to 89 Days Past Due	$6,639	$6,411
Loans past due 30 to 89 days or more and still accruing, including held-for-sale loans, increased $0.2 million to $6.6 million at March 31, 2021 compared to $6.4 million at December 31, 2020. The variances in loan segments for past due 30 to 89 days is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not adjusted to the comparable period, therefore showing fluctuations in all categories. The $3.5 million included in the other segment is to one relationship and was previously included in commercial and industrial loans at December 31, 2020.
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
Noninterest-bearing Demand	$733,291	$699,229	$34,062	4.9%
Interest-bearing Demand	384,425	366,201	18,224	5.0%
Money Market	323,008	294,229	28,779	9.8%
Savings	646,722	625,482	21,240	3.4%
Certificate of Deposits	1,522,510	1,614,770	(92,260)	(5.7)%
Deposits Held-for-Assumption in Connection with Sale of Bank Branches	81,565	84,717	(3,152)	(3.7)%
Total Deposits	$3,691,521	$3,684,628	$6,893	0.2%
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new depositors while diversifying the deposit composition. Total deposits at March 31, 2021 increased $6.9 million, or 0.2%, from December 31, 2020. Noninterest-bearing deposits increased by $34.1 million, or 4.9%, to $733.3 million as of March 31, 2021 as compared to $699.2 million at December 31, 2020. Money market accounts increased $28.8 million, or 9.8%, during the first three months of 2021 compared to December 31, 2020, due to our deposit acquisition strategy. Savings accounts increased $21.2 million, or 3.4%, at March 31, 2021 compared to December 31, 2020 due to promotions. Interest-bearing demand deposits increased $18.2 million, or 5.0% to $384.4 million at March 31, 2021 compared to December 31, 2020. Offsetting these increases was a decrease of $92.3 million, or 5.7%, in CDs at March 31, 2021 compared to December 31, 2020 due to intentional runoff of these higher cost CDs. Noninterest-bearing deposits comprised 19.9% and 19.0% of total deposits at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, $81.6 million of deposits were held-for-assumption in connection with the sale of Bank branches that are expected to close in the second quarter of 2021.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Federal Home Loan Bank Borrowings (“FHLB”)
Borrowings are an additional source of liquidity for the Company. FHLB borrowings were $30.0 million and $35.0 million at March 31, 2021 and December 31, 2020, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at March 31, 2021 and December 31, 2020. Total loans pledged as collateral were $781.3 million and $804.2 million at March 31, 2021 and December 31, 2020, respectively. There were no securities available-for-sale pledged as collateral at both March 31, 2021 and December 31, 2020. The Bank continues to methodically pledge additional eligible loans, with the ultimate expectation to have full pledging by year end 2021. The Company is eligible to borrow up to an additional $506.1 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25% of the Company’s assets, as of March 31, 2021. The Company had the capacity to borrow up to an additional $510.5 million from the FHLB at December 31, 2020.
Information pertaining to long-term FHLB borrowings is summarized in the following table:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Balance at Period End	$30,000	$35,000
Average Balance during the Period	$33,889	$30,628
Average Interest Rate during the Period	1.15%	1.18%
Maximum Month-end Balance during the Period	$35,000	$35,000
Average Interest Rate at Period End	1.15%	1.13%
The Company held FHLB Atlanta stock of $3.2 million and $5.1 million at March 31, 2021 and December 31, 2020, respectively. Dividends recorded on this restricted stock were $37 thousand and $64 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Liquidity and Capital Resources
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2021, the Bank had $844.7 million in highly liquid assets, which consisted of $65.6 million in interest-bearing deposits in other financial institutions, $110.6 million in FRB Excess Reserves, $626.3 million in unpledged securities, $32.7 million in mortgage loans held-for-sale and $9.4 million in loans held-for-sale in connection with sale of Bank branches. This resulted in highly liquid assets to total assets ratio of 20.4% at March 31, 2021.
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Cash and Due From Banks	$48,108	$38,535
Interest-bearing Deposits in Other Financial Institutions	60,415	39,954
Federal Reserve Bank Excess Reserves	110,631	163,453
Unpledged Investment Securities	626,285	632,724
Excess Pledged Securities	22,863	7,857
FHLB Borrowing Availability	506,105	510,533
Unsecured Lines of Credit	145,000	145,000
Total Liquidity Sources	$1,519,407	$1,538,056
Regulatory Capital Requirements
Total shareholders’ equity decreased by $52.3 million to $387.9 million at March 31, 2021 compared to $440.2 million at December 31, 2020. The decrease was primarily due to the $50.7 million cumulative-effect adjustment related to the adoption of Topic 326, a $11.1 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities partially offset by net income of $9.4 million. The remaining difference is related to stock-based compensation during the three months ended March 31, 2021.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions category.
At March 31, 2021, the Bank continues to maintain its capital position with a leverage ratio of 10.17% as compared to the regulatory guideline of 5.0% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 12.88% compared to the regulatory guideline of 6.5% to be well-capitalized. the Bank’s risk-based Tier 1 and Total Capital ratios were 12.88% and 14.14%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.0% and 10.0%, respectively. We believe that we have the ability to raise additional capital, if necessary.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”) became effective on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, we must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year and was 2.5% on January 1, 2019. Management believes as of March 31, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which we are subject and satisfied the applicable capital conservation buffer requirements.
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Adequately Capitalized	Well Capitalized	March 31, 2021		December 31, 2020
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	421,355	10.16%	$424,453	10.26%
Common Equity Tier 1 (to Risk-weighted Assets)	4.50%	NA	421,355	12.88%	424,453	13.08%
Tier 1 Capital (to Risk-weighted Assets)	6.00%	NA	421,355	12.88%	424,453	13.08%
Total Capital (to Risk-weighted Assets)	8.00%	NA	462,617	14.14%	465,198	14.33%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	421,048	10.15%	423,832	10.24%
Common Equity Tier 1 (to Risk-weighted Assets)	4.50%	6.50%	421,048	12.87%	423,832	13.06%
Tier 1 Capital (to Risk-weighted Assets)	6.00%	8.00%	421,048	12.87%	423,832	13.06%
Total Capital (to Risk-weighted Assets)	8.00%	10.00%	462,310	14.13%	464,578	14.31%
The Company was incorporated on October 7, 2020, by and at the direction of the Board of Directors of the Bank, for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company pursuant to a corporate reorganization transaction (the “Reorganization”). The Reorganization was completed on November 20, 2020 pursuant to an Agreement and Plan of Reorganization among the Bank, the Company and CBT Merger Sub, Inc, and the Bank survived the Reorganization as a wholly-owned subsidiary of the Company. In the Reorganization, each of the outstanding shares of the Bank’s common stock was converted into and exchanged for one newly issued share of the Company’s common stock.
In December 2018, the Office of the Comptroller of the Currency, (the “OCC”), the FRB, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, the regulators issued interim final rule (“IFR”), “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL effective January 1, 2021 and elected to implement the capital transition relief over the permissible three-year period.
Contractual Obligations
As of March 31, 2021, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Net interest income rate shock simulation results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static and growth balance sheet. A static balance sheet is a no growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market and savings) and changes in the prepayment behavior of loans and securities with optionality. Our policy guidelines limit the change in pretax net interest income over a 12-month horizon using rate shocks of +/- 100, 200, 300 and 400 basis points. We have temporarily suspended the -100, -200, -300 and -400 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to net interest income when evaluating the -100, -200, -300 and -400 basis point rate shock scenarios does not provide meaningful insight into our interest rate risk position.
In order to monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300 and 400 basis points. We have also temporarily suspended the EVE -100, -200, -300 and -400 basis point scenarios in 2020 and 2021 due to the low interest rate environment.

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The following tables reflect the net interest income rate shock analyses and EVE analyses results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by management.

	March 31, 2021		December 31, 2020
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
400	39.8%	20.4%	39.6%	20.1%
300	30.8%	17.3%	30.7%	17.5%
200	21.4%	13.4%	21.1%	13.8%
100	10.7%	7.6%	10.7%	8.1%
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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Although the timing and outcome of these legal and administrative proceedings and claims cannot be predicted with certainty, based on information presently available and after consultation with legal counsel, management does not believe that the disposition of such proceedings or claims will have a material adverse effect on our business, consolidated financial position, or results of operations. As of March 31, 2021, no material legal proceedings were pending or threatened against the Company.
ITEM 1A – RISK FACTORS
As of March 31, 2021, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2020 Annual Report on Form 10-K.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
None.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION (continued)
ITEM 6 - EXHIBITS
Exhibits:

3.1	Articles of Incorporation of Carter Bankshares, Inc., effective October 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.2	Bylaws of Carter Bankshares, Inc., as adopted October 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

2.1	Agreement and Plan of Reorganization by and among Carter Bank & Trust, Cater Bankshares, Inc. and CBT Merger Sub, Inc. dated November 9, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

10.8	Carter Bankshares, Inc. Amended and Restated Annual Incentive Plan, as amended and restated February 18, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350 (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER BANKSHARES, INC. (Registrant)

Date: May 7, 2021	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)