Form 10-Q
period 2021-06-30
Carter Bankshares, Inc.
filed 2021-08-05
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2021 there were 26,466,748 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	June 30, 2021 (unaudited)	December 31, 2020 (audited)
ASSETS
Cash and Due From Banks	$41,850	$38,535
Interest-Bearing Deposits in Other Financial Institutions	72,538	39,954
Federal Reserve Bank Excess Reserves	102,263	163,453
Total Cash and Cash Equivalents	216,651	241,942
Securities Available-for-Sale, at Fair Value	843,538	778,679
Loans Held-for-Sale	9,311	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	9,835
Portfolio Loans	2,916,654	2,947,170
Allowance for Credit Losses	(109,319)	(54,074)
Portfolio Loans, net	2,807,335	2,893,096
Bank Premises and Equipment, net	73,301	85,307
Bank Premises and Equipment, Held-for-Sale, net	—	2,293
Other Real Estate Owned, net	21,250	15,722
Federal Home Loan Bank Stock, at Cost	3,215	5,093
Bank Owned Life Insurance	54,679	53,997
Other Assets	91,233	67,778
Total Assets	$4,120,513	$4,179,179

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$720,231	$699,229
Interest-Bearing Demand	414,677	366,201
Money Market	405,962	294,229
Savings	661,303	625,482
Certificates of Deposit	1,457,168	1,614,770
Deposits Held-for-Assumption in Connection with Sale of Bank Branches	—	84,717
Total Deposits	3,659,341	3,684,628
Federal Home Loan Bank Borrowings	30,000	35,000
Other Liabilities	32,064	19,377
Total Liabilities	3,721,405	3,739,005

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares Outstanding 26,466,748 at June 30, 2021 and 26,385,041 at December 31, 2020	26,467	26,385
Additional Paid-in Capital	143,874	143,457
Retained Earnings	218,692	254,611
Accumulated Other Comprehensive Income	10,075	15,721
Total Shareholders’ Equity	399,108	440,174
Total Liabilities and Shareholders’ Equity	$4,120,513	$4,179,179
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees
Taxable	$28,417	$29,577	$56,562	$60,374
Non-Taxable	1,237	2,024	2,649	4,126
Investment Securities
Taxable	3,138	3,594	6,125	8,096
Non-Taxable	215	329	541	490
FRB Excess Reserves	33	26	59	162
Interest on Bank Deposits	23	—	47	74
Dividend Income	31	67	68	131
Total Interest Income	33,094	35,617	66,051	73,453
Interest Expense
Interest Expense on Deposits	5,760	9,237	12,055	19,732
Interest Expense on Federal Funds Purchased	—	—	—	1
Interest on Other Borrowings	131	118	264	194
Total Interest Expense	5,891	9,355	12,319	19,927
NET INTEREST INCOME	27,203	26,262	53,732	53,526
Provision for Credit Losses	967	5,473	2,824	10,271
Provision for Unfunded Commitments	(603)	—	(885)	—
Net Interest Income After Provision for Credit Losses	26,839	20,789	51,793	43,255
NONINTEREST INCOME
Gain on Sales of Securities, net	1,499	2,321	5,109	3,535
Service Charges, Commissions and Fees	1,489	190	3,298	1,840
Debit Card Interchange Fees	1,874	1,468	3,705	2,711
Insurance Commissions	378	332	672	1,641
Bank Owned Life Insurance Income	342	350	682	703
Gains on Sales of Other Real Estate Owned, net	—	137	—	—
Other Real Estate Owned Income	4	82	75	221
Commercial Loan Swap Fee Income	742	1,125	961	1,548
Other	910	196	1,688	817
Total Noninterest Income	7,238	6,201	16,190	13,016
NONINTEREST EXPENSE
Salaries and Employee Benefits	13,686	12,489	26,268	26,070
Occupancy Expense, net	3,451	3,415	6,965	6,664
FDIC Insurance Expense	657	537	1,300	1,081
Other Taxes	718	788	1,480	1,534
Advertising Expense	220	394	390	1,006
Telephone Expense	588	573	1,188	1,147
Professional and Legal Fees	1,440	1,399	2,664	1,836
Data Processing	954	595	1,875	1,081
Losses on Sales and Write-downs of Other Real Estate Owned, net	2,603	—	2,815	52
Losses on Sales and Write-downs on Bank Premises, net	64	59	107	71
Debit Card Expense	713	671	1,345	1,225
Tax Credit Amortization	427	272	854	544
Unfunded Loan Commitment Expense	—	(383)	—	599
Other Real Estate Owned Expense	142	177	196	317
Other	2,096	2,037	3,917	4,407
Total Noninterest Expense	27,759	23,023	51,364	47,634
Income Before Income Taxes	6,318	3,967	16,619	8,637
Income Tax Provision (Benefit)	886	(488)	1,812	(241)
Net Income	$5,432	$4,455	$14,807	$8,878

Earnings per Common Share
Basic Earnings per Common Share	$0.21	$0.17	$0.56	$0.34
Diluted Earnings per Common Share	$0.21	$0.17	$0.56	$0.34
Average Shares Outstanding – Basic & Diluted	26,344,104	26,296,429	26,314,943	26,285,275
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Net Income	$5,432	$4,455	$14,807	$8,878
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Securities Available-for-Sale:
Net Unrealized Gains (Losses) Arising during the Period	8,456	14,422	(2,038)	16,426
Reclassification Adjustment for Gains included in Net Income	(1,499)	(2,321)	(5,109)	(3,535)
Tax Effect	(1,461)	(2,541)	1,501	(2,707)
Net Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)	5,496	9,560	(5,646)	10,184
Other Comprehensive Income (Loss)	5,496	9,560	(5,646)	10,184
Comprehensive Income	$10,928	$14,015	$9,161	$19,062
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2021	$26,468	$143,582	$213,260	$4,579	$387,889
Net Income	—	—	5,432	—	5,432
Other Comprehensive Income, Net of Tax	—	—	—	5,496	5,496
Recognition of Restricted Stock Compensation Expense	—	291	—	—	291
Forfeitures of Restricted Stock (783 shares)	(1)	1	—	—	—
Balance at June 30, 2021	$26,467	$143,874	$218,692	$10,075	$399,108

	Three Months Ended June 30, 2020
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance March 31, 2020	$26,386	$142,792	$304,892	$751	$474,821
Net Income	—	—	4,455	—	4,455
Other Comprehensive Income, Net of Tax	—	—	—	9,560	9,560
Recognition of Restricted Stock Compensation Expense	—	223	—	—	223
Forfeitures of Restricted Stock (384 shares)	(1)	1	—	—	—
Balance at June 30, 2020	$26,385	$143,016	$309,347	$10,311	$489,059

	Six Months Ended June 30, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Net Income	—	—	14,807	—	14,807
Cumulative Effect for Adoption of Credit Losses	—	—	(50,726)	—	(50,726)
Other Comprehensive Loss, Net of Tax	—	—	—	(5,646)	(5,646)
Recognition of Restricted Stock Compensation Expense	—	499	—	—	499
Forfeitures of Restricted Stock (783 shares)	(1)	1	—	—	—
Issuance of Restricted Stock (82,490 shares)	83	(83)	—	—	—
Balance at June 30, 2021	$26,467	$143,874	$218,692	$10,075	$399,108

	Six Months Ended June 30, 2020
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2019	$26,334	$142,492	$304,158	$127	$473,111
Net Income	—	—	8,878	—	8,878
Other Comprehensive Income, Net of Tax	—	—	—	10,184	10,184
Dividends Declared ($0.14 per share)	—	—	(3,689)	—	(3,689)
Recognition of Restricted Stock Compensation Expense	—	575	—	—	575
Forfeitures of Restricted Stock (2,484 shares)	(3)	3	—	—	—
Issuance of Restricted Stock (53,056 shares)	54	(54)	—	—	—
Balance at June 30, 2020	$26,385	$143,016	$309,347	$10,311	$489,059
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Thousands)	2021	2020
Net Income	$14,807	$8,878
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses	1,939	10,271
Origination of Loans Held-for-Sale	(414,780)	(266,307)
Proceeds From Loans Held-for-Sale	431,090	276,740
Depreciation/Amortization of Bank Premises and Equipment	3,113	3,016
Provision (Benefit) for Deferred Taxes	1,999	(1,159)
Net Amortization of Securities	1,879	1,724
Tax Credit Amortization	854	544
Gains on Sales of Mortgage Loans Held-for-Sale	(184)	(64)
Gains on Sales of Securities, net	(5,109)	(3,535)
Write-downs of Other Real Estate Owned	3,211	70
Gains on Sales of Other Real Estate Owned, Net	(396)	(18)
Losses on Sales and Write-downs of Bank Premises	107	71
Premiums on Branch Sales	(506)	—
Increase in the Value of Life Insurance Contracts	(682)	(703)
Recognition of Restricted Stock Compensation Expense	499	575
Increase in Other Assets	(8,957)	(20,138)
Decrease in Other Liabilities	(5,447)	(1,010)
Net Cash Provided By Operating Activities	23,437	8,955
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	108,300	96,669
Proceeds from Maturities, Redemptions, and Pay-downs	52,183	43,534
Purchases	(215,175)	(128,688)
Purchase of Bank Premises and Equipment, Net	(3,248)	(6,873)
Net Cash Paid in Branch Sales	(73,923)	—
Purchase of Federal Home Loan Bank Stock	—	(1,062)
Redemption of Federal Home Loan Bank Stock	1,878	82
Loan Originations and Payments, net	28,891	(74,912)
Payments Received on Other Real Estate Owned	230	245
Other Real Estate Owned Improvements	—	(19)
Proceeds from Sales and Payments of Other Real Estate Owned	3,440	1,742
Net Cash Used In Investing Activities	(97,424)	(69,282)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	217,745	237,083
Decrease in Certificates of Deposits	(164,049)	(134,621)
(Payments) Proceeds from Federal Home Loan Bank Borrowings	(5,000)	25,000
Cash Dividends Paid	—	(3,689)
Net Cash (Used In) Provided by Financing Activities	48,696	123,773
Net (Decrease) Increase in Cash and Cash Equivalents	(25,291)	63,446
Cash and Cash Equivalents at Beginning of Period	241,942	125,812
Cash and Cash Equivalents at End of Period	$216,651	$189,258

SUPPLEMENTARY DATA
Cash Interest Paid	$12,759	$20,272
Cash Paid for Income Taxes	820	240
Transfer from Loans to Other Real Estate Owned	—	707
Transfer from Fixed Assets to Other Real Estate Owned	12,013	235
Security (Purchases) Settled in Subsequent Period	(14,084)	(3,225)
Right-of-use Asset Recorded in Exchange for Lease Liabilities	$2,027	$—
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
Reorganization: The Company was incorporated on October 7, 2020, by and at the direction of the board of directors of the Bank, for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company pursuant to a corporate reorganization transaction (the “Reorganization”). The Reorganization was completed on November 20, 2020 pursuant to an Agreement and Plan of Reorganization among the Bank, the Company and CBT Merger Sub, Inc., and the Bank survived the Reorganization as a wholly-owned subsidiary of the Company. In the Reorganization, each of the outstanding shares of the Bank’s common stock was converted into and exchanged for one newly issued share of the Company’s common stock.
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
Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and the Bank. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material effect on the Company and the Bank. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance continue to be implemented and most are subject to implementing regulations, many of which continue to be refined by federal banking agencies. The Company and the Bank continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
Paycheck Protection Program (“PPP”)
PPP is a program administered as part of the Small Business Administration’s (“SBA”) 7-A loan program. The PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. Initially, $349 billion was approved and designated for the PPP in order for the SBA to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Bank became an approved SBA 7-A lender in the second quarter of 2020. We participated in the initial round of funding through a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for the PPP in April 2020, the Bank opted to set up an internal, automated loan process utilizing its core system provider.
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
Troubled Debt Restructurings (“TDRs”) and Loan Modifications for Affected Borrowers
The CARES Act permits banks to suspend requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The provisions of the CARES Act dealing with temporary relief related to TDRs were extended pursuant to the CAA which was signed into law on December 27, 2020. The CAA extended the “applicable” period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by the COVID-19 pandemic and to assure banks that they will not be criticized by examiners for making such modifications. The Bank is currently applying this guidance to qualifying loan modifications.
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
Newly Adopted Pronouncements in 2021: In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing guidance. The amendments in this ASU became effective on January 1, 2021 and did not have any material impact on our consolidated financial statements.
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
The Company elected to take advantage of Section 4014 of the CARES Act provision to temporarily delay adoption of the CECL methodology. The Company was subject to the adoption of the CECL accounting method under FASB ASU 2016-03

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
and related amendments, Financial Instruments – Credit Losses (Topic 326). The CARES Act allowed companies to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020 which was later extended to January 1, 2022. The Company adopted the CECL accounting method as of January 1, 2021 as allowed under the provisions of the CARES Act. The Bank’s CECL Committee, which includes members from Credit Administration, Accounting/Finance, Risk Management and Internal Audit, has oversight by the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer. We engaged a third-party to assist us in developing our CECL model and to assist with evaluation of data and methodologies related to this standard.
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
In addition, Topic 326 amends the accounting for credit losses on certain debt securities. The Company did not record any allowance for credit losses (“ACL”) on its debt securities as a result of adopting Topic 326.
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
In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 5 – Allowance for Credit Losses for further discussion of these portfolio segments. Our new segmentation breaks out Other loans from our original loan segments: Commercial Real Estate (“CRE”), Commercial and Industrial (“C&I”), Residential Mortgages and Construction. Other loans include unique risk attributes considered inconsistent with current underwriting standards. The Company recorded a net decrease to retained earnings of $50.7 million as of January 1, 2021 for the cumulative effect of adopting Topic 326.
The following table illustrates the impact of Topic 326:

	January 1, 2021
(Dollars in Thousands)	As Reported Under Topic 326	Pre Topic 326	Impact of Topic 326 Adoption
Assets
Allowance for Credit Losses on Loans
Commercial Real Estate	$41,458	$34,871	$6,587
Commercial and Industrial	4,071	2,692	1,379
Obligations of States and Political Subdivisions	951	951	—
Residential Mortgages	5,356	2,000	3,356
Other Consumer	1,602	2,479	(877)
Construction	6,277	6,357	(80)
Other	56,001	4,724	51,277
Allowance for Credit Losses on Loans	$115,716	$54,074	$61,642
Assets:
Total Loans Held for Investments, net	$2,831,454	$2,893,096	$61,642
Net deferred tax asset	21,413	7,589	13,824
Liabilities:
Life-of-loss Reserve on Unfunded Loan Commitments	3,052	144	2,908
Equity:
Retained Earnings	$203,885	$254,611	$(50,726)
The adoption of Topic 326 resulted in a Day 1 adjustment of $64.5 million, including an increase to our ACL of $61.6 million and a $2.9 million life-of-loss reserve on our unfunded loan commitments recorded in other liabilities on our

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
Consolidated Balance Sheets on January 1, 2021. As of January 1, 2021, the Company recorded a cumulative-effect adjustment of $50.7 million to decrease retained earnings related to the adoption of Topic 326.
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
Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable. Individually evaluated loans, not specifically analyzed, reside in the Quantitative Analysis.
Quantitative Analysis. The Company elected to use Discounted Cash Flow (“DCF”). Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long-term average and utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to, the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective. At Day 1 adoption of CECL, current expected losses of $10.2 million were recorded due to economic uncertainties related to the Company's hospitality portfolio. Between the Day 1 CECL model and the model ended June 30, 2021, additional current expected losses of $1.5 million were recognized, which

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
resulted in a total current expected loss balance of $11.7 million as of June 30, 2021. Certain hospitality loans exhibit more than expected deterioration and the risk rating has been downgraded to non-pass to reflect the increased risk.
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the Incurred Loss model. With the adoption of CECL, management elected to evaluate certain loans based on shared but unique risk attributes. The loans included in the Other segment of the model were underwritten and approved based on standards that are inconsistent with our current underwriting standards. The model for the Other segment was developed with subjective assumptions that may cause volatility driven by the following key factors: prepayment speeds, timing of contractual payments, discount rate, as well as other factors. The discount rate is reflective of the inherit risk in the Other segment. A significant change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively makes adjustments as needed. The analysis applied to this pool resulted in an increase in reserves of $51.3 million and is disclosed in the Other segment in the table above.
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
The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, except share and per share data)	2021	2020	2021	2020
Numerator for Earnings per Share – Basic and Diluted
Net Income	$5,432	$4,455	$14,807	$8,878
Less: Income allocated to participating shares	25	15	69	30
Net Income Allocated to Common Shareholders	$5,407	$4,440	$14,738	$8,848

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	26,466,922	26,384,957	26,437,761	26,373,803
Less: Average Participating Securities	122,818	88,528	122,818	88,528
Weighted Average Common Shares Outstanding	26,344,104	26,296,429	26,314,943	26,285,275

Earnings per Common Share – Basic	$0.21	$0.17	$0.56	$0.34
Earnings per Common Share – Diluted	$0.21	$0.17	$0.56	$0.34
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	June 30, 2021
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$4,438	$27	$(25)	$4,440
U.S. Government Agency Securities	3,445	32	—	3,477
Residential Mortgage-Backed Securities	62,074	276	(456)	61,894
Commercial Mortgage-Backed Securities	2,134	111	—	2,245
Asset Backed Securities	137,926	816	(536)	138,206
Collateralized Mortgage Obligations	255,808	4,407	(405)	259,810
Small Business Administration	102,392	941	(659)	102,674
States and Political Subdivisions	221,818	8,544	(628)	229,734
Corporate Notes	40,750	382	(74)	41,058
Total Debt Securities	$830,785	$15,536	$(2,783)	$843,538

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2020
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential Mortgage-Backed Securities	$44,057	$1,008	$(341)	$44,724
Commercial Mortgage-Backed Securities	5,194	253	—	5,447
Asset Backed Securities	133,672	884	(999)	133,557
Collateralized Mortgage Obligations	212,751	6,007	(399)	218,359
Small Business Administration	99,604	346	(805)	99,145
States and Political Subdivisions	239,251	13,490	(119)	252,622
Corporate Notes	24,250	582	(7)	24,825
Total Debt Securities	$758,779	$22,570	$(2,670)	$778,679
The Company did not have securities classified as held-to-maturity at June 30, 2021 or December 31, 2020.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Proceeds from Sales of Securities Available-for-Sale	$43,430	$42,167	$108,300	$96,669

Gross Realized Gains	$1,565	$2,354	$5,194	$3,571
Gross Realized Losses	(66)	(33)	(85)	(36)
Net Realized Gains	1,499	2,321	5,109	3,535
Tax Impact	$318	$487	$1,076	$742
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

	June 30, 2021
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$1,157	$1,164
Due after One Year through Five Years	3,492	3,519
Due after Five Years through Ten Years	166,435	168,538
Due after Ten Years	201,759	208,162
Residential Mortgage-Backed Securities	62,074	61,894
Commercial Mortgage-Backed Securities	2,134	2,245
Collateralized Mortgage Obligations	255,808	259,810
Asset Backed Securities	137,926	138,206
Total Debt Securities	$830,785	$843,538
At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $145.9 million at June 30, 2021 and $146.0 million at December 31, 2020.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	1	$2,430	$(25)	—	$—	$—	1	$2,430	$(25)
Residential Mortgage-Backed Securities	13	39,144	(454)	3	27	(2)	16	39,171	(456)
Asset Backed Securities	9	21,883	(100)	20	41,153	(436)	29	63,036	(536)
Collateralized Mortgage Obligations	12	37,980	(257)	8	18,538	(148)	20	56,518	(405)
Small Business Administration	5	7,885	(196)	58	26,895	(463)	63	34,780	(659)
States and Political Subdivisions	27	34,467	(602)	2	696	(26)	29	35,163	(628)
Corporate Notes	5	12,426	(74)	—	—	—	5	12,426	(74)
Total Debt Securities	72	$156,215	$(1,708)	91	$87,309	$(1,075)	163	$243,524	$(2,783)

	December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Residential Mortgage-Backed Securities	7	$21,109	$(339)	3	$40	$(2)	10	$21,149	$(341)
Asset Backed Securities	11	23,653	(219)	27	61,599	(780)	38	85,252	(999)
Collateralized Mortgage Obligations	13	48,318	(212)	14	38,615	(187)	27	86,933	(399)
Small Business Administration	7	10,444	(53)	73	47,371	(752)	80	57,815	(805)
States and Political Subdivisions	12	12,558	(119)	—	—	—	12	12,558	(119)
Corporate Notes	1	2,493	(7)	—	—	—	1	2,493	(7)
Total Debt Securities	51	$118,575	$(949)	117	$147,625	$(1,721)	168	$266,200	$(2,670)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an ACL on its investment securities during the quarter ended June 30, 2021 as the Company did not have securities classified as held-to-maturity at June 30, 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
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
As of June 30, 2021 and December 31, 2020, no OTTI has been identified for any investment securities in our portfolio. We do not believe any individual unrealized loss as of June 30, 2021 represents an OTTI. At June 30, 2021, there were 163 securities in an unrealized loss position and at December 31, 2020, there were 168 securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We generally do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Commercial
Commercial Real Estate	$1,337,792	$1,453,799
Commercial and Industrial	413,842	557,164
Total Commercial Loans	1,751,634	2,010,963
Consumer
Residential Mortgages	425,642	472,170
Other Consumer	43,336	57,647
Total Consumer Loans	468,978	529,817
Construction	320,885	406,390
Other (1)	375,157	—
Total Portfolio Loans	$2,916,654	$2,947,170
Loans Held-for-Sale	$9,311	$25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	$—	$9,835
Total Loans	$2,925,965	$2,982,442
(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, this risk is mitigated by reviewing the relevant economic indicators and internal risk rating trends of the loans in these segments. The Company has specific loan segment limits in its loan policy. Total commercial real estate balances should not exceed the combination of 300% of total risk-based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk-based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio. In addition, there are specific limits in place for various categories of real estate loans with regards to loan-to-value ratios, loan terms, and amortization periods. We also have policy limits on loan-to-cost for construction projects.
Unsecured loans pose higher risk for the Company due to the lack of a well-defined secondary source of repayment. Commercial unsecured loans are reserved for the best quality customers with well-established businesses, operate with low financial and operating leverage. The repayment capacity of the borrower should exceed the policy and guidelines for secured loans. If the borrower is unable to comply with this requirement and the Company is willing to renew the credit facility, the line should be secured and/or begin amortization.
The Company provided deferrals to customers under Section 4013 of the CARES Act and regulatory interagency statements on loan modifications, which suspends the requirement to categorize these deferrals as TDRs. The Part I program was launched in March 2020 and expired at the end of August 2020. The deferrals in Part I typically provided deferral of both principal and interest through the expiry. The Part II program was launched in July 2020 and expired at the end of December 2020. The deferrals in this program were needs based and required the collection of updated financial information and in certain situations, the validation of liquidity to support the business. Prior to the extension of the CARES Act, the Company launched the Part III program that offered borrowers in the Part II program an extension of deferrals through June 2021. Those borrowers who opted into the Part III program were required to provide monthly financial statements and remit payments on a quarterly basis based on excess cash flows, if any, up to their otherwise contractual payment. The majority of deferrals in the Part III program were principal only deferrals. At the end of the deferral period in Part III, which expired at June 30, 2021, for term loans, payments were applied to accrued interest first and resumed principal payments once accrued interest was current. Deferred principal is due at maturity. For interest only loans, such as lines of credit, deferred interest was due at maturity. The expiration of the Part III program as of June 30, 2021 marked the end of any payment deferral programs for the Company.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: CRE, C&I, Construction and Residential Mortgages. At March 31, 2021 related to the adoption of Topic 326, the initial break-out of other loans totaled $373.4 million consisting of loans that would otherwise have been included in the following loan segments: $136.3 million of CRE, $77.8 million of C&I, $49.6 million of Residential Mortgages and $109.7 million of Construction. This segment of loans includes unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to the Other loans segment, at adoption, resulted in an increase in current expected credit losses of $51.3 million.
Deferred costs and fees included in the portfolio balances above were $2.9 million and $3.0 million at June 30, 2021 and December 31, 2020, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $205 thousand and $219 thousand at June 30, 2021 and December 31, 2020, respectively.
Mortgage loans held-for-sale were $9.3 million and $25.4 million as of June 30, 2021 and December 31, 2020, respectively. In addition to mortgage loans held-for-sale, the Company had $9.8 million in loans held-for-sale in connection with the sale of bank branches at December 31, 2020, that closed in the second quarter of 2021.
Troubled Debt Restructurings (“TDR”)
The following table summarizes the Company’s TDRs as of the dates presented:

	June 30, 2021			December 31, 2020
(Dollars in Thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial
Commercial Real Estate	$6,107	$146	$6,253	$6,151	$21,667	$27,818
Commercial and Industrial	—	—	—	—	—	—
Total Commercial TDRs	6,107	146	6,253	6,151	21,667	27,818
Consumer
Residential Mortgages	—	—	—	50,618	—	50,618
Other Consumer	—	—	—	—	—	—
Total Consumer TDRs	—	—	—	50,618	—	50,618
Construction	541	3,071	3,612	52,481	3,319	55,800
Other	99,566	—	99,566	—	—	—
Total TDRs(1)	$106,214	$3,217	$109,431	$109,250	$24,986	$134,236
(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
In order to maximize the collection of loan balances, the Company evaluates troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. Loan modifications may be utilized when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. A loan is a TDR if both of the following exist: 1) the debtor is experiencing financial difficulties, and 2) a creditor has granted a concession to the debtor that it would not normally grant. Nonaccrual loans that are modified can be placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. As of June 30, 2021, there were minimal commitments to lend additional funds for loans identified as TDRs.
TDRs decreased $24.8 million, or 18.5% to $109.4 million at June 30, 2021 compared to December 31, 2020. The Company received $13.6 million and $16.6 million of pay-downs and had no new additions for the three and six months ended June 30, 2021, respectively. The $24.8 million of pay-downs included $8.2 million in charge-offs for the resolution of our two largest nonperforming credits. There were no new TDRs for the three and six months ended June 30, 2021. TDRs of $3.2 million and $25.0 million were nonaccrual as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, the Company modified no loans that constituted a TDR that had minimal commitments to lend additional funds. The Company had one consumer automobile loan modified as a TDR during the three and six months ended June 30, 2020. The customer was experiencing financial difficulties, but sold the vehicle and the proceeds from that sale were applied to the loan balance. The remaining balance was charged-off, but the loan has been re-amortized for the customer to repay the balance by the end of 2021.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
There were no TDR payment defaults during the three and six months ended June 30, 2021. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due. At June 30, 2021 and December 31, 2020, we had $3.2 million and $25.0 million, respectively, in loans modified as TDRs that had experienced a payment default subsequent to the rework date and were classified as nonperforming.
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
The following table presents nonperforming assets as of June 30, 2021 and December 31, 2020.

	Nonperforming Assets
(Dollars in Thousands)	June 30, 2021	December 31, 2020
Nonperforming Assets
Nonaccrual loans	$6,351	$7,018
Nonaccrual TDRs	3,217	24,986
Total Nonaccrual Loans	9,568	32,004
Other Real Estate Owned, or (“OREO”)	21,250	15,722
Total Nonperforming Assets	$30,818	$47,726
As of June 30, 2021 and December 31, 2020, we had $15 thousand and $67 thousand, respectively, of residential real estate in the process of foreclosure. We also had $57 thousand at June 30, 2021 and $109 thousand at December 31, 2020 in residential real estate included in OREO.
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level determined to be adequate to absorb current expected credit losses over the life of loans inherent in the loan portfolio as of the balance sheet date. Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. The Company develops and documents a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The segmentation in the CECL model is different from the segmentation in the Incurred Loss model. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
Residential Mortgages are loans secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residential mortgages, including purchase money mortgages. The primary source of repayment for these loans is the income of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
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
Other loans include unique risk attributes considered inconsistent with our current underwriting standards. The ACL reserve for the Other segment is based on a discounted cash flow methodology and reserves will fluctuate based on expected cash flow changes in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, and iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018. Our model is based on our best estimate of facts known with the most current information. Certain portions of the CECL model are inherently subjective and include, but are not limited to estimates with respect to: prepayment speeds, the timing of prepayments, potential losses given default, discount rates and the timing of future cash flows. Management utilizes widely published economic forecasts as the basis for the regression analysis used to estimate the probability of default in the baseline model. The peaks and troughs of these forecasts serve as guardrails for potential subjective adjustments. In addition to considering the outcomes based on the range of forecasts, management recognizes that the assumptions used in economic forecasts may not perfectly align with our market area, risk profile or unique attributes of our portfolio along with other important considerations. Severe changes in forecasts can also create significant variability and management must assess not only the absolute balance of reserves but also consider the appropriateness of the velocity of change. Therefore, management developed a framework to assess the tolerance and reasonableness of the CECL modeling process by challenging certain elements of the forecasts, when appropriate. These outcomes, known as “challenger models” provide opportunities to examine and subjectively adjust the CECL model output and are designed to be counter cyclical, thereby reducing variability.
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
•A sampling of Large Loan Relationships (“LLRs”) which are defined as loan relationships with aggregate exposure of at least $2.0 million that are not part of the top twenty review; and
•Concentration focus reviews of identified segments that represent concentration risk, represented by collateral types including but not limited to hospitality, multifamily and retail with the goal of examining patterns of loss history, document exceptions, policy exceptions and emerging trends in risk characteristics.
The Company’s internally assigned grades are as follows:
Pass – The Company uses six grades of pass. Generally, a pass rating indicates that the loan is currently performing and is of high quality.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of June 30, 2021:

	Risk Rating
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Pass	$58,201	$161,432	$196,469	$330,423	$118,980	$354,304	$52,651	$1,272,460
Special Mention	—	—	5,852	8,143	3,046	931	—	17,972
Substandard	230	—	471	4,553	34,889	7,217	—	47,360
Total Commercial Real Estate	$58,431	$161,432	$202,792	$343,119	$156,915	$362,452	$52,651	$1,337,792
Commercial and Industrial
Pass	$25,615	$58,536	$14,819	$37,315	$23,016	$241,028	$12,815	$413,144
Special Mention	—	10	—	13	—	—	—	23
Substandard	—	—	455	220	—	—	—	675
Total Commercial and Industrial	$25,615	$58,546	$15,274	$37,548	$23,016	$241,028	$12,815	$413,842
Residential Mortgages
Pass	$74,684	$98,690	$79,166	$95,260	$8,937	$53,540	$10,896	$421,173
Special Mention	—	—	—	—	—	570	—	570
Substandard	—	—	1,193	822	225	1,659	—	3,899
Total Residential Mortgages	$74,684	$98,690	$80,359	$96,082	$9,162	$55,769	$10,896	$425,642
Other Consumer
Pass	$4,314	$13,420	$1,803	$794	$272	$22,268	$341	$43,212
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	19	1	68	36	—	—	124
Total Other Consumer	$4,314	$13,439	$1,804	$862	$308	$22,268	$341	$43,336
Construction
Pass	$75,794	$104,595	$85,487	$10,913	$16,658	$4,337	$17,172	$314,956
Special Mention	—	—	179	—	—	442	—	621
Substandard	—	107	3,223	97	1,741	140	—	5,308
Total Construction	$75,794	$104,702	$88,889	$11,010	$18,399	$4,919	$17,172	$320,885
Other
Pass	$—	$—	$—	$—	$—	$4,659	$219	$4,878
Special Mention	—	—	—	—	122,895	61,651	—	184,546
Substandard	—	—	—	88,345	48,524	48,864	—	185,733
Total Other Loans	$—	$—	$—	$88,345	$171,419	$115,174	$219	$375,157
Total Portfolio Loans
Pass	$238,608	$436,673	$377,744	$474,705	$167,863	$680,136	$94,094	$2,469,823
Special Mention	—	10	6,031	8,156	125,941	63,594	—	203,732
Substandard	230	126	5,343	94,105	85,415	57,880	—	243,099
Total Portfolio Loans	$238,838	$436,809	$389,118	$576,966	$379,219	$801,610	$94,094	$2,916,654

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of June 30, 2021.

(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Performing	$58,201	$161,432	$202,321	$343,119	$156,915	$362,375	$52,651	$1,337,014
Nonperforming	230	—	471	—	—	77	—	778
Total Commercial Real Estate	$58,431	$161,432	$202,792	$343,119	$156,915	$362,452	$52,651	$1,337,792
Commercial and Industrial
Performing	$25,615	$58,546	$14,820	$37,328	$23,016	$241,028	$12,815	$413,168
Nonperforming	—	—	454	220	—	—	—	674
Total Commercial and Industrial	$25,615	$58,546	$15,274	$37,548	$23,016	$241,028	$12,815	$413,842
Residential Mortgages
Performing	$74,684	$98,690	$79,165	$95,727	$8,937	$54,702	$10,896	$422,801
Nonperforming	—	—	1,194	355	225	1,067	—	2,841
Total Residential Mortgages	$74,684	$98,690	$80,359	$96,082	$9,162	$55,769	$10,896	$425,642
Other Consumer
Performing	$4,314	$13,427	$1,804	$794	$298	$22,268	$341	$43,246
Nonperforming	—	12	—	68	10	—	—	90
Total Other Consumer	$4,314	$13,439	$1,804	$862	$308	$22,268	$341	$43,336
Construction
Performing	$75,794	$104,595	$85,666	$11,010	$16,658	$4,805	$17,172	$315,700
Nonperforming	—	107	3,223	—	1,741	114	—	5,185
Total Construction	$75,794	$104,702	$88,889	$11,010	$18,399	$4,919	$17,172	$320,885
Other
Performing	$—	$—	$—	$88,345	$171,419	$115,174	$219	$375,157
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$88,345	$171,419	$115,174	$219	$375,157
Total Portfolio Loans
Performing	$238,608	$436,690	$383,776	$576,323	$377,243	$800,352	$94,094	$2,907,086
Nonperforming	230	119	5,342	643	1,976	1,258	—	9,568
Total Portfolio Loans	$238,838	$436,809	$389,118	$576,966	$379,219	$801,610	$94,094	$2,916,654

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the aging of the amortized cost basis in past due loans for our portfolio segments as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,331,082	$80	$5,852	$5,932	$778	$1,337,792
Commercial and Industrial	413,044	31	93	124	674	413,842
Residential Mortgages	422,296	505	—	505	2,841	425,642
Other Consumer	42,919	207	120	327	90	43,336
Construction	315,684	16	—	16	5,185	320,885
Other	375,157	—	—	—	—	375,157
Total (1)	$2,900,182	$839	$6,065	$6,904	$9,568	$2,916,654
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
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan as of June 30, 2021. For the three and six months ended June 30, 2021, the amount of interest income on nonaccrual loans was immaterial. There were no loans at June 30, 2021 that were past due more than 90 days and still accruing.

	June 30, 2021
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$21,891	$778	$146	$—
Commercial and Industrial	456	674	—	—
Residential Mortgages	4,135	2,841	—	—
Other Consumer	184	90	—	—
Construction	5,331	5,185	3,073	—
Other	—	—	—	—
Total Portfolio Loans	$31,997	$9,568	$3,219	$—
A loan is considered impaired when it is transferred to nonaccrual status, or remains on accrual status but is considered a TDR. Impaired loans with a commitment of $1.0 million or more are individually evaluated. During the three and six months ended June 30, 2021, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the amortized cost basis of individually evaluated loans as of June 30, 2021. Changes in the fair value of the collateral for individually evaluated loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

June 30, 2021
Type of Collateral
(Dollars in Thousands)	Real Estate
Commercial Real Estate	$3,208
Commercial and Industrial	—
Residential Mortgages	—
Other Consumer	—
Construction	4,811
Other	—
Total	$8,019
The following table presents activity in the ACL and ALL for the three and six months ended June 30, 2021 and June 30, 2020, respectively:

	Three Months Ended June 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$42,342	$4,905	$5,171	$1,347	$7,106	$56,001	$116,872
Provision for Credit Losses on Loans	(6,103)	(185)	217	269	1,039	5,730	967
Charge-offs	(8,238)	(7)	(22)	(539)	—	—	(8,806)
Recoveries	140	1	1	144	—	—	286
Net (Charge-offs) / Recoveries	(8,098)	(6)	(21)	(395)	—	—	(8,520)
Balance at End of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319
(1) In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: CRE, C&I , residential mortgages and construction. The allowance balance at the beginning of period was reclassified to Other from their original loan segments: CRE, C&I, residential mortgages and construction to conform to current presentation.

	Six Months Ended June 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$34,871	$3,643	$2,000	$2,479	$6,357	$4,724	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	61,642
Provision for Credit Losses on Loans	(5,219)	(302)	61	747	1,807	5,730	2,824
Charge-offs	(8,238)	(8)	(217)	(1,409)	—	—	(9,872)
Recoveries	140	2	167	281	61	—	651
Net (Charge-offs) / Recoveries	(8,098)	(6)	(50)	(1,128)	61	—	(9,221)
Balance at End of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319
(1) In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: CRE, C&I , residential mortgages and construction. The allowance balance at the beginning of period was reclassified to Other from their original loan segments: CRE, C&I, residential mortgages and construction to conform to current presentation.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	Three Months Ended June 30, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Other Consumer	Total
Allowance for Loan Losses on Loans:
Balance at Beginning of Period	$26,073	$3,990	$7,334	$1,811	$3,734	$42,942
Provision for Loan Losses on Loans	2,513	848	1,043	390	679	5,473
Charge-offs	(40)	(8)	—	(15)	(1,094)	(1,157)
Recoveries	—	1	—	—	146	147
Net (Charge-offs) / Recoveries	(40)	(7)	—	(15)	(948)	(1,010)
Balance at End of Period	$28,546	$4,831	$8,377	$2,186	$3,465	$47,405

	Six Months Ended June 30, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Other Consumer	Total
Allowance for Loan Losses on Loans:
Balance at Beginning of Period	$24,706	$3,601	$5,420	$1,736	$3,299	$38,762
Provision for Loan Losses on Loans	3,173	1,274	2,957	470	2,397	10,271
Charge-offs	(40)	(46)	—	(20)	(2,621)	(2,727)
Recoveries	707	2	—	—	390	1,099
Net Recoveries / (Charge-offs)	667	(44)	—	(20)	(2,231)	(1,628)
Balance at End of Period	$28,546	$4,831	$8,377	$2,186	$3,465	$47,405
The adoption of Topic 326 resulted in an increase to our ACL of $61.6 million on January 1, 2021. The Day 1 model introduced a segmented pool of loans for discrete analysis. This segmented pool had an aggregate principal balance of $373.4 million at March 31, 2021, the initial break-out, and included unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this pool resulted in an increase in expected credit losses of $51.3 million, at adoption, and is disclosed in the Other segment in the 2021 tables below.
At December 31, 2020, the aforementioned Other segment within the probable incurred loss model included $102.5 million of impaired loans and the remaining $270.9 million were not impaired and remained in their respective segments. Based on the fair value of collateral, the specific reserves on the impaired loans totaled zero and the general reserves for the remainder of these loans totaled $4.7 million at December 31, 2020.
Our CECL methodology introduced a modified discounted cash flow methodology based on expected cash flow changes in the future for the Other segment. A significant population of the Other segment was not impaired under the probable incurred loss model and therefore not subject to a collateral dependent specific reserve analysis. For the population of the Other segment that was impaired under the incurred loss model, based on collateral values, the specific reserves totaled zero. Certain portions of the CECL model are inherently subjective and include, but are not limited to, estimates with respect to: prepayment speeds, the timing of prepayments, potential losses given default, discount rates and the timing of future cash flows. Management utilizes widely published economic forecasts as the basis for the regression analysis used to estimate the probability of default in the baseline model. The peaks and troughs of these forecasts serve as guardrails for potential subjective adjustments. In addition to considering the outcomes based on the range of forecasts, management recognizes that the assumptions used in economic forecasts may not perfectly align with our market area, risk profile or unique attributes of our portfolio along with other important considerations. Severe changes in forecasts can also create significant variability and management must assess not only the absolute balance of reserves but also consider the appropriateness of the velocity of change. Therefore, management developed a framework to assess the tolerance and reasonableness of the CECL modeling process by challenging certain elements of the forecasts, when appropriate. These outcomes, known as “challenger models,” provide opportunities to examine and subjectively adjust the CECL model output and are designed to be counter cyclical, thereby reducing variability. An expected credit loss of $56.0 million upon adoption, which is an increase from the $4.7 million under the probable incurred loss model, was established based on the discounted cash flow method with a discount rate, which was quantitatively adjusted.
The ACL increased $55.2 million to $109.3 million at June 30, 2021 compared to $54.1 million at December 31, 2020 primarily due to the Day 1 adoption of CECL of $61.6 million. In the first six months of 2021, adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to certain hospitality loans on deferral.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
Management reviews and analyzes the monthly operating statements of commercial clients in the deferral program. The recovery has not been as sharp as management had anticipated as observed in other hospitality credits. Hospitality loans on deferral at the end of Phase III of the deferral program, which expired on June 30, 2021, had an aggregate principal balances of $50.9 million, which resulted in a current expected credit loss of $11.7 million. The Day 1 model recognized the deterioration of loans with an aggregate principal balance of $42.8 million which resulted in current expected losses of $10.2 million as of January 1, 2021. Between the Day 1 model and the model ended June 30, 2021 a loan with a principal balance of $8.1 million experienced additional deterioration resulting in additional current expected losses of $1.5 million in the first quarter of 2021.
Included in the provision for unfunded commitments for the three and six months ended June 30, 2021 was a release of $0.6 million and $0.9 million for the life-of-loss reserve for unfunded commitments.
The following table presents the recorded investment in commercial loan classes by internally assigned risk ratings and loan classes by performing and nonperforming status as of June 30, 2021:

	June 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,272,460	$413,144	$421,173	$43,212	$314,956	$4,878	$2,469,823
Special Mention	17,972	23	570	—	621	184,546	203,732
Substandard	47,360	675	3,899	124	5,308	185,733	243,099
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,337,792	$413,842	$425,642	$43,336	$320,885	$375,157	$2,916,654

Performing	$1,337,014	$413,168	$422,801	$43,246	$315,700	$375,157	$2,907,086
Nonperforming	778	674	2,841	90	5,185	—	9,568
Total Portfolio Loans	$1,337,792	$413,842	$425,642	$43,336	$320,885	$375,157	$2,916,654
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the year-to-date average recorded investment and interest income recognized on individually evaluated loans for the three and six months ended June 30, 2020:

	June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
(Dollars in Thousands)	Average Investment on Impaired Loans	Interest Income Recognized	Interest Income Recognized
Loans without a Specific Valuation Allowance
Commercial Real Estate	$3,816	$32	$64
Construction	5,247	—	—
Residential Mortgages	—	—	—
Loans with a Specific Valuation Allowance
Commercial Real Estate	28,727	—	—
Commercial & Industrial	307	—	—
Construction	53,752	595	1,008
Residential Mortgages	52,099	428	1,048
Total by Category
Commercial Real Estate	32,543	32	64
Commercial & Industrial	307	—	—
Construction	58,999	595	1,008
Residential Mortgages	52,099	428	1,048
Total Impaired Loans	$143,948	$1,055	$2,120
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
The following are descriptions of the valuation methodologies used for financial instruments recorded at fair value on either a recurring or nonrecurring basis.
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
Nonrecurring Basis
Individually Evaluated Loans: Individually evaluated loans with an outstanding balance greater than or equal to $1.0 million are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All loans with a specific reserve are classified as Level 3 in the fair value hierarchy.
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
OREO
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. At June 30, 2021 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	June 30, 2021
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale	$843,538	$4,440	$825,418	$13,680
Derivatives	2,774	—	2,774	—
Total	$846,312	$4,440	$828,192	$13,680

Liabilities
Derivatives	$2,884	$—	$2,884	$—
Total	$2,884	$—	$2,884	$—

	December 31, 2020
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale	$778,679	$—	$768,316	$10,363
Derivatives	4,493	—	4,493	—
Total	$783,172	$—	$772,809	$10,363

Liabilities
Derivatives	$4,756	$—	$4,756	$—
Total	$4,756	$—	$4,756	$—
There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2021 or the year ended December 31, 2020.
We have invested in subordinated debt of other financial institutions. We have three securities totaling $13.7 million that are considered to be Level 3 securities at June 30, 2021 and two totaling $10.4 million at December 31, 2020. The change in the fair value of Level 3 securities available-for-sale from $10.4 million at December 31, 2020 to $13.7 million at June 30, 2021 is attributable to the calculated change in fair value as further detailed below as well as a new security in the second quarter of 2021 for $3.5 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
operations, and the institution’s core earnings ability, liquidity management platform and current on and off balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	June 30, 2021
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$21,250	$21,250
Individually Evaluated Loans	$—	$—	$2,928	$2,928

	December 31, 2020
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$15,722	$15,722
Impaired Loans	$—	$—	$10,919	$10,919
Individually evaluated loans had a net carrying amount of $2.9 million at June 30, 2021 with a valuation allowance of $1.9 million. Impaired loans had a net carrying amount of $10.9 million at December 31, 2020 with a valuation allowance of $15.3 million.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $21.3 million as of June 30, 2021, compared with $15.7 million at December 31, 2020. Write-downs of $3.2 million were recorded on OREO for the six months ended June 30, 2021 compared to $0.1 million for the same period in 2020.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	June 30, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$2,698	Discounted Appraisals	Estimated Selling Costs & Qualitative Adjustments	12.0 – 50.0%	20.8%
Individually Evaluated Loans	230	Discounted Appraisals	Estimated Selling Costs	20.9%	20.9%
Total Individually Evaluated Loans	$2,928

Other Real Estate Owned	$9,511	Appraisals	Estimated Selling Costs	6.0 – 10.0%	6.5%
Other Real Estate Owned	1,033	Discounted Cash Flow	Discount Rate	6.3%	6.3%
Other Real Estate Owned	1,469	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Other Real Estate Owned	9,237	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	0.0% – 50.7%	2.4%
Total Other Real Estate Owned	$21,250

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
The carrying values and estimated fair values of our financial instruments at June 30, 2021 and December 31, 2020 are presented in the following tables. Fair values for June 30, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
GAAP requires disclosure of fair value information about financial instruments carried at book value on the consolidated balance sheet. in cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)

		Fair Value Measurements at June 30, 2021
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$216,651	$41,850	$174,801	$—	$216,651
Securities Available-for-Sale	843,538	4,440	825,418	13,680	843,538
Loans Held-for-Sale	9,311	—	—	9,311	9,311
Portfolio Loans, net	2,807,335	—	—	2,768,885	2,768,885
Federal Home Loan Bank Stock, at Cost	3,215	—	—	NA	NA
Other Assets- Interest Rate Derivatives	2,774	—	2,774	—	2,774
Accrued Interest Receivable	31,619	17	2,998	28,604	31,619

Financial Liabilities:
Deposits	$3,659,341	$720,231	$1,481,942	$1,480,465	$3,682,638
Other Liabilities- Interest Rate Derivatives	2,884	—	2,884	—	2,884
FHLB Borrowings	30,000	—	—	30,198	30,198
Accrued Interest Payable	1,691	—	—	1,691	1,691

		Fair Value Measurements at December 31, 2020
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$241,942	$38,535	$203,407	$—	$241,942
Securities Available-for-Sale	778,679	—	768,316	10,363	778,679
Loans Held-for-Sale	25,437	—	—	25,437	25,437
Portfolio Loans, net	2,893,096	—	—	2,854,244	2,854,244
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	9,835	—	—	9,835	9,835
Federal Home Loan Bank Stock, at Cost	5,093	—	—	NA	NA
Other Assets- Interest Rate Derivatives	4,493	—	4,493	—	4,493
Accrued Interest Receivable	32,157	—	2,887	29,270	32,157

Financial Liabilities:
Deposits	$3,599,911	$699,229	$1,285,912	$1,640,587	$3,625,728
Deposits Held for Assumption in Connection with Sale of Bank Branches	84,717	9,506	18,699	56,512	84,717
Other Liabilities- Interest Rate Derivatives	4,756	—	4,756	—	4,756
FHLB Borrowings	35,000	—	—	35,461	35,461
Accrued Interest Payable	2,131	—	—	2,131	2,131
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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities for the periods presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	June 30, 2021			December 31, 2020
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	2	$327	$2	1	$151	$—
Interest Rate Swap Contracts – Commercial Loans	52	330,726	2,772	38	255,572	4,493
Total Derivatives not Designated as Hedging Instruments	54	$331,053	$2,774	39	$255,723	$4,493

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	June 30, 2021			December 31, 2020
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	2	$327	$2	1	$151	$—
Interest Rate Swap Contracts – Commercial Loans	52	330,726	2,882	38	255,572	4,756
Total Derivatives not Designated as Hedging Instruments	54	$331,053	$2,884	39	$255,723	$4,756
The following table indicates the income (loss) recognized in income on derivatives for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$2	$(5)	$2	$6
Forward Sale Contracts – Mortgage Loans	(2)	5	(2)	(6)
Interest Rate Swap Contracts – Commercial Loans	(276)	(108)	153	(199)
Total Derivative (Loss) Income	$(276)	$(108)	$153	$(199)
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$2,772	$4,493	$2,882	$4,756
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	2,772	4,493	2,882	4,756
Gross Amounts Not Offset (1)	—	—	(1,310)	(5,220)
Net Amount	$2,772	$4,493	$1,572	$(464)
(1)Amounts represent collateral posted for the periods presented.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS
Borrowings are an additional source of liquidity the Company. Federal Home Loan Bank, or (“FHLB”) borrowings were $30.0 million and $35.0 million at June 30, 2021 and December 31, 2020, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at June 30, 2021 and December 31, 2020. Total loans pledged as collateral were $846.4 million and $804.2 million at June 30, 2021 and December 31, 2020, respectively. There were no securities available-for-sale pledged as collateral at both June 30, 2021 and December 31, 2020. The Company continues to methodically pledge additional eligible loans and expect continued progress in additional pledging throughout the year. The Company is eligible to borrow up to an additional $547.9 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25.0% of the Company’s assets, as of June 30, 2021. The Company had the capacity to borrow up to an additional $510.5 million from the FHLB at December 31, 2020.
The following table represents the balance of long-term borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Long-term Borrowings	$30,000	$35,000
Weighted Average Interest Rate	1.15%	1.13%
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to June 30, 2021 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$3,000	1.68%
2 years	14,000	1.09%
3 years	10,000	0.94%
4 years	3,000	1.63%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$30,000	1.15%
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $460.2 million at June 30, 2021 and $591.2 million at December 31, 2020, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $284.6 million, or 61.8%, and $391.4 million, or 66.2%, of the commitments to extend credit at June 30, 2021 and December 31, 2020, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $31.4 million at June 30, 2021 and $29.3 million at December 31, 2020.
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
Life-of-Loss Reserve on Unfunded Loan Commitments
We maintain a life-of-loss reserve on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The life-of-loss reserve is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. Results for reporting periods beginning after January 1, 2021 are presented under Topic 326, while prior period amounts continue to be reported in

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other expense on our Consolidated Statements of Income. The life-of-loss reserve for unfunded commitments is included in other liabilities on our Consolidated Balance Sheets.
The activity in the life-of-loss reserve on unfunded loan commitments for the three and six months ended June 30, 2021 were as follows:

(Dollars in Thousands)	Three Months Ended June 30, 2021
Life-of-Loss Reserve on Unfunded Loan Commitments
March 31, 2021	$2,770
Provision for unfunded commitments	(603)
June 30, 2021	$2,167

(Dollars in Thousands)	Six Months Ended June 30, 2021
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$144
Impact of Adopting ASU 2016-13	2,908
January 1, 2021	$3,052
Provision for unfunded commitments	(885)
June 30, 2021	$2,167
Our life-of-loss reserve for unfunded commitments is determined using a methodology similar to that used to determine the ACL. Amounts are added to the provision for unfunded commitments through a charge to current earnings in the provision for unfunded commitments. The provision for unfunded commitments was a release of $0.9 million for the six months ended June 30, 2021.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of June 30, 2021, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
On May 31, 2021, the Bank and its directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of West Virginia by James C. Justice, II, Cathy L. Justice, James C. Justice, III and various related entities that he and/or they own and control (such entities, the “Justice Entities” and collectively, the “Plaintiffs”). The allegations contained in the lawsuit relate to a series of loans (the “Loans”) made by the Bank to certain Justice Entities that are secured by collateral pledged by certain Justice Entities and are backed by personal guarantees from James C. Justice, II and Cathy L. Justice and, in certain cases, by personal guarantees from James C. Justice, III. In the lawsuit the Plaintiffs allege that the Bank (i) breached an implied covenant of good faith and fair dealing, (ii) breached fiduciary duties of care and loyalty, and (iii) violated anti-tying restrictions of the Bank Holding Company Act of 1956, as amended, and allege that the Bank’s directors aided and abetted breaches of fiduciary duties of care and loyalty by the Bank. The Plaintiffs seek monetary damages of $421 million, additional punitive damages and interest on damages as allowed by law, payment of costs, expenses and attorneys’ fees, and a declaratory judgment from the court that certain confessions of judgment, release and affirmation agreements, and forbearance agreements executed by the Plaintiffs in favor of the Bank and relating to the Loans and/or their origination, extension, restructuring or forbearance, are unenforceable.
On July 14, 2021, the Bank filed a motion to dismiss the lawsuit for improper venue or, in the alternative, to transfer the lawsuit from the United States District Court for the Southern District of West Virginia, to the United States District Court for the Western District of Virginia (the “WDVA”), including on the grounds that Plaintiffs executed approximately 90 documents between 2017 and 2020 that contain forum selection clauses that mandate either the WDVA or the Circuit Court in the City of Martinsville, Virginia as the exclusive forum to adjudicate disputes arising from the lending relationship between the Bank and the Plaintiffs. Also, on July 14, 2021, the Bank’s directors filed a motion to dismiss the lawsuit for lack of personal jurisdiction, including because the complaint contains no allegations that tie any of the Bank’s directors to West Virginia. Both motions are pending.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and the Bank deny the allegations contained in the lawsuit and intend to vigorously defend the matter and the validity of the confessions of judgment, release and affirmation agreements and forbearance agreements. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations contained in the lawsuit.
At this early stage of the lawsuit, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter or to estimate the range of any possible loss.
NOTE 10 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollars in Thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net Unrealized Gains Arising during the period	$8,456	$(1,776)	$6,680	$14,422	$(3,029)	$11,393
Reclassification Adjustment for Gains included in Net Income	(1,499)	315	(1,184)	(2,321)	488	(1,833)
Other Comprehensive Income	$6,957	$(1,461)	$5,496	$12,101	$(2,541)	$9,560

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in Thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net Unrealized (Losses) Gains Arising during the period	$(2,038)	$428	$(1,610)	$16,426	$(3,449)	$12,977
Reclassification Adjustment for Gains included in Net Income	(5,109)	1,073	(4,036)	(3,535)	742	(2,793)
Other Comprehensive (Loss) Income	$(7,147)	$1,501	$(5,646)	$12,891	$(2,707)	$10,184

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and six month periods ended June 30, 2021 and June 30, 2020. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements related to the COVID-19 pandemic and its potential impact on the Company, its markets and its customers, potential asset quality developments, and the Company’s efficiency initiatives, pending branch sales, and deferral programs and may otherwise relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, litigation to which the Company is a party and the potential impacts thereof, and other matters regarding or affecting the Company and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “believe,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: changes in accounting policies, practices, or guidance, including for example, our adoption of Current Expected Credit Loss (“CECL”); technological risks and developments; cyber-security, threats, attacks or events; rapid technological developments and changes; the Company’s liquidity and capital positions; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the current COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth; the effect of steps the Company takes or has taken in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of economic recovery when the pandemic subsides and the heightened impact it has on exacerbation of many of the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2020; legislative or regulatory changes and requirements, including the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as amended by the Consolidated Appropriations Act, of 2021 (the “CAA”), and other legislative and regulatory reactions to the COVID-19 pandemic; potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic, including, among other things, under the CARES Act, as amended by the CAA; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and the Company, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the Company’s strategic branch network optimization plan; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or more costly than anticipated; containing costs and expenses; reliance on significant customer relationships; credit losses; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could impact the re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described throughout this Quarterly Report, including and in Part I, Item 1A,

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and any of our subsequent filings with the Securities and Exchange Commission, or (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” except we have updated our allowance for credit losses (ACL) policy and included required disclosures in response to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Please refer to the CECL disclosure contained in Notes 1 and 5 to the financial statements included in this Quarterly Report on Form 10-Q.
Overview
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.1 billion at June 30, 2021. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered bank, which operates branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE.”
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
Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions and will be implemented through rules and guidance adopted by federal agencies, including the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (“FRB” or “Federal

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
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
Separately, and in response to the COVID-19 pandemic, the FRB’s Federal Open Market Committee (the “FOMC”) has set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Company lend reserve balances to other depository institutions overnight on an uncollateralized basis – to a historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0-0.25%. Consistent with FRB policy, the FRB has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company quickly responded to the pandemic and the CARES Act, offering the option of payment deferrals, participation in the PPP, fee waivers and other relief actions to customers. Banks have been identified as essential services and have remained open during the COVID-19 pandemic. Since April 28, 2021, all of the Company’s branch lobbies are open. Every opportunity is being taken to protect both customers and employees through enhanced cleaning services, social distancing and personal protective equipment requirements for both. Approximately 20% of the Company’s workforce is working remotely.
Under the CARES Act, the PPP is an amendment to a program administered as part of the Small Business Administration’s (“SBA”) 7-A loan program. The Company became an approved SBA 7A lender in November 2019. The PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. Initially, $349 billion was approved and designated for the PPP in order for the Small Business Administration (“SBA”) to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Company participated in the initial round of funding through a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for the PPP, we opted to set up an internal, automated loan process utilizing our core system provider. As of June 30, 2021 we processed either through a third-party or internally 1,102 PPP loans totaling $68.9 million, represented by $17.9 million processed in rounds one and two related to loans approved that were referred to an online small business lender, $39.9 million processed in rounds one and two and $11.1 million in round three. The Company has continued making PPP loans pursuant to the additional PPP authorization that was contained in the December 2020 COVID-19 relief law.
The FRB implemented a liquidity facility available to financial institutions participating in the PPP. However, we opted to fund all PPP loans through our internal liquidity sources. These loans are fully guaranteed by the SBA and do not represent a credit risk. We expect the vast majority of these PPP loans will be forgiven based upon a preliminary review of the loans. As of June 30, 2021, the Company thus far has had 361 loans totaling $29.6 million fully forgiven by the SBA.
The Company provided deferrals to customers under Section 4013 of the CARES Act and regulatory interagency statements on loan modifications. The Company launched successive deferral programs with short-term expirations. The Part I program was launched in March 2020 and expired at the end of August 2020. The deferrals in Part I typically provided deferral of both principal and interest through the expiry. The Part II program was launched in July 2020 and expired at the end of December 2020. The deferrals in this program were needs based and required the collection of updated financial information and in certain situations, the validation of liquidity to support the business. Prior to the extension of the CARES Act, the Company launched the Part III program that offered borrowers in the Part II program an extension of deferrals through June 2021. Borrowers who opted into the Part III program were required to provide monthly financial statements and remit payments on a quarterly basis based on excess cash flows (“recapture payment”), if any, up to their otherwise contractual payment. In the quarter ended March 31, 2021 recapture payments due from deferral clients totaled $2.2 million and the Bank has collected $1.8 million to date. The second quarter 2021 recapture payments are in the process of being determined. At the end of these deferral periods, for term loans, payments will be applied to accrued interest first and will resume principal payments once accrued interest is current. Deferred principal will be due at maturity. For interest only loans, such as lines of credit, deferred interest will be due at maturity. At June 30, 2021, Part III of the program expired and we expect the majority of our clients to resume regularly scheduled payments.
Our interest income could be reduced due to the COVID-19 pandemic. In keeping with guidance from regulators, we are actively working with borrowers affected by the COVID-19 pandemic to defer their payments, interest, and fees. Interest and fees will still accrue to income through normal GAAP accounting. Should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the significance of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.
Our exposure to hospitality at June 30, 2021 equated to approximately $486.4 million, or 16.7% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. However, we anticipate that a significant portion of our borrowers in the hotel industry will continue to operate at occupancy levels at or below breakeven which has caused, or will cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. These risk considerations were factored into qualitative adjustments included in the ACL. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
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
Our fee income for 2020 was negatively impacted due to COVID-19 by approximately $1.5 million. Beginning on July 20, 2020, certain account fees were reinstated. In keeping with guidance from regulators, we actively worked with customers affected by the COVID-19 pandemic to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees and account maintenance fees. As of June 30, 2021 we had no fee waivers specific to the COVID-19 pandemic. We believe these reductions in fees were temporary.
Capital Resources and Liquidity
As of June 30, 2021, all of the Company’s capital ratios were in excess of all regulatory requirements. The economic recession brought about by the COVID-19 pandemic has improved during the first six months of 2021.
We maintain access to multiple sources of liquidity. Funding sources accessible to the Company include borrowing availability at the Federal Home Loan Bank (“FHLB”), equal to 25.0% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, and of which $547.9 million remains available at June 30, 2021, federal funds unsecured lines with six other correspondent financial institutions in the amount of $145.0 million and access to the institutional CD market through brokered CDs. In addition to the above resources, the Company also has $697.6 million of unpledged available-for-sale securities as an additional source of liquidity at June 30, 2021. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The Company is monitoring and will continue to monitor the impact of the COVID-19 pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on our liquidity and capital resources. Due to the economic uncertainty, we are taking a prudent approach to capital management and have established access to the FRB’s PPP Lending Facility.
Earnings Summary
Net income increased $1.0 million, or 21.9%, and $5.9 million, or 66.8%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Net income for the three and six months ended June 30, 2021 was $5.4 million and $14.8 million, or $0.21 and $0.56 diluted earnings per share, respectively, compared to net income of $4.5 million and $8.9 million, or $0.17 and $0.34 diluted earnings per share, respectively, for the same periods in 2020. The increase in net income for the three months ended June 30, 2021 of $1.0 million was due to lower provision for credit losses of $4.5 million as well as the release of $0.6 million for the provision for unfunded commitments, a $1.0 million increase in noninterest income and an increase in net interest income of $0.9 million offset by an increase in noninterest expense of $4.7 million and higher provision for income taxes of $1.4 million. The increase in net income for the six months ended June 30, 2021 of $5.9 million was due to lower provision for credit losses of $7.4 million, as well as, the release of $0.9 million for the provision for unfunded commitments, and increases of $3.2 million in noninterest income and $0.2 million in net interest income offset by higher noninterest expenses of $3.7 million and an increase in the provision for income taxes of $2.1 million.
Net interest income increased $0.9 million, or 3.6%, to $27.2 million and increased $0.2 million, or 0.4%, to $53.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Net interest margin decreased one basis point and 11 basis points to 2.75% and 2.74% for the three and six months ended June 30, 2021, respectively, compared to 2.76% and 2.85% for the same periods in 2020. These impacts were primarily due to the lower yields

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
on interest-earning assets, offset by a decline in the cost of interest-bearing liabilities. Net interest margin, on a fully taxable equivalent (“FTE”) basis (non-GAAP), decreased four and 14 basis points to 2.79% and 2.78% for the three and six months ended June 30, 2021 compared to 2.83% and 2.92% for the same periods in 2020. The decreases in short-term interest rates had a negative impact on both net interest income and the net interest margin, but continues to be offset by lower cost of funds. The yield on interest-earning assets decreased 43 and 57 basis points for the three and six months ended June 30, 2021, respectively, partially offset by 47 and 52 basis points reduction in funding costs compared to the same periods in 2020. Net interest margin is reconciled to net interest income adjusted to an FTE basis in the “Net Interest Income” section of the “Results of Operations - Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020 in this MD&A. Also refer to the “Explanation of Use of Non-GAAP Financial Measures” for additional discussion of the non-GAAP measures.
The provision for credit losses decreased $4.5 million and $7.4 million to $1.0 million and $2.8 million for the three and six months ended June 30, 2021, respectively, compared to $5.5 million and $10.3 million for the same periods in 2020. Provision for credit losses during the second quarter of 2021 was primarily driven by the release of $4.8 million of specific reserves in connection with the resolution of our two largest nonperforming relationships, offset by an increase to the CECL model to account for uncertainty in credit quality with respect to loans in the “Other” loan segment. These resolutions contributed to net charge-offs for the quarter ended June 30, 2021 totaling $8.5 million; however, $13.1 million was previously reserved. The provision for credit losses also decreased due to qualitative adjustments of $2.6 million in the second quarter of 2020 for the decline in economic and market conditions as a result of the COVID-19 pandemic.
The first six months of 2021 provision for credit losses was primarily driven by adjustments to the CECL model to account for additional expected deterioration in credit quality with respect to loans on deferral. Management reviews and analyzes the monthly operating statements of commercial clients in the deferral program. During the first six months of 2021, management observed continued deterioration on a loan in deferral with an aggregate principal balance of $8.1 million that was not previously recognized in the Day 1 model. This adjustment resulted in additional reserves of $1.5 million during the first quarter of 2021.
Prior to the adoption of CECL at January 1, 2021, the life-of-loss reserves on unfunded commitments was a component of noninterest expense and has not been reclassified for comparable periods. The life-of-loss reserves on unfunded commitments totaled $2.2 million at June 30, 2021.
Net charge-offs were $8.5 million and $9.2 million for the three and six months ended June 30, 2021, respectively, compared to $1.0 million and $1.6 million for the same periods in 2020. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 1.15% and 0.63% for the three and six months ended June 30, 2021, respectively, compared to 0.14% and 0.11% for the same periods in 2020. At June 30, 2021, nonperforming loans decreased $22.4 million to $9.6 million, compared to $32.0 million at December 31, 2020. The decline is due to the aforementioned resolution of our two largest nonperforming credits during the second quarter of 2021 which resulted in net charge-offs of $6.3 million and $1.9 million, respectively, of which $13.1 million was previously reserved. Nonperforming loans as a percentage of total portfolio loans were 0.33%, 1.09% and 1.37% as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.
Total noninterest income increased $1.0 million and $3.2 million to $7.2 million and $16.2 million for the three and six months ended June 30, 2021, respectively, compared to $6.2 million and $13.0 million for the same periods in 2020. The increase of $1.0 million for the three months ended June 30, 2021 compared to the same period in 2020 was primarily the result of increases of $1.3 million in service charges on deposit accounts due to reinstating fees that we previously waived during 2020 for customers affected by the COVID-19 pandemic, a premium of $0.5 million on the sale of four bank branches included in other income, and higher debit card interchange fees of $0.4 million due to usage. These increases were offset by declines in net security gains of $0.8 million, lower commercial loan swap fee income of $0.4 million and lower gains on other real estate owned (“OREO”) of $0.1 million. The fluctuations of commercial loan swap fee income were due to the timing and demand for this product in the current low interest rate environment.
The increase of $3.2 million in total noninterest income for the six months ended June 30, 2021 compared to the same period in 2020 was driven by the same variances as the second quarter period with higher net security gains of $1.6 million, service charges on deposit accounts increasing $1.5 million, debit card interchange fees up $1.0 million, a year-to-date premium of $0.5 million on the sale of four bank branches included in other income, offset by lower commercial loan swap fee income of $0.6 million and lower gains on OREO of $0.1 million. However, for the six months ended June 30, 2021, insurance commissions declined $1.0 million compared to the prior year period. The increase in security gains of $1.6 million for the six months ended

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
June 30, 2021, to $5.1 million, compared to $3.5 million for the same period in 2020 was due to the Company taking advantage of market opportunities, and repositioning and diversifying holdings in its securities portfolio.
Total noninterest expense increased $4.7 million and $3.7 million to $27.8 million and $51.4 million for the three and six months ended June 30, 2021, respectively, compared to $23.0 million and $47.6 million for the same periods in 2020. The primary driver of the increase for both the three and six month periods was the nonrecurring write-down of $3.0 million for closed bank branches. These branches were closed in the second quarter of 2021, transferred to OREO and marketed for sale resulting in the $3.0 million nonrecurring write-down. Other variances for the three-month period ended June 30, 2021 were higher salaries and employee benefits $1.2 million due to increased medical expenses for several large critical illness claims and a $0.4 million nonrecurring severance and stay bonus for impacted employees from the branch closures in the second quarter of 2021. Also offsetting the three-month increase was $0.4 million unfunded loan commitment expense, $0.4 million in data processing expenses due to new products and $0.2 million in tax credit amortization. The $0.4 million decline in unfunded loan commitment expense is a result of the adoption of CECL as unfunded loan commitment expense is now recorded as part of provision for credit losses instead of noninterest expense.
Along with the above mentioned nonrecurring write-down for closed bank branches, total noninterest expense increases during the six months ended June 30, 2021 included $0.8 million higher professional and legal fees, $0.8 million higher data processing expenses due to an increase in customer accounts and new modules added to our core processor, $0.3 million increase in the amortization of tax credits, $0.3 million in occupancy expenses. These increases were offset by decreases of $0.6 million in advertising expenses due to the sunset of our deposit acquisition strategy in the fourth quarter of 2020, lower unfunded loan commitment expense of $0.6 million and a $0.5 million decrease in other noninterest expense.
The provision for income taxes increased $1.4 million and $2.1 million to $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively, compared to tax benefits of $0.5 million and $0.2 million for the same periods in 2020. Pretax income increased $2.4 million and $8.0 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Our effective tax rate was 14.0% and 10.9% for the three and six months ended June 30, 2021, respectively, compared to negative 12.3% and negative 2.8% for the same periods in 2020. The increase in the effective tax rate is primarily due to a higher level of pretax income, offset by a lower level of tax-exempt interest income. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and Bank Owned Life Insurance (“BOLI”), which are relatively consistent regardless of the level of pretax income.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, management uses, and this quarterly report references net interest income and net interest margin on a FTE basis, each of which is a non-GAAP financial measure. Management believes these non-GAAP financial measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance an investor’s understanding of our business and performance, these non-GAAP financial measure should not be considered an alternative to financial measures determined in accordance with GAAP or considered to be more important than financial measures determined in accordance with GAAP, nor are they necessarily comparable to similar non-GAAP financial measures which may be presented by us or other companies.
The Company believes the presentation of net interest income on an FTE basis (non-GAAP) ensures the comparability of net interest income arising from both taxable and tax-exempt sources and we believe is consistent with industry practice. Net interest income is reconciled to net interest income adjusted to an FTE basis (non-GAAP) in the Net Interest Income section of the "Results of Operations – Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020."

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Net Interest Income
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
Net interest income and the net interest margin are presented on an FTE basis (non-GAAP). The FTE basis (non-GAAP) adjusts net interest income and net interest margin for the tax benefit of income on certain tax-exempt loans and securities using the applicable federal statutory tax rate for each period (which was 21% for the periods presented) and the dividend-received deduction for equity securities. The Company believes this FTE basis (non-GAAP)presentation provides a relevant comparison between taxable and non-taxable sources of interest income. Refer to the “Explanation of Use of Non-GAAP Financial Measures” above for additional discussion of non-GAAP measures.
Total net interest income increased $0.9 million, or 3.6%, to $27.2 million, and $0.2 million, or 0.4%, to $53.7 million, for the three and six months ended June 30, 2021, respectively, compared to $26.3 million and $53.5 million for the same periods in 2020. These increases were primarily due to the increase in the volume of interest-earning assets, offset by the decline in the interest rate environment. Net interest income, on an FTE basis (non-GAAP), increased $0.7 million, or 2.6%, to $27.6 million and decreased $0.2 million, or 0.3%, to $54.6 million for the three and six months ended June 30, 2021, respectively, compared to $26.9 million and $54.8 million for the same periods in 2020. The increase in net interest income, on an FTE basis (non-GAAP), was driven by $2.8 million and $7.8 million decreases in interest income during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, partially offset by $3.5 million and $7.6 million decreases in interest expense during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Net interest margin decreased one basis point and 11 basis points to 2.75% and 2.74% for the three and six months ended June 30, 2021, respectively, compared to 2.76% and 2.85% for the same periods in 2020. These impacts were primarily due to the lower yields on interest-earning assets, offset by a decline in the cost of interest-bearing liabilities. The net interest margin, on an FTE basis (non-GAAP), decreased four basis points and 14 basis points to 2.79% and 2.78% for the three and six months ended June 30, 2021, respectively, compared to 2.83% and 2.92% for the same periods in 2020, primarily due to the lower interest rate environment. The lower interest rate environment and the intentional runoff of higher cost CDs has significantly contributed to lower the overall cost of funds.
The following table reconciles net interest income per the Consolidated Statements of Income to net interest income on an FTE basis, and net interest margin to net interest margin on an FTE basis (non-GAAP), for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Total Interest Income	$33,094	$35,617	$66,051	$73,453
Total Interest Expense	5,891	9,355	12,319	19,927
Net Interest Income per Consolidated Statements of Net Income	27,203	26,262	53,732	53,526
Adjustment to FTE Basis	386	626	848	1,227
Net Interest Income (FTE)(non-GAAP)	$27,589	$26,888	$54,580	$54,753
Net Interest Margin	2.75%	2.76%	2.74%	2.85%
Adjustment to FTE Basis	0.04%	0.07%	0.04%	0.07%
Net Interest Margin (FTE)(non-GAAP)	2.79%	2.83%	2.78%	2.92%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollars in Thousands)	Average Balance(3)	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$190,851	$56	0.12%	$106,710	$26	0.10%
Tax-Free Investment Securities(2)	33,027	273	3.32%	49,633	416	3.37%
Taxable Investment Securities	765,286	3,138	1.64%	685,468	3,594	2.11%
Total Securities	798,313	3,411	1.71%	735,101	4,010	2.19%
Tax-Free Loans(1)(2)	197,393	1,565	3.18%	322,739	2,563	3.19%
Taxable Loans(1)	2,782,802	28,417	4.10%	2,651,873	29,577	4.49%
Total Loans	2,980,195	29,982	4.04%	2,974,612	32,140	4.35%
Federal Home Loan Bank Stock	3,215	31	3.87%	5,093	67	5.29%
Total Interest-Earning Assets	3,972,574	$33,480	3.38%	3,821,516	$36,243	3.81%
Noninterest Earning Assets	170,885			288,435
Total Assets	$4,143,459			$4,109,951

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$404,084	$234	0.23%	$297,815	$242	0.33%
Money Market	351,820	305	0.35%	183,542	211	0.46%
Savings	657,803	169	0.10%	592,193	157	0.11%
Certificates of Deposit	1,512,923	5,052	1.34%	1,845,294	8,627	1.88%
Total Interest-Bearing Deposits	$2,926,630	$5,760	0.79%	$2,918,844	$9,237	1.27%
Federal Home Loan Bank Borrowings	30,000	91	1.22%	35,000	100	1.15%
Other Borrowings	3,514	40	4.57%	1,245	18	5.81%
Total Borrowings	33,514	131	1.57%	36,245	118	1.31%
Total Interest-Bearing Liabilities	2,960,144	5,891	0.80%	2,955,089	9,355	1.27%
Noninterest-bearing Liabilities	790,537			673,815
Shareholders' Equity	392,778			481,047
Total Liabilities and Shareholders' Equity	$4,143,459			$4,109,951
Net Interest Income(2)		$27,589			$26,888
Net Interest Margin(2)			2.79%			2.83%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Loan and deposit balances include held-for-assumption transactions in connection with sale of Bank branches.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in Thousands)	Average Balance(3)	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$182,835	$106	0.12%	$84,836	$236	0.56%
Tax-Free Investment Securities(2)	42,256	685	3.27%	35,543	620	3.51%
Taxable Investment Securities	736,926	6,125	1.68%	698,786	8,096	2.33%
Total Securities	779,182	6,810	1.76%	734,329	8,716	2.39%
Tax-Free Loans(1)(2)	210,132	3,353	3.22%	330,298	5,223	3.18%
Taxable Loans(1)	2,780,127	56,562	4.10%	2,618,395	60,374	4.64%
Total Loans	2,990,259	59,915	4.04%	2,948,693	65,597	4.47%
Federal Home Loan Bank Stock	4,006	68	3.42%	4,755	131	5.54%
Total Interest-Earning Assets	3,956,282	$66,899	3.41%	3,772,613	$74,680	3.98%
Noninterest Earning Assets	176,553			284,455
Total Assets	$4,132,835			$4,057,068

LIABILITIES
Interest-Bearing Demand	$391,555	$449	0.23%	$297,605	$688	0.46%
Money Market	330,838	570	0.35%	169,053	481	0.57%
Savings	651,340	331	0.10%	577,453	302	0.11%
Certificates of Deposit	1,566,436	10,705	1.38%	1,882,067	18,261	1.95%
Total Interest-Bearing Deposits	$2,940,169	$12,055	0.83%	$2,926,178	$19,732	1.36%
Federal Funds Purchased	—	—	—%	110	1	1.83%
Federal Home Loan Bank Borrowings	31,934	187	1.18%	26,209	159	1.22%
Other Borrowings	2,914	77	5.33%	1,363	35	5.16%
Total Borrowings	34,848	264	1.53%	27,682	195	1.42%
Total Interest-Bearing Liabilities	2,975,017	12,319	0.84%	2,953,860	19,927	1.36%
Noninterest-bearing Liabilities	765,852			621,978
Shareholders' Equity	391,966			481,230
Total Liabilities and Shareholders' Equity	$4,132,835			$4,057,068
Net Interest Income(2)		$54,580			$54,753
Net Interest Margin(2)			2.78%			2.92%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Loan and deposit balances include held-for-assumption transactions in connection with sale of Bank branches.
Interest income decreased $2.5 million, or 7.1% and $7.4 million, or 10.1%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Interest income, on an FTE basis (non-GAAP), decreased $2.8 million, or 7.6% and $7.8 million, or 10.4%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. We are currently maintaining higher liquidity levels as a result of COVID-19. The change was primarily due to increases in average interest-earning assets of $151.1 million and $183.7 million for the three and six months ended June 30, 2021, respectively, offset by lower short-term interest rates compared to the same periods in 2020. Average interest-bearing deposits with banks increased $98.0 million for the six months ended June 30, 2021, and the average rate earned decreased 44 basis points for the six months ended June 30, 2021 compared to the same period in 2020. Average loan balances increased $5.6 million and $41.6 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, which included PPP loan production that began in the second quarter of 2020. Average PPP loans totaled $29.8 million through June 30, 2021. The average rate earned on loans decreased 31 and 43 basis points for the second quarter and the first six months of 2021 compared to the same periods in 2020 primarily due to lower short-term interest rates. Average investment securities increased $63.2 million and $44.9 million and the average rate earned decreased 48 and 63 basis points for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The change in investment securities is the result of active balance sheet management as our portfolio has been diversified as to bond types, maturities, and interest rate structures.
Interest expense decreased $3.5 million and $7.6 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decrease was primarily due to lower short-term interest rates in 2021 as compared to 2020 as well as the intentional runoff of higher cost CDs. Interest expense on deposits decreased $3.5 million and $7.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to the

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
decline in the average balance of CDs and interest-bearing demand accounts. The decrease of $332.4 million and $315.6 million in the average balance of CDs for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 was primarily due to the intentional runoff of these higher cost CDs. Interest-bearing demand accounts increased $106.3 million and $94.0 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The average rate paid on interest-bearing deposits decreased 48 and 53 basis points for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to lower short-term interest rates. Overall, the cost of interest-bearing liabilities decreased 47 and 52 basis points for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Month Ended June 30, 2021 Compared to June 30, 2020			Six Months Ended June 30, 2021 Compared to June 30, 2020
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-bearing Deposits with Banks	$24	$6	$30	$145	$(275)	$(130)
Tax-free Investment Securities(2)	(136)	(7)	(143)	110	(45)	65
Taxable Investment Securities	390	(846)	(456)	419	(2,390)	(1,971)
Total Securities	254	(853)	(599)	529	(2,435)	(1,906)
Tax-free Loans(1)(2)	(987)	(11)	(998)	(1,931)	61	(1,870)
Taxable Loans(1)	1,442	(2,602)	(1,160)	3,524	(7,336)	(3,812)
Total Loans	455	(2,613)	(2,158)	1,593	(7,275)	(5,682)
Federal Home Loan Bank Stock	(21)	(15)	(36)	(18)	(45)	(63)
Total Interest-earning Assets	$712	$(3,475)	$(2,763)	$2,249	$(10,030)	$(7,781)

Interest Paid on:
Interest-bearing Demand	$73	$(81)	$(8)	$175	$(414)	$(239)
Money Market	156	(62)	94	331	(242)	89
Savings	17	(5)	12	37	(8)	29
Certificates of Deposit	(1,376)	(2,199)	(3,575)	(2,746)	(4,810)	(7,556)
Total Interest-bearing Deposits	(1,130)	(2,347)	(3,477)	(2,203)	(5,474)	(7,677)
Federal Funds Purchased	—	—	—	—	(1)	(1)
FHLB Borrowings	(15)	6	(9)	(5)	33	28
Other Borrowings	27	(5)	22	1	41	42
Total Borrowings	12	1	13	(4)	73	69
Total Interest-bearing Liabilities	$(1,118)	$(2,346)	$(3,464)	$(2,207)	$(5,401)	$(7,608)
Change in Net Interest Margin	$1,830	$(1,129)	$701	$4,456	$(4,629)	$(173)
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The provision for credit losses, which includes a provision for losses on unfunded commitments, is the amount to be added to the ACL, after considering loan charge-offs and recoveries, to bring the ACL to a level determined to be appropriate in management's judgment to absorb expected losses inherent in the loan portfolio. The Company elected to defer its adoption of CECL in accordance with relief provided under the CARES Act effective January 1, 2021. At January 1, 2021, we increased the ACL by $64.5 million for the Day 1 CECL adjustment which includes $61.6 million to the ACL and $2.9 million related to the life-of-loss reserve on unfunded loan commitments.
The provision for credit losses decreased $4.5 million to $1.0 million and $7.4 million to $2.8 million for the three and six months ended June 30, 2021, respectively, compared to $5.5 million and $10.3 million for the same periods in 2020. The provision for unfunded commitments included a release of $0.6 million and a release of $0.9 million for the three and six months ended June 30, 2021. For the three months ended June 30, 2021 the provision for credit losses was primarily driven by an increase of $5.7 million to the CECL model to account for uncertainty in credit quality with respect to loans in the “Other”

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
loan segment. This increase was offset by the release of $4.8 million of specific reserves in connection with the resolution of our two largest nonperforming relationships. These resolutions contributed to net charge-offs for the quarter ended June 30, 2021 totaling $8.5 million; however, $13.1 million was previously reserved.
Adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to loans on deferral. Management reviews and analyzes the monthly operating statements of commercial clients in the deferral program. During the six months ended June 30, 2021, management observed continued deterioration on hospitality loans with aggregate principal balances of $50.9 million that are on deferral as of June 30, 2021. This adjustment resulted in current expected credit losses of $11.7 million at June 30, 2021. The Day 1 model recognized the deterioration of loans with an aggregate principal balance of $42.8 million which resulted in current expected credit losses of $10.2 million as of January 1, 2021. Between the Day 1 model and the model ended June 30, 2021 a loan with a principal balance of $8.1 million experienced additional deterioration resulting in additional current expected losses of $1.5 million in the first quarter of 2021.
During the three months ended June 30, 2021, we recognized charge-offs of $8.2 million related to the resolution of our two largest nonperforming credits. Net charge-offs were $8.5 million and $9.2 million for the three and six months ended June 30, 2021, respectively, compared to $1.0 million and $1.6 million for the same periods in 2020. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 1.15% and 0.63% for the three and six months ended June 30, 2021, respectively, compared to 0.14% and 0.11% for the same periods in 2020.
At June 30, 2021, December 31, 2020 and June 30, 2020, nonperforming loans were $9.6 million, $32.0 million and $40.6 million, respectively. Nonperforming loans as a percentage of total portfolio loans were 0.33%, 1.09% and 1.37% as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.
At June 30, 2021, the adoption of Topic 326 and subsequent measurement under this standard, resulted in an increase to our ACL of $55.2 million, to $109.3 million compared to $54.1 million at December 31, 2020. The ACL as a percentage of total portfolio loans was 3.75% at June 30, 2021 and 1.83% at December 31, 2020.

Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Gain on Sales of Securities, net	$1,499	$2,321	$(822)	(35.4)%	$5,109	$3,535	$1,574	44.5%
Service Charges, Commissions and Fees	1,489	190	1,299	683.7%	3,298	1,840	1,458	79.2%
Debit Card Interchange Fees	1,874	1,468	406	27.6%	3,705	2,711	994	36.7%
Insurance Commissions	378	332	46	13.8%	672	1,641	(969)	(59.1)%
Bank Owned Life Insurance Income	342	350	(8)	(2.3)%	682	703	(21)	(3.0)%
Gains on Sales of Other Real Estate Owned, net	—	137	(137)	(100.0)%	—	—	—	NM
Other Real Estate Owned Income	4	82	(78)	(94.5)%	75	221	(146)	(65.8)%
Commercial Loan Swap Fee Income	742	1,125	(383)	(34.1)%	961	1,548	(587)	(37.9)%
Other	910	196	714	364.3%	1,688	817	871	106.6%
Total Noninterest Income	$7,238	$6,201	$1,037	16.7%	$16,190	$13,016	$3,174	24.4%
NM - Not Meaningful
Total noninterest income increased $1.0 million, or 16.7%, to $7.2 million for the three months ended June 30, 2021 and increased $3.2 million, or 24.4%, to $16.2 million for the six months ended June 30, 2021 compared to the same periods in 2020. The increase of $1.0 million for the three months ended June 30, 2021 compared to the same period in 2020 was primarily the result of increases of $1.3 million in service charges on deposit accounts due to reinstating fees that we previously waived during 2020 for customers affected by the COVID-19 pandemic, a premium of $0.5 million premium on the sale of four bank branches included in other income, and higher debit card interchange fees of $0.4 million due to usage. These increases were offset by declines in net security gains of $0.8 million, lower commercial loan swap fee income of $0.4 million and lower gains on OREO of $0.1 million. The fluctuations of commercial loan swap fee income were due to the timing and demand for this product in the current low interest rate environment.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
For the six months ended June 30, 2021 compared to the same period in 2020, the increase of $3.2 million in total noninterest income was driven by the same variances as the second quarter period with higher net security gains of $1.6 million, service charges on deposit accounts increasing $1.5 million, debit card interchange fees up $1.0 million, a year-to-date premium of $0.5 million on the sale of four bank branches included in other income, lower commercial loan swap fee income of $0.6 million and lower gains on sale of OREO of $0.1 million. However, insurance commissions, for the six months ended June 30, 2021, declined $1.0 million compared to the prior year period. The increase in security gains of $1.6 million for the six months ended June 30, 2021, to $5.1 million compared to $3.5 million for the same period in 2020 was due to the Company taking advantage of market opportunities, and repositioning and diversifying holdings in its securities portfolio.
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and Employee Benefits	$13,686	$12,489	$1,197	9.6%	$26,268	$26,070	$198	0.8%
Occupancy Expense, net	3,451	3,415	36	1.1%	6,965	6,664	301	4.5%
FDIC Insurance Expense	657	537	120	22.3%	1,300	1,081	219	20.3%
Other Taxes	718	788	(70)	(8.8)%	1,480	1,534	(54)	(3.5)%
Advertising Expense	220	394	(174)	(44.0)%	390	1,006	(616)	(61.2)%
Telephone Expense	588	573	15	2.6%	1,188	1,147	41	3.5%
Professional and Legal Fees	1,440	1,399	41	2.9%	2,664	1,836	828	45.1%
Data Processing	954	595	359	60.3%	1,875	1,081	794	73.4%
Losses on Sales and Write-downs of Other Real Estate Owned, net	2,603	—	2,603	NM	2,815	52	2,763	NM
Losses on Sales and Write-downs on Bank Premises, net	64	59	5	8.5%	107	71	36	50.7%
Debit Card Expense	713	671	42	6.3%	1,345	1,225	120	9.8%
Tax Credit Amortization	427	272	155	57.0%	854	544	310	57.0%
Unfunded Loan Commitment Expense	—	(383)	383	(100.0)%	—	599	(599)	(100.0)%
Other Real Estate Owned Expense	142	177	(35)	(19.8)%	196	317	(121)	(38.2)%
Other	2,096	2,037	59	2.9%	3,917	4,407	(490)	(11.1)%
Total Noninterest Expense	$27,759	$23,023	$4,736	20.6%	$51,364	$47,634	$3,730	7.8%
NM - Not Meaningful
Total noninterest expense increased $4.7 million, or 20.6%, for the three months ended June 30, 2021 and increased $3.7 million, or 7.8%, for the six months ended June 30, 2021 compared to the same periods in 2020. The primary driver of the increase for both the three and six month periods was the nonrecurring write-down of $3.0 million for closed bank branches. These branches were closed in the second quarter of 2021, transferred to OREO and marketed for sale resulting in the $3.0 million nonrecurring write-down. Other variances for the three-month period ended June 30, 2021 were higher salaries and employee benefits of $1.2 million due to increased medical expenses for several large critical illness claims and a $0.4 million nonrecurring severance and stay bonus for impacted employees in the second quarter of 2021. Also offsetting the three-month increase was $0.4 million unfunded loan commitment expense, $0.4 million in data processing expenses due to new products and $0.2 million in tax credit amortization. The $0.4 million decline in unfunded loan commitment expense is a result of the adoption of CECL as unfunded loan commitment expense is now recorded as part of provision for credit losses instead of noninterest expense.
Along with the above mentioned nonrecurring write-down for closed bank branches the increase during the six months ended June 30, 2021 included $0.8 million higher professional and legal fees, $0.8 million higher data processing expenses due to an increase in customer accounts and new modules added to our core processor, $0.3 million increase in the amortization of tax credits, and $0.3 million in occupancy expenses. These increases were offset by decreases of $0.6 million in advertising expenses due to the sunset of our deposit acquisition strategy in the fourth quarter of 2020, lower unfunded loan commitment expense of $0.6 million and a $0.5 million decrease in other noninterest expense.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes increased $1.4 million and $2.1 million to $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively, compared to tax benefits of $0.5 million and $0.2 million for the same periods in 2020. Pretax income increased $2.4 million and $8.0 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Our effective tax rate was 14.0% and 10.9% for the three and six months ended June 30, 2021, respectively, compared to negative 12.3% and negative 2.8% for the same periods in 2020. The increase in the effective tax rate is primarily due to a higher level of pretax income and a lower level of tax-exempt interest income. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and BOLI, which are relatively consistent regardless of the level of pretax income.
Financial Condition
June 30, 2021
Total assets decreased $58.7 million, to $4.1 billion at June 30, 2021 compared to $4.2 billion at December 31, 2020. Federal Reserve Bank excess reserves decreased $61.2 million to $102.3 million at June 30, 2021 from $163.5 million at December 31, 2020 due to active balance sheet management.
Total portfolio loans decreased $30.5 million, or 2.1% on an annualized basis, to $2.9 billion at June 30, 2021 compared to December 31, 2020 primarily due to several large commercial loan payoffs. The variances in loan segments for portfolio loans is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not applied to periods during 2020 and prior years, therefore showing fluctuations in all categories. At March 31, 2021, the initial break-out of Other loans related to the adoption of Topic 326 totaled $373.4 million consisting of $136.3 million of CRE, $77.8 million of C&I, $49.6 million of Residential Mortgages and $109.7 million of Construction. This segment of loans has unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this segment resulted in an increase in reserves of $51.3 million.
OREO increased $5.5 million at June 30, 2021 compared to December 31, 2020 due to 20 branches that were closed during the second quarter of 2021, and moved to OREO and marketed for sale resulting in a $3.0 million nonrecurring write-down. These closures were completed as part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency. Closed retail bank offices increased $8.2 million with a remaining book value of $10.7 million at June 30, 2021 compared to $2.5 million at December 31, 2020.
The securities portfolio increased $64.9 million and is currently 20.5% of total assets at June 30, 2021 compared to 18.6% of total assets at December 31, 2020. The increase is a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.
Total deposits decreased $25.3 million to $3.7 billion at June 30, 2021 as compared to December 31, 2020. The decline from December 31, 2020 was due to $84.7 million of deposits held-for-assumption in connection with the sale of four bank branches which were sold during the second quarter of 2021. Core deposits, including noninterest-bearing and interest-bearing demand deposits, money market accounts and savings, increased by $217.0 million, or 10.9%, at June 30, 2021 compared to December 31, 2020. Offsetting these increases was the intentional runoff of $157.6 million of higher cost CDs. Noninterest-bearing deposits comprised 19.7% and 19.0% of total deposits at June 30, 2021 and December 31, 2020, respectively. CDs comprised 39.8% and 43.8% of total deposits at June 30, 2021 and December 31, 2020, respectively.
Total capital decreased by $41.1 million to $399.1 million at June 30, 2021 compared to $440.2 million at December 31, 2020. The decrease in equity was primarily due to the $50.7 million cumulative-effect adjustment related to the adoption of Topic 326, a $5.6 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities partially offset by net income of $14.8 million for the six months ended June 30, 2021. The remaining difference of $0.5 million is related to stock-based compensation during the six months ended June 30, 2021.
The ACL was 3.75% of total portfolio loans at June 30, 2021 compared to an allowance for loan losses of 1.83% as of December 31, 2020. General reserves as a percentage of total portfolio loans were 3.68% at June 30, 2021 compared to 1.32% at December 31, 2020. Management believes, the ACL is adequate to absorb expected losses inherent in the loan portfolio.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company remains well capitalized. Our Tier 1 capital ratio increased to 13.40% at June 30, 2021 compared to 13.08% at December 31, 2020. Our leverage ratio was 10.23% at June 30, 2021, compared to 10.26% at December 31, 2020 and total risk-based capital ratio was 14.66% at June 30, 2021 compared to 14.33% at December 31, 2020. We adopted CECL effective January 1, 2021 and elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period.
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	June 30, 2021	December 31, 2020	$ Change
U.S. Treasury Securities	$4,440	$—	$4,440
U.S. Government Agency Securities	3,477	—	3,477
Residential Mortgage-Backed Securities	61,894	44,724	17,170
Commercial Mortgage-Backed Securities	2,245	5,447	(3,202)
Asset Backed Securities	138,206	133,557	4,649
Collateralized Mortgage Obligations	259,810	218,359	41,451
Small Business Administration	102,674	99,145	3,529
States and Political Subdivisions	229,734	252,622	(22,888)
Corporate Notes	41,058	24,825	16,233
Total Debt Securities	$843,538	$778,679	$64,859
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
The securities portfolio increased by $64.9 million to $843.5 million at June 30, 2021 as compared to $778.7 million at December 31, 2020. Securities comprise 20.5% of total assets at June 30, 2021 as compared to 18.6% at December 31, 2020. The increase is a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.
At June 30, 2021 total gross unrealized gains in the available-for-sale portfolio were $15.5 million, offset by $2.8 million of gross unrealized losses. At December 31, 2020, total gross unrealized gains in the available-for-sale portfolio were $22.6 million offset by $2.7 million of gross unrealized losses.
Management evaluates the securities portfolio for other-than-temporary impairment (“OTTI”) on a quarterly basis. At June 30, 2021 and December 31, 2020, the Company did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Commercial
Commercial Real Estate	$1,337,792	$1,453,799
Commercial and Industrial	413,842	557,164
Total Commercial Loans	1,751,634	2,010,963
Consumer
Residential Mortgages	425,642	472,170
Other Consumer	43,336	57,647
Total Consumer Loans	468,978	529,817
Construction	320,885	406,390
Other	375,157	—
Total Portfolio Loans	2,916,654	2,947,170
Loans Held-for-Sale	9,311	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	9,835
Total Loans	$2,925,965	$2,982,442
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
Total portfolio loans decreased $30.5 million, or 1.0%, to $2.9 billion at June 30, 2021 compared to December 31, 2020. The variances in loan segments for portfolio loans is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not adjusted to the comparable period, therefore showing fluctuations in all categories. At March 31, 2021 the initial break-out of Other loans related to the adoption of Topic 326 totaled $373.4 million consisting of $136.3 million of Commercial Real Estate, (“CRE”), $77.8 million of Commercial and Industrial (“C&I”), $49.6 million of Residential Mortgages and $109.7 million of Construction. This segment of loans includes unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this segment resulted in an increase in reserves of $51.3 million.
Nonperforming loans decreased $22.4 million, or 70.1%, to $9.6 million at June 30, 2021 compared to $32.0 million at December 31, 2020. OREO increased $5.5 million at June 30, 2021 compared to December 31, 2020 due to 20 branches that were closed during the second quarter of 2021, and moved to OREO and marketed for sale resulting in a $3.0 million nonrecurring write-down. These closures were completed as part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency. Closed retail bank offices increased $8.2 million with a remaining book value of $10.7 million at June 30, 2021 compared to $2.5 million at December 31, 2020.
The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependent on common tenants and industries or property types that are similarly impacted by external factors.
Our exposure to hospitality at June 30, 2021 equated to approximately $486.4 million, or 16.7% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. During the second quarter of 2021, we have observed a sharp increase in occupancy and the average daily rate for our hotel clients, however our clients are now facing enormous challenges when it comes to attracting labor, which has caused, or will cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Portfolio loan balances of our top 10 credit relationships were $740.7 million at June 30, 2021, with a total commitment exposure of $752.0 million. These loans are in the hospitality, golf course, agricultural, land holdings, commercial real estate (multi-family and office/retail), energy, land development, and lumber industries. The other segment is comprised of 49.5% of the top 10 credit relationships.
Line utilization, unused commitments, excluding consumer overdraft lines, were $409.8 million at June 30, 2021 as compared to $410.7 million at December 31, 2020. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization, excluding consumer overdraft lines, was 53.0% at June 30, 2021, as compared to 52.2% at December 31, 2020. Commercial line utilization was 52.9% at June 30, 2021, as compared to 51.7% at December 31, 2020.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Secondly, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Mortgage loans held-for-sale were $9.3 million and $25.4 million at June 30, 2021 and December 31, 2020, respectively.
In addition to mortgage loans held-for-sale, the Company had $9.8 million in loans held-for-sale in connection with sale of Bank branches at December 31, 2020 that all closed during the second quarter of 2021.
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
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry and actively managing concentrations. When concentrations exist in certain segments, we mitigate this risk by reviewing the relevant economic indicators and interest risk rating trends and through stress testing of the loans in these segments. The Company has specific loan segment limits in its loan policy. Total commercial real estate balances should not exceed the combination of 300% of total risk based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio. In addition, there are specific limits in place for various categories of real estate loans with regards to loan-to-value ratios, loan terms, and amortization periods. We also have policy limits on loan-to-cost for construction projects.
Unsecured loans pose a higher risk for the Company due to the lack of a well-defined secondary source of repayment. Commercial unsecured loans are reserved for the best quality customers with well-established businesses, operate with low financial and operating leverage and demonstrate an ability to clear the outstanding balance on lines of credit for at least thirty consecutive days annually. The repayment capacity of the borrower should exceed all policy and guidelines for secured loans. If the borrower is unable to comply with this requirement and the Company is willing to renew the credit facility, the line should be secured and/or begin amortization.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
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
•A sampling of large loan relationships which are defined as loan relationships with aggregate exposure of at least $2.0 million that are not part of the top 20 review; and
•Concentration focus reviews of identified segments that represent concentration risk, represented by collateral types including but not limited to hospitality, multifamily and retail with the goal of examining patterns of loss history, document exceptions, policy exceptions and emerging trends in risk characteristics. The Company does not typically structure these with a 30-day cleanout feature since that is difficult to measure and enforce. Instead we usually set higher debt service standards and underwrite to the ability to amortize the loan on unsecured terms.
Allowance for Credit Losses
The ACL represents an amount which, in management's judgment, is adequate to absorb current expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs previously reserved for, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.
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
Quantitative Analysis. The Company elected to use Discounted Cash Flow (“DCF”), which calculates a net present value of expected future cash flows, adjusted for the expected life of the portfolio. Economic forecasts include but are not limited to

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long-term average and utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. Economic forecasts spanning four quarters are utilized and then reverted to the long term average to form the estimation of expected future cash flows. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output, analyzes the forecast inputs in relation to the model’s calibration and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective. At Day 1 adoption of CECL, current expected losses of $10.2 million were recorded due to economic uncertainties related to the Company's hospitality portfolio. Between the Day 1 CECL model and the model ended June 30, 2021, additional current expected losses of $1.5 million were recognized, which resulted in a total current expected loss balance of $11.7 million as of June 30, 2021. Certain hospitality loans exhibit more than expected deterioration and the risk rating has been downgraded to non-pass to reflect the increased risk.
Management elected to create reserves with the adoption of the CECL model. These reserves were developed in addition to the model’s methodology. The model introduced a segmented portfolio of loans for discrete analysis. This segmented pool has unique risk attributes considered inconsistent with current underwriting standards.
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the incurred loss model. With the adoption of CECL, management elected to separately evaluate certain loans from the Quantitative Analysis based on shared but unique risk attributes. These loans are included in the Other segment of the model. These loans were underwritten and approved based on standards that are inconsistent with our current underwriting standards, which have been enhanced by current management. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, and iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets. A general reserve of $56.0 million, which is an increase from the $4.7 million under the probable incurred loss model, was established based on the discounted cash flow method with a discount rate, which was quantitatively adjusted.
The following tables summarize activity in the ACL during the period presented and present supplemental asset quality information as of the dates presented.

	Three Months Ended June 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$42,342	$4,905	$5,171	$1,347	$7,106	$56,001	$116,872
Provision for Credit Losses on Loans	(6,103)	(185)	217	269	1,039	5,730	967
Charge-offs	(8,238)	(7)	(22)	(539)	—	—	(8,806)
Recoveries	140	1	1	144	—	—	286
Net (Charge-offs) / Recoveries	(8,098)	(6)	(21)	(395)	—	—	(8,520)
Balance at End of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319
(1) In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: CRE, C&I, residential mortgages and construction. The allowance balance at the beginning of period were reclassified to Other from their original loan segments: CRE, C&I, residential mortgages and construction to conform to current presentation.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Six Months Ended June 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$34,871	$3,643	$2,000	$2,479	$6,357	$4,724	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	61,642
Provision for Credit Losses on Loans	(5,219)	(302)	61	747	1,807	5,730	2,824
Charge-offs	(8,238)	(8)	(217)	(1,409)	—	—	(9,872)
Recoveries	140	2	167	281	61	—	651
Net (Charge-offs) / Recoveries	(8,098)	(6)	(50)	(1,128)	61	—	(9,221)
Balance at End of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319
(1) In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: CRE, C&I, residential mortgages and construction. The allowance balance at the beginning of period were reclassified to Other from their original loan segments: CRE, C&I, residential mortgages and construction to conform to current presentation.

	June 30, 2021		December 31, 2020
Net Charge-offs to Average Portfolio Loans	0.63%	*	0.09%
Allowance for Credit Losses to Total Portfolio Loans	3.75%		1.83%
*Annualized
The adoption of Topic 326 resulted in an increase to our ACL of $61.6 million on January 1, 2021. The Day 1 model introduced a segmented portfolio of loans for discrete analysis. This segmented pool had an aggregate principal balance of $380.0 million at adoption and includes unique risk attributes considered inconsistent with current underwriting standards. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, and iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets. Management continuously assesses underwriting standards but significantly enhanced these standards in 2018. The analysis applied to this pool resulted in expected credit losses of $51.3 million, at adoption and is disclosed in the Other segment item in the table above.
At December 31, 2020, the aforementioned Other segment within the probable incurred loss model included $102.5 million of impaired loans and the remaining $277.5 million were not impaired and remained in their respective segments. Based on the fair value of collateral, the specific reserves on the impaired loans totaled zero and the general reserves for the remainder of these loans totaled $4.7 million at December 31, 2020.
As of January 1, 2021, our CECL methodology introduced a modified discounted cash flow methodology based on expected cash flow changes in the future for the Other segment. This methodology produced a significantly higher level of reserves from the incurred loss model. Certain portions of the CECL model are inherently subjective and include, but are not limited to estimates with respect to: prepayment speeds, the timing of prepayments, potential losses given default, discount rates and the timing of future cash flows. Management utilizes widely published economic forecasts as the basis for the regression analysis used to estimate the probability of default in the baseline model. The peaks and troughs of these forecasts serve as guardrails for potential subjective adjustments. In addition to considering the outcomes based on the range of forecasts, management recognizes that the assumptions used in economic forecasts may not perfectly align with our market area, risk profile or unique attributes of our portfolio along with other important considerations. Severe changes in forecasts can also create significant variability and management must assess not only the absolute balance of reserves but also consider the appropriateness of the velocity of change. Therefore, management developed a framework to assess the tolerance and reasonableness of the CECL modeling process by challenging certain elements of the forecasts, when appropriate. These outcomes, known as “challenger models” provide opportunities to examine and subjectively adjust the CECL model output and are designed to be countercyclical, thereby reducing variability. This methodology resulted in an increase in other reserves totaling $51.3 million.
The ACL increased $55.2 million to $109.3 million at June 30, 2021 compared to $54.1 million at December 31, 2020 primarily due to the Day 1 adoption of CECL of $61.6 million. The first six months of 2021 adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to certain loans on deferral. Management reviews and analyzes the monthly operating statements of commercial clients in the deferral program. The

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
recovery has not been as sharp as management had anticipated as observed in other hospitality credits. Hospitality loans on deferral at the end of Phase III of the deferral program, which expired on June30, 2021, had an aggregate principal balances of $50.9 million, which resulted in a current expected credit loss of $11.7 million. This adjustment resulted in expected credit losses of $11.7 million at June 30, 2021. The Day 1 model recognized the deterioration of loans with an aggregate principal balance of $42.8 million which resulted in current expected credit losses of $10.2 million as of January 1, 2021. Between the Day 1 model and the model ended June 30, 2021 a loan with a principal balance of $8.1 million was recognized resulting in additional expected credit losses of $1.5 million during the six months ended June 30, 2021.
The ACL was $109.3 million, or 3.75%, of total portfolio loans at June 30, 2021, as compared to an allowance for loans losses of $54.1 million, or 1.83% of total portfolio loans at December 31, 2020.
Net charge-offs were $8.5 million and $9.2 million for the three and six months ended June 30, 2021, respectively, compared to $1.0 million and $1.6 million for the same periods in 2020. The resolution of our two largest nonperforming credits resulted in charge-offs of $8.2 million during the second quarter of 2021 and were previously reserved. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.63% and 0.09% for the six months ended June 30, 2021 and year ended December 31, 2020, respectively. Nonperforming loans decreased $22.4 million, or 70.1%, to $9.6 million at June 30, 2021 compared to $32.0 million at December 31, 2020. Nonperforming loans as a percentage of total portfolio loans were 0.33%, 1.09% and 1.37% as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.
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
Troubled debt restructurings (“TDRs”) are loans that we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. The Company strives to identify borrowers in financial difficulty early and work with them to modify the terms before their loan reaches nonaccrual status. These modified terms generally include extension of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. Modifications structured with deferments for significant periods are generally considered TDRs. However, related to the COVID-19 pandemic, we have modified certain loans since March 2020 without considering them TDRs if consistent with the CARES Act and guidance issued by the federal bank regulatory agencies. Generally, modifications that have not been considered a TDR are relatively short-term in nature.
An accruing loan that is modified and determined to be a TDR can remain in accrual status if, based on a current credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical performance for a reasonable period before the modification. TDRs are considered impaired loans and reported as a TDR in the calendar year in which they are determined. The Company individually evaluates all impaired loans, which includes TDRs, greater than or equal to $1.0 million as individually evaluated loans unless otherwise accounted for in the CECL model. Nonaccrual TDRs can be returned to accrual status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower subsequent to the restructuring.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
TDRs decreased $24.8 million, or 18.5% to $109.4 million at June 30, 2021 compared to December 31, 2020. The Company received $13.6 million and $16.6 million of pay-downs and had no new additions for the three and six months ended June 30, 2021, respectively. The $24.8 million of pay-downs included $8.2 million in charge-offs for the resolution of our two largest nonperforming credits. There were no new TDRs for the three and six months ended June 30, 2021. TDRs of $3.2 million and $25.0 million were nonaccrual as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, we modified no loans that constituted a TDR that had minimal commitments to lend additional funds.
Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off when the loss becomes quantifiable, regardless of the delinquency status of the loan. The Company may elect to recognize a partial charge-off when management has determined that the value of collateral is less than the remaining investment in the loan. A loan or obligation does not need to be charged-off, regardless of delinquency status, if (i) management has determined there exists sufficient collateral to protect the remaining loan balance and (ii) there exists a strategy to liquidate the collateral. Management may also consider a number of other factors to determine when a charge-off is appropriate. These factors may include, but are not limited to:
•The status of a bankruptcy proceeding;
•The value of collateral and probability of successful liquidation; and/or;
•The status of adverse proceedings or litigation that may result in collection.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	June 30, 2021	December 31, 2020	$ Change
Nonperforming Loans
Commercial Real Estate	$632	$224	$408
Commercial and Industrial	674	456	218
Construction	2,114	2,012	102
Residential Mortgages	2,841	4,135	(1,294)
Other Consumer	90	191	(101)
Other	—	—	—
Total Nonperforming Loans	6,351	7,018	(667)

Nonperforming Troubled Debt Restructurings
Commercial Real Estate	146	21,667	(21,521)
Commercial and Industrial	—	—	—
Construction	3,071	3,319	(248)
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Other	—	—	—
Total Nonperforming Troubled Debt Restructurings	3,217	24,986	(21,769)
Total Nonperforming Loans and Troubled Debt Restructurings	9,568	32,004	(22,436)
Other Real Estate Owned	21,250	15,722	5,528
Total Nonperforming Assets	$30,818	$47,726	$(16,908)

	June 30, 2021	December 31, 2020
Nonperforming Loans and Troubled Debt Restructurings to Total Portfolio Loans	0.33%	1.09%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	1.05%	1.61%
Nonperforming assets decreased $16.9 million to $30.8 million at June 30, 2021 compared to $47.7 million at December 31, 2020. The decrease was primarily related to the resolution of our two largest nonperforming credits, offset by a 5.5 million net increase in OREO. The increase in OREO was primarily due to closed retail offices during the second quarter of 2021. Closed retail bank offices have a remaining book value of $10.7 million at June 30, 2021 and $2.5 million at December 31, 2020. The gross amount of interest that would have been recorded under original terms had these loans not been placed on nonaccrual status was $0.8 million and $1.9 million during the three and six months ended June 30, 2021, respectively. There were $7 thousand nonaccrual loans related to loans held-for-sale at December 31, 2020.
The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by the COVID-19 pandemic that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The provisions of the CARES Act dealing with temporary relief related to TDRs was extended pursuant to the CAA, which was signed into law on December 27, 2020. This amendment extended the “applicable” period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. We are currently applying this guidance to qualifying loan modifications. At this time, it is uncertain what future impact loan and lease modifications related to COVID-19 will have on our financial condition, results of operations and ACL.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes loans past due 30-89 days for the periods presented:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$5,932	$3,816
Commercial and Industrial	124	384
Total Commercial Loans	6,056	4,200
Consumer
Residential Mortgages	505	1,347
Other Consumer	327	580
Total Consumer Loans	832	1,927
Construction	16	284
Other	—	—
Total Loans 30 to 89 Days Past Due	$6,904	$6,411
Loans past due 30 to 89 days or more and still accruing, including held-for-sale loans, increased $0.5 million to $6.9 million at June 30, 2021 compared to $6.4 million at December 31, 2020. The variances in loan segments for past due 30 to 89 days is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not adjusted to the comparable period, therefore showing fluctuations in all categories.
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
Noninterest-bearing Demand	$720,231	$699,229	$21,002	3.0%
Interest-bearing Demand	414,677	366,201	48,476	13.2%
Money Market	405,962	294,229	111,733	38.0%
Savings	661,303	625,482	35,821	5.7%
Certificate of Deposits	1,457,168	1,614,770	(157,602)	(9.8)%
Deposits Held for Assumption in Connection with Sale of Bank Branches	—	84,717	(84,717)	(100.0)%
Total Deposits	$3,659,341	$3,684,628	$(25,287)	(0.7)%
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new depositors while diversifying the deposit composition. Total deposits at June 30, 2021 decreased $25.3 million, or 0.7%, from December 31, 2020. The decrease in deposits primarily related to the $157.6 million, or 9.8%, decline in CDs at June 30, 2021 compared to December 31, 2020 due to the intentional runoff of higher cost CDs, and $84.7 million of deposits held-for-assumption, at December 31, 2020, in connection with the sale of four bank branches which were sold during the second quarter of 2021. These decreases were offset by increases in our core deposits of $111.7 million in money market accounts due to our deposit acquisition strategy, a $48.5 million increase in interest-bearing demand deposits, a $35.8 million increase in savings accounts due to promotions and an increase of $21.0 million in noninterest-bearing demand accounts. Noninterest-bearing deposits comprised 19.7% and 19.0% of total deposits at June 30, 2021 and December 31, 2020, respectively.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Federal Home Loan Bank Borrowings (“FHLB”)
Borrowings are an additional source of liquidity for the Company. FHLB borrowings were $30.0 million and $35.0 million at June 30, 2021 and December 31, 2020, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at June 30, 2021 and December 31, 2020. Total loans pledged as collateral were $846.4 million and $804.2 million at June 30, 2021 and December 31, 2020, respectively. There were no securities available-for-sale pledged as collateral at both June 30, 2021 and December 31, 2020. The Company continues to methodically pledge additional eligible loans and expect continued progress in additional pledging throughout the year. The Bank is eligible to borrow up to an additional $547.9 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25.0% of the Company’s assets, as of June 30, 2021. The Company had the capacity to borrow up to an additional $510.5 million from the FHLB at December 31, 2020.
Information pertaining to long-term FHLB borrowings is summarized in the following table:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Balance at Period End	$30,000	$35,000
Average Balance during the Period	$31,934	$30,628
Average Interest Rate during the Period	1.18%	1.18%
Maximum Month-end Balance during the Period	$35,000	$35,000
Average Interest Rate at Period End	1.15%	1.13%
The Company held FHLB Atlanta stock of $3.2 million and $5.1 million at June 30, 2021 and December 31, 2020, respectively. Dividends recorded on this restricted stock were $31 thousand and $68 thousand for the three and six months ended June 30, 2021, respectively. Dividends recorded on this restricted stock were $67 thousand and $131 thousand for the three and six months ended June 30, 2020, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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
Our primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $697.6 million of unpledged available-for-sale investment securities as an additional source of liquidity.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2021, the Bank had $881.7 million in highly liquid assets, which consisted of $72.5 million in interest-bearing deposits in other financial institutions, $102.3 million in FRB Excess Reserves, $697.6 million in unpledged securities, $9.3 million in mortgage loans held-for-sale. This resulted in highly liquid assets to total assets ratio of 21.4% at June 30, 2021.
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Cash and Due From Banks	$41,850	$38,535
Interest-bearing Deposits in Other Financial Institutions	72,538	39,954
Federal Reserve Bank Excess Reserves	102,263	163,453
Unpledged Investment Securities	697,606	632,724
Excess Pledged Securities	9,263	7,857
FHLB Borrowing Availability	547,881	510,533
Unsecured Lines of Credit	145,000	145,000
Total Liquidity Sources	$1,616,401	$1,538,056
Regulatory Capital Requirements
Total shareholders’ equity decreased by $41.1 million to $399.1 million at June 30, 2021 compared to $440.2 million at December 31, 2020. The decrease was primarily due to the $50.7 million cumulative-effect adjustment related to the adoption of Topic 326, a $5.6 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities partially offset by net income of $14.8 million. The remaining difference of $0.5 million is related to stock-based compensation during the six months ended June 30, 2021.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At June 30, 2021, the Bank continues to maintain its capital position with a leverage ratio of 10.21% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 13.37% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 13.37% and 14.63%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”) became effective on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, we must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year and was 2.5% on January 1, 2019. Management believes as of June 30, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which we are subject and satisfied the applicable capital conservation buffer requirements.
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Adequately Capitalized	Well Capitalized	June 30, 2021		December 31, 2020
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$427,078	10.23%	$424,453	10.26%
Common Equity Tier 1 (to Risk-weighted Assets)	4.50%	NA	427,078	13.40%	424,453	13.08%
Tier 1 Capital (to Risk-weighted Assets)	6.00%	NA	427,078	13.40%	424,453	13.08%
Total Capital (to Risk-weighted Assets)	8.00%	NA	467,215	14.66%	465,198	14.33%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$426,191	10.21%	$423,832	10.24%
Common Equity Tier 1 (to Risk-weighted Assets)	4.50%	6.50%	426,191	13.37%	423,832	13.06%
Tier 1 Capital (to Risk-weighted Assets)	6.00%	8.00%	426,191	13.37%	423,832	13.06%
Total Capital (to Risk-weighted Assets)	8.00%	10.00%	466,328	14.63%	464,578	14.31%
The Company was incorporated on October 7, 2020, by and at the direction of the Board of Directors of the Bank, for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company pursuant to a corporate reorganization transaction (the “Reorganization”). The Reorganization was completed on November 20, 2020 pursuant to an Agreement and Plan of Reorganization among the Bank, the Company and CBT Merger Sub, Inc., and the Bank survived the Reorganization as a wholly-owned subsidiary of the Company. In the Reorganization, each of the outstanding shares of the Bank’s common stock was converted into and exchanged for one newly issued share of the Company’s common stock.
In December 2018, the Office of the Comptroller of the Currency, (the “OCC”), the FRB, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, the regulators issued interim final rule (“IFR”), “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL effective January 1, 2021 and elected to implement the capital transition relief over the permissible three-year period.
Contractual Obligations
As of June 30, 2021, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance-Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

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

	June 30, 2021		December 31, 2020
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
400	38.8%	23.5%	39.6%	20.1%
300	29.9%	19.4%	30.7%	17.5%
200	20.7%	14.5%	21.1%	13.8%
100	10.4%	8.2%	10.7%	8.1%
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of June 30, 2021, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
On May 31, 2021, the Bank and its directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of West Virginia by James C. Justice, II, Cathy L. Justice, James C. Justice, III and various related entities that he and/or they own and control (such entities, the “Justice Entities” and collectively, the “Plaintiffs”). The allegations contained in the lawsuit relate to a series of loans (the “Loans”) made by the Bank to certain Justice Entities that are secured by collateral pledged by certain Justice Entities and are backed by personal guarantees from James C. Justice, II and Cathy L. Justice and, in certain cases, by personal guarantees from James C. Justice, III. In the lawsuit the Plaintiffs allege that the Bank (i) breached an implied covenant of good faith and fair dealing, (ii) breached fiduciary duties of care and loyalty, and (iii) violated anti-tying restrictions of the Bank Holding Company Act of 1956, as amended, and allege that the Bank’s directors aided and abetted breaches of fiduciary duties of care and loyalty by the Bank. The Plaintiffs seek monetary damages of $421 million, additional punitive damages and interest on damages as allowed by law, payment of costs, expenses and attorneys’ fees, and a declaratory judgment from the court that certain confessions of judgment, release and affirmation agreements, and forbearance agreements executed by the Plaintiffs in favor of the Bank and relating to the Loans and/or their origination, extension, restructuring or forbearance, are unenforceable.
The Company and the Bank deny the allegations contained in the lawsuit and intend to vigorously defend the matter and the validity of the confessions of judgment and release and affirmation agreements and forbearance agreements. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations contained in the lawsuit. However, because the lawsuit is in its early stages, no prediction can be made as to the outcome thereof.
ITEM 1A – RISK FACTORS
As of June 30, 2021, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2020 Annual Report on Form 10-K other than as provided below.
The Company is a defendant in a variety of litigation and other actions, which may have a material adverse effect on its financial condition, results of operation or business.
The Company may be involved from time to time in a variety of litigation arising out of its business, and the Company operates in a legal and regulatory environment that exposes it to potential significant litigation risk. The Company’s insurance may not cover all claims that may be asserted against it in legal or administrative actions or costs that it may incur defending such actions, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Company’s reputation. Should the ultimate judgments or settlements and/or costs incurred in any litigation exceed any applicable insurance coverage, they could have a material adverse effect on the Company’s financial condition and results of operation for any period.
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

CARTER BANKSHARES, INC. (Registrant)

Date: August 5, 2021	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)