Form 10-Q
period 2021-09-30
Carter Bankshares, Inc.
filed 2021-11-04
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
(Registrant’s telephone number, including area code) (276) 656-1776
NA
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2021 there were 26,461,426 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	September 30, 2021 (unaudited)	December 31, 2020 (audited)
ASSETS
Cash and Due From Banks	$43,061	$38,535
Interest-Bearing Deposits in Other Financial Institutions	61,435	39,954
Federal Reserve Bank Excess Reserves	121,300	163,453
Total Cash and Cash Equivalents	225,796	241,942
Securities Available-for-Sale, at Fair Value	897,546	778,679
Loans Held-for-Sale	4,889	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	9,835
Portfolio Loans	2,884,157	2,947,170
Allowance for Credit Losses	(99,294)	(54,074)
Portfolio Loans, net	2,784,863	2,893,096
Bank Premises and Equipment, net	74,771	85,307
Bank Premises and Equipment, Held-for-Sale, net	—	2,293
Other Real Estate Owned, net	13,265	15,722
Federal Home Loan Bank Stock, at Cost	3,215	5,093
Bank Owned Life Insurance	55,028	53,997
Other Assets	74,690	67,778
Total Assets	$4,134,063	$4,179,179

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$722,145	$699,229
Interest-Bearing Demand	433,144	366,201
Money Market	432,167	294,229
Savings	676,035	625,482
Certificates of Deposit	1,402,982	1,614,770
Deposits Held-for-Assumption in Connection with Sale of Bank Branches	—	84,717
Total Deposits	3,666,473	3,684,628
Federal Home Loan Bank Borrowings	30,000	35,000
Other Liabilities	31,720	19,377
Total Liabilities	3,728,193	3,739,005

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding 26,461,426 at September 30, 2021 and 26,385,041 at December 31, 2020	26,461	26,385
Additional Paid-in Capital	144,153	143,457
Retained Earnings	229,865	254,611
Accumulated Other Comprehensive Income	5,391	15,721
Total Shareholders’ Equity	405,870	440,174
Total Liabilities and Shareholders’ Equity	$4,134,063	$4,179,179
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans, including fees
Taxable	$30,402	$28,511	$86,964	$88,885
Non-Taxable	1,067	1,894	3,716	6,020
Investment Securities
Taxable	3,163	3,150	9,288	11,246
Non-Taxable	175	360	716	850
Federal Reserve Bank Excess Reserves	49	31	108	193
Interest on Bank Deposits	27	1	74	75
Dividend Income	30	39	98	170
Total Interest Income	34,913	33,986	100,964	107,439
Interest Expense
Interest Expense on Deposits	5,384	8,432	17,439	28,164
Interest Expense on Federal Funds Purchased	—	—	—	1
Interest on Other Borrowings	128	118	392	312
Total Interest Expense	5,512	8,550	17,831	28,477
NET INTEREST INCOME	29,401	25,436	83,133	78,962
Provision for Credit Losses	(413)	2,914	2,411	13,185
Provision for Unfunded Commitments	(60)	—	(945)	—
Net Interest Income After Provision for Credit Losses	29,874	22,522	81,667	65,777
NONINTEREST INCOME
Gain on Sales of Securities, net	1,341	2,388	6,450	5,923
Service Charges, Commissions and Fees	1,660	1,205	4,958	3,045
Debit Card Interchange Fees	1,751	1,559	5,456	4,270
Insurance Commissions	427	482	1,099	2,123
Bank Owned Life Insurance Income	349	351	1,031	1,054
Other Real Estate Owned Income	7	58	82	279
Commercial Loan Swap Fee Income	1,096	1,572	2,057	3,120
Other	284	360	1,972	1,177
Total Noninterest Income	6,915	7,975	23,105	20,991
NONINTEREST EXPENSE
Salaries and Employee Benefits	12,816	13,036	39,084	39,106
Occupancy Expense, net	3,333	3,413	10,298	10,077
FDIC Insurance Expense	582	547	1,882	1,628
Other Taxes	825	809	2,305	2,343
Advertising Expense	196	404	586	1,410
Telephone Expense	519	578	1,707	1,725
Professional and Legal Fees	1,244	1,474	3,908	3,310
Data Processing	1,018	836	2,893	1,917
Losses on Sales and Write-downs of Other Real Estate Owned, net	608	1,305	3,423	1,357
Losses on Sales and Write-downs on Bank Premises, net	7	17	114	88
Debit Card Expense	700	764	2,045	1,989
Tax Credit Amortization	427	272	1,281	816
Unfunded Loan Commitment Expense	—	(348)	—	251
Other Real Estate Owned Expense	84	94	280	411
Goodwill Impairment Expense	—	62,192	—	62,192
Other	2,326	1,907	6,243	6,314
Total Noninterest Expense	24,685	87,300	76,049	134,934
Income (Loss) Before Income Taxes	12,104	(56,803)	28,723	(48,166)
Income Tax Provision	931	875	2,743	634
Net Income (Loss)	$11,173	$(57,678)	$25,980	$(48,800)

Earnings (Loss) per Common Share
Basic Earnings (Loss) per Common Share	$0.42	$(2.19)	$0.98	$(1.85)
Diluted Earnings (Loss) per Common Share	$0.42	$(2.19)	$0.98	$(1.85)
Average Shares Outstanding – Basic & Diluted	26,348,488	26,385,189	26,339,930	26,377,626
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020
Net Income (Loss)	$11,173	$(57,678)	$25,980	$(48,800)
Other Comprehensive (Loss) Income:
Net Unrealized (Losses) Gains on Securities Available-for-Sale:
Net Unrealized (Losses) Gains Arising during the Period	(4,588)	6,434	(6,626)	22,860
Reclassification Adjustment for Gains included in Net Income	(1,341)	(2,388)	(6,450)	(5,923)
Tax Effect	1,245	(850)	2,746	(3,557)
Net Unrealized (Losses) Gains Recognized in Other Comprehensive (Loss) Income	(4,684)	3,196	(10,330)	13,380
Other Comprehensive (Loss) Income	(4,684)	3,196	(10,330)	13,380
Comprehensive Income (Loss)	$6,489	$(54,482)	$15,650	$(35,420)
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at June 30, 2021	$26,467	$143,874	$218,692	$10,075	$399,108
Net Income	—	—	11,173	—	11,173
Other Comprehensive Loss, Net of Tax	—	—	—	(4,684)	(4,684)
Recognition of Restricted Stock Compensation Expense	—	273	—	—	273
Forfeitures of Restricted Stock (5,322 shares)	(6)	6	—	—	—
Balance at September 30, 2021	$26,461	$144,153	$229,865	$5,391	$405,870

	Three Months Ended September 30, 2020
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance June 30, 2020	$26,385	$143,016	$309,347	$10,311	$489,059
Net Loss	—	—	(57,678)	—	(57,678)
Other Comprehensive Income, Net of Tax	—	—	—	3,196	3,196
Recognition of Restricted Stock Compensation Expense	—	230	—	—	230
Issuance of Restricted Stock (2,100 shares)	2	(2)	—	—	—
Balance at September 30, 2020	$26,387	$143,244	$251,669	$13,507	$434,807

	Nine Months Ended September 30, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Net Income	—	—	25,980	—	25,980
Cumulative Effect for Adoption of Credit Losses	—	—	(50,726)	—	(50,726)
Other Comprehensive Loss, Net of Tax	—	—	—	(10,330)	(10,330)
Recognition of Restricted Stock Compensation Expense	—	772	—	—	772
Forfeitures of Restricted Stock (6,105 shares)	(7)	7	—	—	—
Issuance of Restricted Stock (82,490 shares)	83	(83)	—	—	—
Balance at September 30, 2021	$26,461	$144,153	$229,865	$5,391	$405,870

	Nine Months Ended September 30, 2020
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2019	$26,334	$142,492	$304,158	$127	$473,111
Net Loss	—	—	(48,800)	—	(48,800)
Other Comprehensive Income, Net of Tax	—	—	—	13,380	13,380
Dividends Declared ($0.14 per share)	—	—	(3,689)	—	(3,689)
Recognition of Restricted Stock Compensation Expense	—	805	—	—	805
Forfeitures of Restricted Stock (2,484 shares)	(2)	2	—	—	—
Issuance of Restricted Stock (55,156 shares)	55	(55)	—	—	—
Balance at September 30, 2020	$26,387	$143,244	$251,669	$13,507	$434,807
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020
Net Income (Loss)	$25,980	$(48,800)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
Provision for Credit Losses	1,466	13,185
Goodwill Impairment	—	62,192
Origination of Loans Held-for-Sale	(465,174)	(511,344)
Proceeds From Loans Held-for-Sale	485,984	499,081
Depreciation/Amortization of Bank Premises and Equipment	4,669	4,589
Provision (Benefit) for Deferred Taxes	2,965	(1,268)
Net Amortization of Securities	3,128	2,529
Tax Credit Amortization	1,281	816
Gains on Sales of Mortgage Loans Held-for-Sale	(262)	(127)
Gains on Sales of Securities, net	(6,450)	(5,923)
Write-downs of Other Real Estate Owned	3,324	1,420
Loss (Gains) on Sales of Other Real Estate Owned, Net	99	(63)
Losses on Sales and Write-downs of Bank Premises	114	88
Premiums on Branch Sales	(506)	—
Increase in the Value of Life Insurance Contracts	(1,031)	(1,054)
Recognition of Restricted Stock Compensation Expense	772	805
Decrease (Increase) in Other Assets	7,438	(28,624)
(Decrease) Increase in Other Liabilities	(3,776)	1,313
Net Cash Provided By (Used In) Operating Activities	60,021	(11,185)
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	130,535	149,301
Proceeds from Maturities, Redemptions, and Pay-downs	76,328	61,127
Purchases	(323,355)	(195,008)
Purchase of Bank Premises and Equipment, Net	(6,281)	(8,395)
Net Cash Paid in Branch Sales	(73,923)	—
Proceeds from Sale of Portfolio Loans	42,295	—
Redemption (Purchase) of Federal Home Loan Bank Stock, net	1,878	(980)
Loan Originations and Payments, net	9,458	(103,844)
Payments Received on Other Real Estate Owned	342	—
Other Real Estate Owned Improvements	—	(19)
Proceeds from Sales and Payments of Other Real Estate Owned	10,728	3,504
Net Cash Used In Investing Activities	(131,995)	(94,314)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	279,063	307,311
Decrease in Certificates of Deposits	(218,235)	(197,761)
(Payments) Proceeds from Federal Home Loan Bank Borrowings	(5,000)	25,000
Cash Dividends Paid	—	(3,689)
Net Cash Provided by Financing Activities	55,828	130,861
Net (Decrease) Increase in Cash and Cash Equivalents	(16,146)	25,362
Cash and Cash Equivalents at Beginning of Period	241,942	125,812
Cash and Cash Equivalents at End of Period	$225,796	$151,174

SUPPLEMENTARY DATA
Cash Interest Paid	$18,338	$29,041
Cash Paid for Income Taxes	2,720	416
Transfer from Loans to Other Real Estate Owned	23	707
Transfer from Fixed Assets to Other Real Estate Owned	12,013	2,221
Security (Purchases) Settled in Subsequent Period	(12,129)	(30,458)
Right-of-use Asset Recorded in Exchange for Lease Liabilities	$2,027	$621
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
Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and the Bank. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material effect on the Company and the Bank. We believe most of the requirements called for in the CARES Act and related regulations and supervisory guidance have been implemented, but there are some that continue to be refined by federal banking agencies. The Company and the Bank continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
Paycheck Protection Program (“PPP”)
PPP is a program administered as part of the Small Business Administration’s (“SBA”) 7-A loan program. The PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. Initially, $349 billion was approved and designated for the PPP in order for the SBA to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Bank became an approved SBA 7-A lender in the second quarter of 2020. The Bank participated in the initial round of funding through a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for the PPP in April 2020, the Bank opted to set up an internal, automated loan process utilizing its core system provider.
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
As part of our initial identification of loan pools, a subset of loans with a similar risk profile and an aggregate principal balance of $42.8 million which resulted in current expected losses of $10.2 million. In the quarter ended March 31, 2021 the model

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
recognized the deterioration of an additional loan with a principal balance of $8.1 million which resulted in current expected losses of $1.5 million and an additional $0.6 million standard qualitative general reserve. In the quarter ended September 30, 2021 the Bank sold these loans with an unpaid principal balance of $50.2 million which resulted in charge-offs totaling $9.2 million and a net release of reserves of $3.1 million. Additionally, in the quarter ended September 30, 2021 the model recognized the deterioration of loans with an aggregate principal balance of $12.0 million which resulted in current expected losses of $1.6 million. Certain loans exhibit more than expected deterioration and the risk rating has been downgraded to non-pass to reflect the increased risk.
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
Accounting Statements Issued but Not Yet Adopted: In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in U.S. GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective for all entities between March 12, 2020 and December 31, 2022.
Furthermore, the United Kingdom’s Financial Conduct Authority (“FCA”), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA will consider the case to require continued publication of a number of LIBOR settings through June 30, 2023. Bank regulators, in a joint statement, have urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York has created a working group called the Alternative Reference Rate Committee (“ARRC”) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement index for LIBOR.
In response, we have created an internal team that is managing our transition away from LIBOR. This transition team is a cross-functional group comprised of representatives from the lending lines of business, as well as representatives from loan operations, information technology, finance and other support functions. To date, the transition team has completed an assessment of tasks needed for a successful transition, identified contracts that contain LIBOR language, and documented the risks associated with the transition. The team is currently in the process of: i) reviewing existing contract language for the presence of appropriate fallback rate language, ii) developing loan fallback rate language for when LIBOR is retired if needed, and iii) studying industry best practices. We are considering SOFR and other credit-sensitive alternative indices, that may gain market acceptance, as a replacement to LIBOR. The financial impact regarding pricing, valuation and operations of the transition is not expected to be material in nature. Our transition team is fully committed to work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR.
As of September 30, 2021, approximately 16.0% of our loan portfolio consists of loans whose variable rate index is LIBOR. We intend to cease originating new LIBOR based variable rate loans by December 31, 2021 per the ARRC’s guidance.

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
The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, except share and per share data)	2021	2020	2021	2020
Numerator for Earnings per Share – Basic and Diluted
Net Income (Loss)	$11,173	$(57,678)	$25,980	$(48,800)
Less: Income allocated to participating shares	48	—	104	—
Net Income (Loss) Allocated to Common Shareholders	$11,125	$(57,678)	$25,876	$(48,800)

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	26,461,617	26,385,189	26,445,654	26,377,626
Less: Average Participating Securities	113,129	—	105,724	—
Weighted Average Common Shares Outstanding	26,348,488	26,385,189	26,339,930	26,377,626

Earnings (Loss) per Common Share – Basic	$0.42	$(2.19)	$0.98	$(1.85)
Earnings (Loss) per Common Share – Diluted	$0.42	$(2.19)	$0.98	$(1.85)
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	September 30, 2021
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$4,440	$16	$(37)	$4,419
U.S. Government Agency Securities	3,460	18	—	3,478
Residential Mortgage-Backed Securities	85,131	302	(1,535)	83,898
Commercial Mortgage-Backed Securities	4,160	90	(28)	4,222
Asset Backed Securities	139,835	716	(349)	140,202
Collateralized Mortgage Obligations	271,231	2,992	(1,247)	272,976
Small Business Administration	108,126	900	(648)	108,378
States and Political Subdivisions	226,589	6,460	(1,142)	231,907
Corporate Notes	47,750	499	(183)	48,066
Total Debt Securities	$890,722	$11,993	$(5,169)	$897,546

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2020
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential Mortgage-Backed Securities	$44,057	$1,008	$(341)	$44,724
Commercial Mortgage-Backed Securities	5,194	253	—	5,447
Asset Backed Securities	133,672	884	(999)	133,557
Collateralized Mortgage Obligations	212,751	6,007	(399)	218,359
Small Business Administration	99,604	346	(805)	99,145
States and Political Subdivisions	239,251	13,490	(119)	252,622
Corporate Notes	24,250	582	(7)	24,825
Total Debt Securities	$758,779	$22,570	$(2,670)	$778,679
The Company did not have securities classified as held-to-maturity at September 30, 2021 or December 31, 2020.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020
Proceeds from Sales of Securities Available-for-Sale	$22,235	$52,632	$130,535	$149,301

Gross Realized Gains	$1,351	$2,405	$6,545	$5,976
Gross Realized Losses	(10)	(17)	(95)	(53)
Net Realized Gains	1,341	2,388	6,450	5,923
Tax Impact	$282	$501	$1,355	$1,244
Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized gains above reflect reclassification adjustments in the calculation of other comprehensive (loss) income. The net realized gains are included in noninterest income as gains on sales of securities, net in the Consolidated Statements of Income (Loss). The tax impact is included in income tax provision in the Consolidated Statements of Income (Loss).
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2021
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$696	$699
Due after One Year through Five Years	3,731	3,750
Due after Five Years through Ten Years	173,134	174,762
Due after Ten Years	212,804	217,037
Residential Mortgage-Backed Securities	85,131	83,898
Commercial Mortgage-Backed Securities	4,160	4,222
Collateralized Mortgage Obligations	271,231	272,976
Asset Backed Securities	139,835	140,202
Total Debt Securities	$890,722	$897,546
At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $172.8 million at September 30, 2021 and $146.0 million at December 31, 2020.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	1	$2,420	$(37)	—	$—	$—	1	$2,420	$(37)
Residential Mortgage-Backed Securities	14	51,057	(1,382)	7	9,301	(153)	21	60,358	(1,535)
Commercial Mortgage-Backed Securities	1	2,002	(28)	—	—	—	1	2,002	(28)
Asset Backed Securities	19	47,674	(138)	15	31,066	(211)	34	78,740	(349)
Collateralized Mortgage Obligations	31	106,470	(1,065)	8	17,279	(182)	39	123,749	(1,247)
Small Business Administration	8	14,211	(253)	54	20,561	(395)	62	34,772	(648)
States and Political Subdivisions	43	62,082	(961)	6	5,187	(181)	49	67,269	(1,142)
Corporate Notes	7	18,317	(183)	—	—	—	7	18,317	(183)
Total Debt Securities	124	$304,233	$(4,047)	90	$83,394	$(1,122)	214	$387,627	$(5,169)

	December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Residential Mortgage-Backed Securities	7	$21,109	$(339)	3	$40	$(2)	10	$21,149	$(341)
Asset Backed Securities	11	23,653	(219)	27	61,599	(780)	38	85,252	(999)
Collateralized Mortgage Obligations	13	48,318	(212)	14	38,615	(187)	27	86,933	(399)
Small Business Administration	7	10,444	(53)	73	47,371	(752)	80	57,815	(805)
States and Political Subdivisions	12	12,558	(119)	—	—	—	12	12,558	(119)
Corporate Notes	1	2,493	(7)	—	—	—	1	2,493	(7)
Total Debt Securities	51	$118,575	$(949)	117	$147,625	$(1,721)	168	$266,200	$(2,670)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an ACL on its investment securities during the quarter ended September 30, 2021 as the Company did not have securities classified as held-to-maturity at September 30, 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
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
As of September 30, 2021 and December 31, 2020, no OTTI has been identified for any investment securities in our portfolio. We do not believe any individual unrealized loss as of September 30, 2021 represents an OTTI. At September 30, 2021, there were 214 securities in an unrealized loss position and at December 31, 2020, there were 168 securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We generally do not intend to sell and it is not more likely than not that we will be required to sell any of the securities in an unrealized loss position before recovery of their amortized cost.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Commercial
Commercial Real Estate	$1,346,953	$1,453,799
Commercial and Industrial	387,402	557,164
Total Commercial Loans	1,734,355	2,010,963
Consumer
Residential Mortgages	449,118	472,170
Other Consumer	44,953	57,647
Total Consumer Loans	494,071	529,817
Construction	297,337	406,390
Other (1)	358,394	—
Total Portfolio Loans	$2,884,157	$2,947,170
Loans Held-for-Sale	4,889	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	9,835
Total Loans	$2,889,046	$2,982,442
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
Unsecured loans pose higher risk for the Company due to the lack of a well-defined secondary source of repayment. Commercial unsecured loans are reserved for the best quality customers with well-established businesses that operate with low financial and operating leverage. The repayment capacity of the borrower should exceed the policy and guidelines for secured loans.
The Bank provided deferrals to customers under Section 4013 of the CARES Act and regulatory interagency statements on loan modifications, which suspends the requirement to categorize these deferrals as TDRs. The Bank launched successive deferral programs with short-term expirations. The Part I program was launched in March 2020 and expired at the end of August 2020. The deferrals in Part I provided for deferral of principal and up to the deferral of principal and interest, if requested through the expiry. The Part II program extended deferrals through December 31, 2020 subject to the collection of updated financial information and validation of need. The Bank requested verification of business and/or guarantor liquidity to ascertain the viability of the business in a post-pandemic environment. Prior to the extension of the CARES Act, the Bank launched the Part III program which offered borrowers in the Part II program an extension of deferrals through June 30, 2021. Borrowers who opted into the Part III program were required to provide monthly financial statements and remit payments on a quarterly basis equal to the lesser of: i) 90% of free cash flow (EBITDA) or, ii) the otherwise contractual payment (“recapture payment”). In the quarter ended March 31, 2021, recapture payments due from deferral clients totaled $2.8 million and of this the Bank received $2.0 million. A number of customers opted out of the deferral program after the first quarter. As a result, the second quarter 2021 recapture payments due from deferral clients totaled $1.2 million and of this the Bank received $0.8 million. Following the expiration of the deferral programs on June 30, 2021, for term loans payments will be applied to accrued interest first and after accrued interest is current, payments will be applied to principal. Deferred principal will be due at maturity. For interest only loans, such as lines of credit, deferred interest will be due at maturity. As of September 30, 2021, all but $6.5 million of loans resumed regularly scheduled payments and are continually evaluated through our credit monitoring

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
procedures. Cumulative deferred interest totaled $11.0 million as of June 30, 2021 but has been reduced to $2.8 million as of September 30, 2021.
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
Deferred costs and fees included in the portfolio balances above were $4.2 million and $3.0 million at September 30, 2021 and December 31, 2020, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $198 thousand and $219 thousand at September 30, 2021 and December 31, 2020, respectively.
Mortgage loans held-for-sale were $4.9 million and $25.4 million as of September 30, 2021 and December 31, 2020, respectively. In addition to mortgage loans held-for-sale, the Company had $9.8 million in loans held-for-sale in connection with the sale of bank branches at December 31, 2020, that closed in the second quarter of 2021.
Troubled Debt Restructurings (“TDR”)
The following table summarizes the Company’s TDRs as of the dates presented:

	September 30, 2021			December 31, 2020
(Dollars in Thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial
Commercial Real Estate	$6,085	$146	$6,231	$6,151	$21,667	$27,818
Commercial and Industrial	—	—	—	—	—	—
Total Commercial TDRs	6,085	146	6,231	6,151	21,667	27,818
Consumer
Residential Mortgages	—	—	—	50,618	—	50,618
Other Consumer	—	—	—	—	—	—
Total Consumer TDRs	—	—	—	50,618	—	50,618
Construction	534	3,071	3,605	52,481	3,319	55,800
Other	169,372	—	169,372	—	—	—
Total TDRs(1)	$175,991	$3,217	$179,208	$109,250	$24,986	$134,236
(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
In order to maximize the collection of loan balances, the Company evaluates troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. Loan modifications may be utilized when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. A loan is a TDR if both of the following exist: 1) the debtor is experiencing financial difficulties, and 2) a creditor has granted a concession to the debtor that it would not normally grant. Nonaccrual loans that are modified can be placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. As of September 30, 2021, there were minimal commitments to lend additional funds for loans identified as TDRs.
TDRs increased $45.0 million, or 33.5% to $179.2 million at September 30, 2021 compared to $134.2 million at December 31, 2020. The Company had $78.0 million new additions, related to the restructured loans to one large relationship, offset by $24.8 million of principal pay-downs and $8.2 million in charge-offs for the resolution of our two largest nonperforming credits during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company had five loans that were modified totaling $78.0 million. These loans were included in the Other category and restructured with enhanced pricing and collateral position of the relationships, during the third quarter of 2021. TDRs of $3.2 million and $25.0 million as of September 30, 2021 and December 31, 2020, respectively, were loans modified as TDRs that experienced a

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
payment default subsequent to the rework date and were classified as nonperforming. During the nine months ended September 30, 2021, the Company modified no loans that constituted a TDR that had significant commitments to lend additional funds. The Company had one consumer automobile loan modified as a TDR during the three and nine months ended September 30, 2020. The customer was experiencing financial difficulties, but sold the vehicle and the proceeds from that sale were applied to the loan balance. The remaining balance was charged-off, but the loan has been re-amortized for the customer to repay the balance by the end of 2021.
There were no TDR payment defaults during the three and nine months ended September 30, 2021 or September 30, 2020. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.
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
The following table presents nonperforming assets as of September 30, 2021 and December 31, 2020.

	Nonperforming Assets
(Dollars in Thousands)	September 30, 2021	December 31, 2020
Nonperforming Assets
Nonaccrual loans	$5,650	$7,018
Nonaccrual TDRs	3,217	24,986
Total Nonaccrual Loans	8,867	32,004
Other Real Estate Owned, or (“OREO”)	13,265	15,722
Total Nonperforming Assets	$22,132	$47,726
As of September 30, 2021 and December 31, 2020, we had $261 thousand and $67 thousand, respectively, of residential real estate in the process of foreclosure. We also had $49 thousand at September 30, 2021 and $109 thousand at December 31, 2020 in residential real estate included in OREO.
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
Other Consumer are loans made to individuals and may be either secured by assets other than 1-4 family residences or unsecured. This segment includes auto loans and unsecured loans and lines. The primary source of repayment for these loans is the income and assets of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.
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
Other loans include unique risk attributes considered inconsistent with our current underwriting standards. The ACL reserve for the Other segment is based on a discounted cash flow methodology and reserves may fluctuate based on expected cash flow changes in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, and iii) land acquisition loans without a defined source of amortization. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018. Our model is based on our best estimate of facts known with the most current information. Certain portions of the CECL model are inherently subjective and include, but are not limited to estimates with respect to: prepayment speeds, the timing of prepayments, potential losses given default, discount rates and the timing of future cash flows. Management utilizes widely published economic forecasts as the basis for the regression analysis used to estimate the probability of default in the baseline model. The peaks and troughs of these forecasts serve as guardrails for potential subjective adjustments. In addition to considering the outcomes based on the range of forecasts, management recognizes that the assumptions used in economic forecasts may not perfectly align with our market area, risk profile or unique attributes of our portfolio along with other important considerations. Severe changes in forecasts can also create significant variability and management must assess not only the absolute balance of reserves but also consider the appropriateness of the velocity of change. Therefore, management developed a framework to assess the tolerance and reasonableness of the CECL modeling process by challenging certain elements of the forecasts, when appropriate. These outcomes, known as “challenger models” provide opportunities to examine and subjectively adjust the CECL model output and are designed to be counter cyclical, thereby reducing variability.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The Company has a loan review policy and annual scope report that details the level of loan review for loans in a given year. Primary objectives of loan reviews include the identification of emerging risks and patterns that might influence potential future losses. In concert with significant enhancements to the underwriting process, the scope of loan review has been broadened since 2019 to include assurance testing with respect to the accuracy of the underwriting function. Since 2020 and continuing into 2021, the Company used a four step approach for loan review in the following categories:
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of September 30, 2021:

	Risk Rating
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Pass	$139,389	$170,295	$218,850	$318,767	$117,939	$313,053	$47,755	$1,326,048
Special Mention	232	—	11,964	—	3,023	882	—	16,101
Substandard	—	—	468	3,061	215	1,060	—	4,804
Total Commercial Real Estate	$139,621	$170,295	$231,282	$321,828	$121,177	$314,995	$47,755	$1,346,953
Commercial and Industrial
Pass	$26,115	$45,782	$12,798	$35,366	$24,097	$229,361	$12,001	$385,520
Special Mention	—	11	—	10	—	—	—	21
Substandard	14	1,300	400	5	—	—	142	1,861
Total Commercial and Industrial	$26,129	$47,093	$13,198	$35,381	$24,097	$229,361	$12,143	$387,402
Residential Mortgages
Pass	$133,755	$93,334	$71,582	$80,527	$8,826	$45,558	$11,567	$445,149
Special Mention	—	—	—	—	—	565	—	565
Substandard	—	—	1,035	716	202	1,451	—	3,404
Total Residential Mortgages	$133,755	$93,334	$72,617	$81,243	$9,028	$47,574	$11,567	$449,118
Other Consumer
Pass	$8,344	$11,777	$1,366	$600	$224	$22,185	$339	$44,835
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	11	2	60	34	—	—	118
Total Other Consumer	$8,355	$11,788	$1,368	$660	$258	$22,185	$339	$44,953
Construction
Pass	$111,369	$83,794	$45,834	$13,075	$18,421	$3,619	$15,502	$291,614
Special Mention	—	—	177	—	—	435	—	612
Substandard	—	108	3,070	96	1,741	96	—	5,111
Total Construction	$111,369	$83,902	$49,081	$13,171	$20,162	$4,150	$15,502	$297,337
Other
Pass	$—	$—	$—	$—	$122,872	$62,821	$—	$185,693
Special Mention	—	—	—	—	—	3,329	—	3,329
Substandard	—	—	—	87,329	40,882	41,161	—	169,372
Total Other Loans	$—	$—	$—	$87,329	$163,754	$107,311	$—	$358,394
Total Portfolio Loans
Pass	$418,972	$404,982	$350,430	$448,335	$292,379	$676,597	$87,164	$2,678,859
Special Mention	232	11	12,141	10	3,023	5,211	—	20,628
Substandard	25	1,419	4,975	91,267	43,074	43,768	142	184,670
Total Portfolio Loans	$419,229	$406,412	$367,546	$539,612	$338,476	$725,576	$87,306	$2,884,157

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of September 30, 2021.

(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Performing	$139,621	$170,295	$230,815	$321,828	$120,962	$314,925	$47,755	$1,346,201
Nonperforming	—	—	467	—	215	70	—	752
Total Commercial Real Estate	$139,621	$170,295	$231,282	$321,828	$121,177	$314,995	$47,755	$1,346,953
Commercial and Industrial
Performing	$26,129	$47,093	$12,798	$35,376	$24,097	$229,361	$12,001	$386,855
Nonperforming	—	—	400	5	—	—	142	547
Total Commercial and Industrial	$26,129	$47,093	$13,198	$35,381	$24,097	$229,361	$12,143	$387,402
Residential Mortgages
Performing	$133,755	$93,334	$71,582	$80,859	$8,826	$46,695	$11,567	$446,618
Nonperforming	—	—	1,035	384	202	879	—	2,500
Total Residential Mortgages	$133,755	$93,334	$72,617	$81,243	$9,028	$47,574	$11,567	$449,118
Other Consumer
Performing	$8,355	$11,780	$1,366	$600	$251	$22,185	$339	$44,876
Nonperforming	—	8	2	60	7	—	—	77
Total Other Consumer	$8,355	$11,788	$1,368	$660	$258	$22,185	$339	$44,953
Construction
Performing	$111,369	$83,795	$46,010	$13,171	$18,421	$4,078	$15,502	$292,346
Nonperforming	—	107	3,071	—	1,741	72	—	4,991
Total Construction	$111,369	$83,902	$49,081	$13,171	$20,162	$4,150	$15,502	$297,337
Other
Performing	$—	$—	$—	$87,329	$163,754	$107,311	$—	$358,394
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$87,329	$163,754	$107,311	$—	$358,394
Total Portfolio Loans
Performing	$419,229	$406,297	$362,571	$539,163	$336,311	$724,555	$87,164	$2,875,290
Nonperforming	—	115	4,975	449	2,165	1,021	142	8,867
Total Portfolio Loans	$419,229	$406,412	$367,546	$539,612	$338,476	$725,576	$87,306	$2,884,157

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the aging of the amortized cost basis in past due loans for our portfolio segments as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,339,340	$79	$6,782	$6,861	$752	$1,346,953
Commercial and Industrial	385,547	1,308	—	1,308	547	387,402
Residential Mortgages	446,242	376	—	376	2,500	449,118
Other Consumer	44,585	133	158	291	77	44,953
Construction	292,346	—	—	—	4,991	297,337
Other	358,394	—	—	—	—	358,394
Total (1)	$2,866,454	$1,896	$6,940	$8,836	$8,867	$2,884,157
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
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan as of September 30, 2021. For the three and nine months ended September 30, 2021, the amount of interest income on nonaccrual loans was immaterial. There were no loans at September 30, 2021 that were past due more than 90 days and still accruing.

	September 30, 2021
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$21,891	$752	$146	$—
Commercial and Industrial	456	547	—	—
Residential Mortgages	4,135	2,500	—	—
Other Consumer	184	77	—	—
Construction	5,331	4,991	3,073	—
Other	—	—	—	—
Total Portfolio Loans	$31,997	$8,867	$3,219	$—
A loan is considered impaired when it is transferred to nonaccrual status, or remains on accrual status, but is considered a TDR. Impaired loans with a commitment of $1.0 million or more are individually evaluated. During the three and nine months ended September 30, 2021, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the amortized cost basis of individually evaluated loans as of September 30, 2021. Changes in the fair value of the collateral for individually evaluated loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

September 30, 2021
Type of Collateral
(Dollars in Thousands)	Real Estate
Commercial Real Estate	$3,208
Commercial and Industrial	—
Residential Mortgages	—
Other Consumer	—
Construction	4,811
Other	—
Total	$8,019
The following table presents activity in the ACL and allowance for loan losses (“ALL”), for the three and nine months ended September 30, 2021 and September 30, 2020, respectively:

	Three Months Ended September 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319
Provision for Credit Losses on Loans	(304)	4	266	410	(789)	—	(413)
Charge-offs	(9,187)	(188)	(56)	(424)	—	—	(9,855)
Recoveries	9	3	1	198	32	—	243
Net (Charge-offs) / Recoveries	(9,178)	(185)	(55)	(226)	32	—	(9,612)
Balance at End of Period	$18,659	$4,533	$5,578	$1,405	$7,388	$61,731	$99,294
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

	Nine Months Ended September 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$34,871	$3,643	$2,000	$2,479	$6,357	$4,724	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	61,642
Provision for Credit Losses on Loans	(5,523)	(298)	327	1,157	1,018	5,730	2,411
Charge-offs	(17,425)	(196)	(273)	(1,833)	—	—	(19,727)
Recoveries	149	5	168	479	93	—	894
Net (Charge-offs) / Recoveries	(17,276)	(191)	(105)	(1,354)	93	—	(18,833)
Balance at End of Period	$18,659	$4,533	$5,578	$1,405	$7,388	$61,731	$99,294
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	Three Months Ended September 30, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Other Consumer	Total
Allowance for Loan Losses on Loans:
Balance at Beginning of Period	$28,546	$4,831	$8,377	$2,186	$3,465	$47,405
Provision for Loan Losses on Loans	1,662	276	726	219	31	2,914
Charge-offs	—	—	—	—	(680)	(680)
Recoveries	—	119	—	1	206	326
Net Recoveries / (Charge-offs)	—	119	—	1	(474)	(354)
Balance at End of Period	$30,208	$5,226	$9,103	$2,406	$3,022	$49,965

	Nine Months Ended September 30, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Other Consumer	Total
Allowance for Loan Losses on Loans:
Balance at Beginning of Period	$24,706	$3,601	$5,420	$1,736	$3,299	$38,762
Provision for Loan Losses on Loans	4,835	1,550	3,683	689	2,428	13,185
Charge-offs	(40)	(46)	—	(20)	(3,301)	(3,407)
Recoveries	707	121	—	1	596	1,425
Net Recoveries / (Charge-offs)	667	75	—	(19)	(2,705)	(1,982)
Balance at End of Period	$30,208	$5,226	$9,103	$2,406	$3,022	$49,965
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
The ACL increased $45.2 million to $99.3 million at September 30, 2021 compared to $54.1 million at December 31, 2020 primarily due to the Day 1 adoption of CECL that increased reserves by $61.6 million. In the first nine months of 2021, adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
certain loans on deferral. Management reviewed and analyzed the monthly operating statements of commercial clients in the Part III deferral program. The deferral program expired June 30, 2021. The majority of our clients in the deferral program experienced recoveries starting in the spring of 2021. Based on the ongoing review of operating statements, management identified a lag in recovery with respect to loans with an aggregate principal balance of $62.0 million. These loans were addressed throughout the nine months ended September 30, 2021 as additional information was received and analyzed as follows. The Day 1 model recognized the deterioration of loans with an aggregate principal balance of $42.8 million which resulted in current expected losses of $10.2 million. In the quarter ended March 31, 2021 the model recognized the deterioration of a loan with a principal balance of $8.1 million which resulted in current expected losses of $1.5 million and an additional $0.6 million standard qualitative general reserve. In the third quarter ended September 30, 2021 the Bank sold these loans with an unpaid principal balance of $50.2 million which resulted in charge-offs totaling $9.2 million and a net release of reserves of $3.1 million. Additionally, in the third quarter ended September 30, 2021 the model recognized the deterioration of loans with an aggregate principal balance of $12.0 million which resulted in current expected losses of $1.6 million. In summary, out of the $398.5 million in the deferral program as of June 30, 2021, only $12.0 million remain a concern and have been reserved for as of September 30, 2021.
Included in the provision for unfunded commitments for the three and nine months ended September 30, 2021 was a release of $0.1 million and $0.9 million, respectively, for the life-of-loss reserve for unfunded commitments.
The following table presents the recorded investment in commercial loan classes by internally assigned risk ratings and loan classes by performing and nonperforming status as of September 30, 2021:

	September 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,326,048	$385,520	$445,149	$44,835	$291,614	$185,693	$2,678,859
Special Mention	16,101	21	565	—	612	3,329	20,628
Substandard	4,804	1,861	3,404	118	5,111	169,372	184,670
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,346,953	$387,402	$449,118	$44,953	$297,337	$358,394	$2,884,157

Performing	$1,346,201	$386,855	$446,618	$44,876	$292,346	$358,394	$2,875,290
Nonperforming	752	547	2,500	77	4,991	—	8,867
Total Portfolio Loans	$1,346,953	$387,402	$449,118	$44,953	$297,337	$358,394	$2,884,157
Prior to the adoption of Topic 326 on January 1, 2021, we calculated our ALL using an incurred loan loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the year-to-date average recorded investment and interest income recognized on individually evaluated loans for the three and nine months ended September 30, 2020:

	September 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
(Dollars in Thousands)	Average Investment on Impaired Loans	Interest Income Recognized	Interest Income Recognized
Loans without a Specific Valuation Allowance
Commercial Real Estate	$4,442	$154	$218
Construction	57,365	432	1,440
Residential Mortgages	51,990	429	1,477
Loans with a Specific Valuation Allowance
Commercial Real Estate	28,617	—	—
Commercial & Industrial	230	—	—
Construction	1,739	—	—
Residential Mortgages	—	—	—
Total by Category
Commercial Real Estate	33,059	154	218
Commercial & Industrial	230	—	—
Construction	59,104	432	1,440
Residential Mortgages	51,990	429	1,477
Total Impaired Loans	$144,383	$1,015	$3,135
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
OREO
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. At September 30, 2021 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	September 30, 2021
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale	$897,546	$4,419	$879,505	$13,622
Derivatives	3,354	—	3,354	—
Total	$900,900	$4,419	$882,859	$13,622

Liabilities
Derivatives	$3,429	$—	$3,429	$—
Total	$3,429	$—	$3,429	$—

	December 31, 2020
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale	$778,679	$—	$768,316	$10,363
Derivatives	4,493	—	4,493	—
Total	$783,172	$—	$772,809	$10,363

Liabilities
Derivatives	$4,756	$—	$4,756	$—
Total	$4,756	$—	$4,756	$—
There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2021 or the year ended December 31, 2020.
We have invested in subordinated debt of other financial institutions. We have three securities totaling $13.6 million that are considered to be Level 3 securities at September 30, 2021 and two totaling $10.4 million at December 31, 2020. The change in the fair value of Level 3 securities available-for-sale from $10.4 million at December 31, 2020 to $13.6 million at September 30, 2021 is attributable to the calculated change in fair value as further detailed below as well as a new security in the second quarter of 2021 for $3.5 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
efficient and profitable operations, and the institution’s core earnings ability, liquidity management platform and current on and off balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	September 30, 2021
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$13,265	$13,265
Individually Evaluated Loans	$—	$—	$2,125	$2,125

	December 31, 2020
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$15,722	$15,722
Impaired Loans	$—	$—	$10,919	$10,919
Individually evaluated loans had a net carrying amount of $2.1 million at September 30, 2021 with a valuation allowance of $2.7 million. Impaired loans had a net carrying amount of $10.9 million at December 31, 2020 with a valuation allowance of $15.3 million.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $13.3 million as of September 30, 2021, compared with $15.7 million at December 31, 2020. Write-downs of $3.3 million were recorded on OREO for the nine months ended September 30, 2021 compared to $1.4 million for the same period in 2020.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	September 30, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$1,890	Discounted Appraisals	Estimated Selling Costs & Qualitative Adjustments	50.0 – 50.0%	50.0%
Individually Evaluated Loans	235	Discounted Appraisals	Estimated Selling Costs	20.8%	20.8%
Total Individually Evaluated Loans	$2,125

Other Real Estate Owned	$9,503	Appraisals	Estimated Selling Costs	6.0 – 10.0%	6.5%
Other Real Estate Owned	922	Discounted Cash Flow	Discount Rate	6.3%	6.3%
Other Real Estate Owned	424	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Other Real Estate Owned	2,416	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	5.0% – 50.7%	11.5%
Total Other Real Estate Owned	$13,265

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
A baseline discount rate has been established for impairment measurement. This baseline discount rate was back tested against historical OREO sales and therefore represents an average recovery rate based on the transaction sizes and asset types in the population examined. Management considers the unique attributes and characteristics of each specific individually evaluated loan and may use judgement to adjust the baseline discount rate when appropriate.
The carrying values and estimated fair values of our financial instruments at September 30, 2021 and December 31, 2020 are presented in the following tables. Fair values for September 30, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at September 30, 2021
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$225,796	$43,061	$182,735	$—	$225,796
Securities Available-for-Sale	897,546	4,419	879,505	13,622	897,546
Loans Held-for-Sale	4,889	—	—	4,889	4,889
Portfolio Loans, net	2,784,863	—	—	2,846,054	2,846,054
Federal Home Loan Bank Stock, at Cost	3,215	—	—	NA	NA
Other Assets- Interest Rate Derivatives	3,354	—	3,354	—	3,354
Accrued Interest Receivable	19,390	4	3,128	16,258	19,390

Financial Liabilities:
Deposits	$3,666,473	$722,145	$1,541,346	$1,425,413	$3,688,904
Other Liabilities- Interest Rate Derivatives	3,429	—	3,429	—	3,429
FHLB Borrowings	30,000	—	—	30,160	30,160
Accrued Interest Payable	1,624	—	—	1,624	1,624

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities for the periods presented:

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	September 30, 2021			December 31, 2020
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	2	$519	$3	1	$151	$—
Interest Rate Swap Contracts – Commercial Loans	62	420,615	3,351	38	255,572	4,493
Total Derivatives not Designated as Hedging Instruments	64	$421,134	$3,354	39	$255,723	$4,493

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	September 30, 2021			December 31, 2020
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	2	$519	$3	1	$151	$—
Interest Rate Swap Contracts – Commercial Loans	62	420,615	3,426	38	255,572	4,756
Total Derivatives not Designated as Hedging Instruments	64	$421,134	$3,429	39	$255,723	$4,756
The following table indicates the income (loss) recognized in income on derivatives for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$1	$(6)	$3	$—
Forward Sale Contracts – Mortgage Loans	(1)	6	(3)	—
Interest Rate Swap Contracts – Commercial Loans	35	(86)	188	(285)
Total Derivative Income (Loss)	$35	$(86)	$188	$(285)
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$3,351	$4,493	$3,426	$4,756
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	3,351	4,493	3,426	4,756
Gross Amounts Not Offset (1)	—	—	(4,080)	(5,220)
Net Amount	$3,351	$4,493	$(654)	$(464)
(1)Amounts represent collateral posted for the periods presented.

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS
Borrowings are an additional source of liquidity for the Company. Federal Home Loan Bank, or (“FHLB”) borrowings were $30.0 million and $35.0 million at September 30, 2021 and December 31, 2020, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at September 30, 2021 and December 31, 2020. Total loans pledged as collateral were $908.7

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million and $804.2 million at September 30, 2021 and December 31, 2020, respectively. There were no securities available-for-sale pledged as collateral at both September 30, 2021 and December 31, 2020. The Company continues to methodically pledge additional eligible loans and expect continued progress in additional pledging throughout the year. The Company is eligible to borrow up to an additional $555.9 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25.0% of the Company’s assets, as of September 30, 2021. The Company had the capacity to borrow up to an additional $510.5 million from the FHLB at December 31, 2020.
The following table represents the balance of long-term borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Long-term Borrowings	$30,000	$35,000
Weighted Average Interest Rate	1.15%	1.13%
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the four years subsequent to September 30, 2021 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$3,000	1.68%
2 years	14,000	1.09%
3 years	10,000	0.94%
4 years	3,000	1.63%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$30,000	1.15%
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $444.0 million at September 30, 2021 and $591.2 million at December 31, 2020, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $259.7 million, or 58.5%, and $391.4 million, or 66.2%, of the commitments to extend credit at September 30, 2021 and December 31, 2020, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $32.6 million at September 30, 2021 and $29.3 million at December 31, 2020.
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
Life-of-Loss Reserve on Unfunded Loan Commitments
We maintain a life-of-loss reserve on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The life-of-loss reserve is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. Results for reporting periods beginning after January 1, 2021 are presented under Topic 326, while prior period amounts continue to be reported in other expense on our Consolidated Statements of Income (Loss). The life-of-loss reserve for unfunded commitments is included in other liabilities on our Consolidated Balance Sheets.
The activity in the life-of-loss reserve on unfunded loan commitments for the three and nine months ended September 30, 2021 were as follows:

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)	Three Months Ended September 30, 2021
Life-of-Loss Reserve on Unfunded Loan Commitments
June 30, 2021	$2,167
Provision for unfunded commitments	(60)
September 30, 2021	$2,107

(Dollars in Thousands)	Nine Months Ended September 30, 2021
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$144
Impact of Adopting ASU 2016-13	2,908
January 1, 2021	$3,052
Provision for unfunded commitments	(945)
September 30, 2021	$2,107
Amounts are added to the provision for unfunded commitments through a charge to current earnings in the provision for unfunded commitments. The provision for unfunded commitments was a release of $0.9 million for the nine months ended September 30, 2021.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of September 30, 2021, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the Bank and its directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of West Virginia (the “District Court”) by James C. Justice, II, Cathy L. Justice, James C. Justice, III and various related entities that he and/or they own and control (such entities, the “Justice Entities” and collectively, the “Justice Parties”). The allegations contained in the lawsuit related to a series of loans (the “Loans”) made by the Bank to certain Justice Entities that are secured by collateral pledged by certain Justice Entities and are backed by personal guarantees from James C. Justice, II and Cathy L. Justice and, in certain cases, by personal guarantees from James C. Justice, III. In July 2021, the Bank filed confessions of judgment against certain of the Justice Parties in Virginia state courts to collect amounts owed on certain of the Loans that were past due and in default.
In August 2021, the Bank and the Justice Parties reached an agreement to restructure the Loans. In connection with this agreement, the Bank obtained a voluntary dismissal with prejudice of the lawsuit filed by the Justice Parties in the District Court. The Bank withdrew the creditor collection actions it had filed against certain of the Justice Parties in Virginia state court.
The Bank believes that it is fully secured on all loans outstanding to the Justice Parties. In connection with the dismissal of the lawsuits and the restructuring of the Loans, the Justice Parties executed documents that waive any and all causes of action of any kind they might claim to have against the Bank, reaffirmed the Loans owed to the Bank, and enhance the Bank’s collateral position, including cross-collateralizations, with respect to all loans outstanding to the Justice Parties.
The Company and the Bank denied and continue to deny all allegations contained in the lawsuit filed against the Bank by the Justice Parties. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the legal proceedings described above are concluded and will not have a material adverse effect on the Company’s consolidated financial statements.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – TAX EFFECTS ON OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the change in components of other comprehensive (loss) income for the periods presented, net of tax effects:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollars in Thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net Unrealized (Losses) Gains Arising during the period	$(4,588)	$963	$(3,625)	$6,434	$(1,351)	$5,083
Reclassification Adjustment for Gains included in Net Income	(1,341)	282	(1,059)	(2,388)	501	(1,887)
Other Comprehensive (Loss) Income	$(5,929)	$1,245	$(4,684)	$4,046	$(850)	$3,196

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in Thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net Unrealized (Losses) Gains Arising during the period	$(6,626)	$1,391	$(5,235)	$22,860	$(4,801)	$18,059
Reclassification Adjustment for Gains included in Net Income	(6,450)	1,355	(5,095)	(5,923)	1,244	(4,679)
Other Comprehensive (Loss) Income	$(13,076)	$2,746	$(10,330)	$16,937	$(3,557)	$13,380
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), represents an overview of our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and nine month periods ended September 30, 2021 and September 30, 2020. Our MD&A should be read in conjunction with our Consolidated Financial Statements and notes thereto. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods.
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements related to the COVID-19 pandemic and its potential additional impact on the Company, its markets and its customers, potential asset quality and net interest income developments, and the Company’s efficiency initiatives, and deferral programs and may otherwise relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, litigation to which the Company is or has been a party and the potential impacts thereof, and other matters regarding or affecting the Company and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: changes in accounting policies, practices, or guidance, including for example, our adoption of Current Expected Credit Loss (“CECL”); technological risks and developments; cyber-security threats, attacks or events; the Company’s liquidity and capital positions; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the current COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattacks and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth; the effect of steps the Company takes or has taken in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of economic recovery when the pandemic subsides and the impact it has on exacerbation of many of the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021; legislative or regulatory changes and requirements, including the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as amended by the Consolidated Appropriations Act, 2021 (the “CAA”), and other legislative and regulatory reactions to the COVID-19 pandemic; potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic, including, among other things, under the CARES Act, as amended by the CAA; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and the Company, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the Company’s strategic branch network optimization plan; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or more costly than anticipated; containing costs and expenses; reliance on significant customer relationships; credit losses; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could impact the re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described throughout this Quarterly Report, including and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.
Critical Accounting Policies and Estimates
Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2021 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2020 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except we have updated our allowance for credit losses (“ACL”) policy and included required disclosures in response to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Please refer to the CECL disclosure contained in Notes 1 and 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Overview
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.1 billion at September 30, 2021. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered bank, which operates branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE.”
The Company earns revenue primarily from interest on loans, securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.

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
Our focus continues to be on loan and deposit growth with a shift in the composition of deposits to more low cost core deposits with less dependence in higher cost certificates of deposits (“CDs”), as well as, implementing opportunities to increase fee income while closely monitoring our operating expenses. We continuously work to maintain and improve credit quality and the reduction of problem assets. We are focused on executing our strategy to successfully build our brand and grow our business in our markets.
COVID-19
In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act is an emergency stimulus measure providing assistance and relief in a variety of ways to certain individuals, businesses, and industries. The CARES Act established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). In addition to the general impact that the COVID-19 pandemic has had on the Company, certain provisions of the CARES Act, as well as other legislative and regulatory relief efforts, may have a material impact on our operations. The full extent of these impacts at the date of this filing is unknown; however, we have disclosed the material items of which we are aware.
Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, implemented through rules and guidance adopted by federal agencies, including the U.S. Department of the Treasury, the Federal Deposit Insurance Corporation (“FDIC”), the Board of Governors of the Federal Reserve System (“FRB” or “Federal Reserve”) and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.
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
In addition, the FRB expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 pandemic: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The FRB also established two new program facilities – the Money Market Mutual

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
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
The Company quickly responded to the pandemic and the CARES Act, offering the option of payment deferrals, participation in the PPP, fee waivers and other relief actions to customers. Since April 28, 2021, all of the Company’s branch lobbies are open. We continue to take precautions to protect both customers and employees through enhanced cleaning services, social distancing and personal protective equipment requirements for both. A portion of the Company’s workforce continues to work remotely.
Under the CARES Act, the PPP is an amendment to a program administered as part of the SBA 7-A loan program. The Bank became an approved SBA 7-A lender in November 2019. The PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. Initially, $349 billion was approved and designated for the PPP in order for the SBA to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Company participated in the initial round of funding through a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for the PPP, we opted to set up an internal, automated loan process utilizing our core system provider.
The FRB implemented a liquidity facility available to financial institutions participating in the PPP. However, we opted to fund all PPP loans through our internal liquidity sources. These loans are fully guaranteed by the SBA and do not represent a credit risk. We expect the vast majority of these PPP loans will be forgiven based upon a preliminary review of the loans.
The Bank provided deferrals to customers under Section 4013 of the CARES Act and regulatory interagency statements on loan modifications. The Bank launched successive deferral programs with short-term expirations. The Part I program was launched in March 2020 and expired at the end of August 2020. The deferrals in Part I typically provided deferral of both principal and interest through the expiry. The Part II program was launched in July 2020 and expired at the end of December 2020. The deferrals in this program were needs based and required the collection of updated financial information and in certain situations, the validation of liquidity to support the business. Prior to the extension of the CARES Act, the Bank launched the Part III program that offered borrowers in the Part II program an extension of deferrals through June 2021. Borrowers who opted into the Part III program were required to provide monthly financial statements and remit payments on a quarterly basis based on excess cash flows (“recapture payment”). In the quarter ended March 31, 2021, recapture payments due from deferral clients totaled $2.8 million and of this the Bank received $2.0 million. A number of customers opted out of the deferral program after the first quarter. As a result, the second quarter 2021 recapture payments due from deferral clients totaled $1.2 million and of this the Bank received $0.8 million. Following the expiration of the deferral programs on June 30, 2021, for term loans

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
payments will be applied to accrued interest first and after accrued interest is current, payments will be applied to principal. Deferred principal will be due at maturity. For interest only loans, such as lines of credit, deferred interest will be due at maturity. As of September 30, 2021 all but $6.5 million of loans resumed regularly scheduled payments. Cumulative deferred interest totaled $11.0 million as of June 30, 2021 but has been reduced to $2.8 million as of September 30, 2021.
Through the first two rounds of PPP, we had approved 515 loan applications totaling $39.9 million through our internal lending program, of which 498 loans totaling $38.5 million have been fully forgiven by the SBA as of September 30, 2021. The $39.9 million in PPP loans originated during the first two rounds of PPP generated $1.5 million in fees, which will be recognized in income as loans are forgiven, or over the remaining life of the loan for any portion that is not forgiven. We had an additional 451 loans approved that were referred to an online small business lender, totaling $17.9 million during the first two rounds of PPP. On December 22, 2020 Congress passed legislation that was signed into law on December 27, 2020, making available a third round of PPP funding. We provided access to the program through our internal lending program for our current business customers. As of September 30, 2021, we had approved 136 loan applications totaling $11.1 million, of which 87 loans totaling $6.4 million have been fully forgiven by the SBA.
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
Our exposure to the hospitality industry at September 30, 2021 equated to approximately $451.4 million, or 15.6% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. However, we anticipate that a significant portion of our borrowers in the hotel industry will continue to operate at occupancy levels at or below breakeven which has caused, or will cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. These risk considerations were factored into qualitative adjustments included in the ACL. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected.
Retail Operations
The Company continues to promote digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools and our customer contact center for personal and automated telephone banking services. Retail branches are staffed and available to assist customers by offering lobby appointments, drive-up and virtual servicing.
In March 2020, we closed all branch lobbies to customer activity, offering drive-up and appointment only services due to the COVID-19 pandemic. Since April 28, 2021, all of our branch lobbies have been open. Retail leadership continues to monitor branch traffic and local conditions daily and makes adjustments as needed. All branches are equipped with video conferencing and online tools that enable virtual servicing. We continue to pay all employees according to their normal work schedule, even if their hours were reduced and no employees were furloughed. Employees whose job responsibilities can be effectively carried out remotely are working from home. Employees whose critical duties require their continued presence on-site are utilizing personal protection equipment and observing social distancing and cleaning protocols.
Our fee income for 2020 was negatively impacted due to COVID-19 by approximately $1.5 million. Beginning on July 20, 2020, certain account fees were reinstated. In keeping with guidance from regulators, we actively worked with customers affected by the COVID-19 pandemic to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees and account maintenance fees. As of September 30, 2021 we had no fee waivers specific to the COVID-19 pandemic. We believe these reductions in fees were temporary.
Capital Resources and Liquidity
As of September 30, 2021, all of the Company’s capital ratios were in excess of all regulatory requirements. The economic recession brought about by the COVID-19 pandemic has improved during the nine months ended September 30, 2021.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
We maintain access to multiple sources of liquidity. Funding sources accessible to the Company include borrowing availability at the Federal Home Loan Bank (“FHLB”), equal to 25.0% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, and of which $555.9 million remains available at September 30, 2021, federal funds unsecured lines with six other correspondent financial institutions in the amount of $145.0 million and access to the institutional CD market through brokered CDs. In addition to the above resources, the Company also has $724.7 million of unpledged available-for-sale securities as an additional source of liquidity at September 30, 2021. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The Company is monitoring and will continue to monitor the impact of the COVID-19 pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on our liquidity and capital resources. Due to the economic uncertainty, we are taking a prudent approach to capital management and have established access to the FRB’s PPP Lending Facility.
Earnings Summary
Net income increased $68.9 million and $74.8 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Net income for the three and nine months ended September 30, 2021 was $11.2 million and $26.0 million, or $0.42 and $0.98 per diluted share, respectively, compared to net losses of $57.7 million and $48.8 million, or $2.19 and $1.85 per share, respectively, for the same periods in 2020. The net loss was recognized during the third quarter of 2020 related to a one-time charge resulting from goodwill impairment. This impairment charge reduced net income by $62.2 million resulting in the net loss for the period. The increase in net income for the three and nine months ended September 30, 2021 of $68.9 million and $74.8 million was mainly due to the above mentioned goodwill impairment, as well as, lower provision for credit losses for both periods. The total provision for credit losses decreased $3.4 million and $11.7 million for the three and nine months ended September 30, 2021, respectively compared to the same periods in 2020. Included in the total provision for credit losses for the three and nine months ended September 30, 2021 was the release of $0.1 million and $0.9 million for the provision for unfunded commitments, which was included in other expense prior to the January 1, 2021 adoption of CECL.
Net interest income increased $4.0 million, or 15.6%, to $29.4 million and increased $4.2 million, or 5.3%, to $83.1 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Net interest margin increased 31 basis points and three basis points to 2.92% and 2.80% for the three and nine months ended September 30, 2021, respectively, compared to 2.61% and 2.77% for the same periods in 2020. These impacts were primarily due to higher yields on interest-earning assets due to the positive impact of significant late fees and enhanced pricing on restructured loans related to one large credit relationship during the period and a decline in the cost of interest-bearing liabilities. Net interest margin, on a fully taxable equivalent (“FTE”) basis (non-GAAP), increased 29 and one basis points to 2.96% and 2.84% for the three and nine months ended September 30, 2021 compared to 2.67% and 2.83% for the same periods in 2020. The decreases in short-term interest rates had a negative impact on both net interest income and the net interest margin, but continues to be offset by lower cost of funds. The yield on interest-earning assets decreased four and 39 basis points for the three and nine months ended September 30, 2021, respectively, partially offset by a 41 and 48 basis points reduction in funding costs compared to the same periods in 2020. Net interest margin is reconciled to net interest income adjusted to an FTE basis in the “Net Interest Income” section of the “Results of Operations - Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020” in this MD&A. Also refer to the “Explanation of Use of Non-GAAP Financial Measures” for additional discussion of the non-GAAP measures.
The provision for credit losses, excluding unfunded, decreased $3.3 million and $10.8 million to $(0.4) million and $2.4 million for the three and nine months ended September 30, 2021, respectively, compared to $2.9 million and $13.2 million for the same periods in 2020. Provision for credit losses during the three months ended September 30, 2021 was primarily driven by the release of $3.1 million to the ACL due to the sale of two relationships that included nine loans during the third quarter of 2021 with an aggregate unpaid principal balance of $50.2 million that were previously reserved. This decrease was offset by the increase of $1.6 million of special qualitative reserves in connection with increased uncertainty in credit quality with respect to two loans with an aggregate unpaid balance of $12.0 million in the commercial real estate loan segment. During the three and nine months ended September 30, 2021, management observed that $62.0 million of loans that were previously in the deferral program were recovering at rates much lower than peers. Accordingly, management sold $50.2 million of these loans during the three months ended September 30, 2021 and has developed a workout strategy with the remaining two loans with an aggregate

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
unpaid balance of $12.0 million. The qualitative reserves were established given the uncertainty of the future performance of these borrowers.
Prior to the adoption of CECL at January 1, 2021, the life-of-loss reserves on unfunded commitments was a component of noninterest expense and has not been reclassified for comparable periods. The life-of-loss reserves on unfunded commitments totaled $2.1 million at September 30, 2021.
Net charge-offs were $9.6 million and $18.8 million for the three and nine months ended September 30, 2021, respectively, compared to $0.4 million and $2.0 million for the same periods in 2020. The increase in net charge-offs in the third quarter of 2021 was primarily due to $9.2 million charge-offs related to the aforementioned sale of two relationships that included nine loans that had been previously reserved. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 1.30% and 0.85% for the three and nine months ended September 30, 2021, respectively, compared to 0.05% and 0.09% for the same periods in 2020. At September 30, 2021, we had low nonperforming loans, with such nonperforming loans decreasing $23.1 million to $8.9 million, compared to $32.0 million at December 31, 2020. The decline is due to the aforementioned resolution of our two largest nonperforming relationships during the second quarter of 2021 which resulted in net charge-offs of $6.3 million and $1.9 million, respectively, of which $13.1 million was previously reserved. Nonperforming loans as a percentage of total portfolio loans were 0.31%, 1.09% and 1.35% as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.
Total noninterest income decreased $1.1 million and increased $2.1 million to $6.9 million and $23.1 million for the three and nine months ended September 30, 2021, respectively, compared to $8.0 million and $21.0 million for the same periods in 2020. The decrease of $1.1 million for the three months ended September 30, 2021 compared to the same period in 2020 was primarily the result of declines in net security gains of $1.0 million and lower commercial loan swap fee income of $0.5 million. The fluctuations of commercial loan swap fee income were due to the timing and demand for this product in the current low interest rate environment.
The increase of $2.1 million in total noninterest income for the nine months ended September 30, 2021 compared to the same period in 2020 was driven by service charges on deposit accounts increasing $1.9 million, debit card interchange fees increased $1.2 million, higher net security gains of $0.5 million and a year-to-date gain of $0.5 million on the sale of four bank branches included in other income. Offsetting these increases were lower commercial loan swap fee income of $1.1 million and lower insurance commissions of $1.0 million compared to the prior year period. The fluctuations in security gains is due to the Company taking advantage of market opportunities, and repositioning and diversifying holdings in its securities portfolio.
Total noninterest expense decreased $62.6 million and $58.9 million to $24.7 million and $76.0 million for the three and nine months ended September 30, 2021, respectively, compared to $87.3 million and $134.9 million for the same periods in 2020. The most significant decrease for both the three and nine month periods was driven by the one-time charge resulting from goodwill impairment of $62.2 million recorded in the third quarter of 2020. Also impacting the variances for both the three and nine months ended September 30, 2021 compared to the same periods in 2020 were the nonrecurring write-downs for closed bank branches and unfunded loan commitment expense. Losses on sales and write-downs of Other Real Estate Owned (“OREO”), net decreased $0.7 million and increased $2.1 million for the three and nine months ended September 30, 2021. The $0.7 million decrease for the three-month period included a $0.6 million loss on the sale of OREO on 13 properties during the third quarter of 2021. For the nine-months ended September 30, 2021, the increase of $2.1 million in losses on sales and write-downs of OREO was related to the nonrecurring write-down of $3.0 million for closed bank branches that were closed in the second quarter of 2021, transferred to OREO and marketed for sale resulting in the nonrecurring write-down. These write-downs were offset by $0.4 million in gains associated with the sale of four of the OREO properties. The $0.3 million increase for the three-month period of 2021 and the $0.3 million decline in the nine-month period of 2021, in unfunded loan commitment expense compared to the same periods in 2020, is a result of the adoption of CECL as unfunded loan commitment expense is now recorded as part of provision for credit losses instead of noninterest expense.
Along with the above mentioned variances, total noninterest expense increases during the nine months ended September 30, 2021 included $1.0 million higher data processing expenses due to an increase in customer accounts and new modules added to our core processor, $0.6 million higher professional and legal fees, $0.5 million increase in the amortization of tax credits, $0.3 million in FDIC insurance expense and $0.2 million in occupancy expenses. These increases were offset by a decrease of $0.8 million in advertising expenses due to the sunset of our deposit acquisition strategy in the fourth quarter of 2020.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The provision for income taxes increased $0.1 million and $2.1 million to $0.9 million and $2.7 million for the three and nine months ended September 30, 2021, respectively, compared to $0.9 million and $0.6 million for the same periods in 2020. Pre-tax income increased $68.9 million and $76.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. A full goodwill impairment charge in the amount of $62.2 million was recorded in the third quarter of 2020. Our effective tax rate was 7.7% and 9.5% for the three and nine months ended September 30, 2021, respectively, compared to negative 1.5% and negative 1.3% for the same periods in 2020. The nondeductible goodwill impairment charge was the reason for the decreased effective tax rate for the three and nine period ended September 30, 2020. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and Bank Owned Life Insurance (“BOLI”), which are relatively consistent regardless of the level of pre-tax income.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, management uses, and this quarterly report references, net interest income and net interest margin, each on a fully taxable equivalent, or FTE, basis, which are non-GAAP financial measures. Management believes net interest income and net interest margin on an FTE basis provide information useful to investors in understanding our underlying business, operational performance and performance trends as they facilitate comparisons with the performance of other companies in the financial services industry. Although management believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered alternatives to GAAP or considered to be more important than financial results determined in accordance with GAAP, nor are they necessarily comparable with non-GAAP measures which may be presented by other companies.
Management believes the presentation of net interest income on an FTE basis (non-GAAP) ensures the comparability of net interest income arising from both taxable and tax-exempt sources and we believe is consistent with industry practice. Net interest income is reconciled to net interest income adjusted to an FTE basis (non-GAAP) in the Net Interest Income section of the "Results of Operations – Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020."

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Net Interest Income
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
Net interest income and the net interest margin are presented on an FTE basis. The FTE basis (non-GAAP) adjusts net interest income and net interest margin for the tax benefit of income on certain tax-exempt loans and securities using the applicable federal statutory tax rate for each period (which was 21% for the periods presented) and the dividend-received deduction for equity securities. The Company believes this FTE basis presentation provides a relevant comparison between taxable and non-taxable sources of interest income. Refer to the “Explanation of Use of Non-GAAP Financial Measures” above for additional discussion of non-GAAP measures.
Total net interest income increased $4.0 million, or 15.6%, to $29.4 million, and $4.2 million, or 5.3%, to $83.1 million, for the three and nine months ended September 30, 2021, respectively, compared to $25.4 million and $79.0 million for the same periods in 2020. These increases were primarily due to the increase in the volume of interest-earning assets, enhanced pricing on restructured loans related to one large credit relationship, offset by the decline in the interest rate environment. Net interest income, on an FTE basis (non-GAAP), increased $3.7 million, or 14.2%, to $29.7 million and $3.5 million, or 4.4%, to $84.3

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
million for the three and nine months ended September 30, 2021, respectively, compared to $26.0 million and $80.8 million for the same periods in 2020. For the three months ended September 30, 2021, the increase in net interest income, on an FTE basis (non-GAAP), was driven by higher interest income of $0.7 million and lower interest expense of $3.0 million compared to the same period in 2020. For the nine months ended September 30, 2021 the increase in net interest income, on a FTE basis (non-GAAP), was due to lower interest income of $7.1 million, offset by a decrease of $10.6 million in interest expense compared to the same periods in 2020. Net interest margin increased 31 basis point and three basis points to 2.92% and 2.80% for the three and nine months ended September 30, 2021, respectively, compared to 2.61% and 2.77% for the same periods in 2020. These impacts were primarily due to the lower yields on interest-earning assets, offset by the aforementioned enhanced pricing on restructured loans and a decline in the cost of interest-bearing liabilities. The net interest margin, on an FTE basis (non-GAAP), increased 29 basis points and one basis point to 2.96% and 2.84% for the three and nine months ended September 30, 2021, respectively, compared to 2.67% and 2.83% for the same periods in 2020, primarily due to the lower interest rate environment. The lower interest rate environment and the intentional runoff of higher cost CDs has significantly contributed to lower the overall cost of funds.
The following table reconciles net interest income per the Consolidated Statements of Income to net interest income on an FTE basis, and net interest margin to net interest margin on an FTE basis (non-GAAP), for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020
Total Interest Income	$34,913	$33,986	$100,964	$107,439
Total Interest Expense	5,512	8,550	17,831	28,477
Net Interest Income per Consolidated Statements of Net Income (Loss)	29,401	25,436	83,133	78,962
Adjustment to FTE Basis	330	599	1,178	1,826
Net Interest Income (FTE)(non-GAAP)	$29,731	$26,035	$84,311	$80,788
Net Interest Margin	2.92%	2.61%	2.80%	2.77%
Adjustment to FTE Basis	0.04%	0.06%	0.04%	0.06%
Net Interest Margin (FTE)(non-GAAP)	2.96%	2.67%	2.84%	2.83%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollars in Thousands)	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$191,047	$76	0.16%	$124,886	$32	0.10%
Tax-Free Investment Securities(2)	26,849	221	3.27%	54,541	456	3.33%
Taxable Investment Securities	836,957	3,163	1.50%	693,330	3,150	1.81%
Total Securities	863,806	3,384	1.55%	747,871	3,606	1.92%
Tax-Free Loans(1)(2)	174,680	1,350	3.07%	302,351	2,397	3.15%
Taxable Loans(1)	2,755,595	30,403	4.38%	2,694,747	28,511	4.21%
Total Loans	2,930,275	31,753	4.30%	2,997,098	30,908	4.10%
Federal Home Loan Bank Stock	3,215	30	3.70%	5,093	39	3.05%
Total Interest-Earning Assets	3,988,343	$35,243	3.51%	3,874,948	$34,585	3.55%
Noninterest Earning Assets	169,554			299,992
Total Assets	$4,157,897			$4,174,940

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$424,517	$278	0.26%	$330,402	$238	0.29%
Money Market	420,946	307	0.29%	200,303	211	0.42%
Savings	668,436	176	0.10%	616,414	168	0.11%
Certificates of Deposit	1,435,716	4,623	1.28%	1,801,535	7,815	1.73%
Total Interest-Bearing Deposits	$2,949,615	$5,384	0.72%	$2,948,654	$8,432	1.14%
Federal Home Loan Bank Borrowings	30,000	89	1.18%	35,000	101	1.15%
Other Borrowings	3,437	39	4.50%	1,183	17	5.72%
Total Borrowings	33,437	128	1.52%	36,183	118	1.30%
Total Interest-Bearing Liabilities	2,983,052	5,512	0.73%	2,984,837	8,550	1.14%
Noninterest-Bearing Liabilities	769,871			696,273
Shareholders' Equity	404,974			493,830
Total Liabilities and Shareholders' Equity	$4,157,897			$4,174,940
Net Interest Income(2)		$29,731			$26,035
Net Interest Margin(2)			2.96%			2.67%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in Thousands)	Average Balance(3)	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$185,603	$182	0.13%	$98,283	$268	0.36%
Tax-Free Investment Securities(2)	37,064	906	3.27%	41,922	1,076	3.43%
Taxable Investment Securities	770,636	9,288	1.61%	696,954	11,246	2.16%
Total Securities	807,700	10,194	1.69%	738,876	12,322	2.23%
Tax-Free Loans(1)(2)	198,185	4,703	3.17%	320,914	7,620	3.17%
Taxable Loans(1)	2,771,860	86,965	4.19%	2,644,031	88,885	4.49%
Total Loans	2,970,045	91,668	4.13%	2,964,945	96,505	4.35%
Federal Home Loan Bank Stock	3,739	98	3.50%	4,869	170	4.66%
Total Interest-Earning Assets	3,967,087	$102,142	3.44%	3,806,973	$109,265	3.83%
Noninterest Earning Assets	174,194			289,672
Total Assets	$4,141,281			$4,096,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$402,663	$727	0.24%	$308,617	$926	0.40%
Money Market	361,204	877	0.32%	179,546	692	0.51%
Savings	657,101	507	0.10%	590,534	470	0.11%
Certificates of Deposit	1,522,384	15,328	1.35%	1,855,027	26,076	1.88%
Total Interest-Bearing Deposits	$2,943,352	$17,439	0.79%	$2,933,724	$28,164	1.28%
Federal Funds Purchased	—	—	—%	73	1	1.83%
Federal Home Loan Bank Borrowings	31,282	276	1.18%	29,161	260	1.19%
Other Borrowings	3,090	116	5.02%	1,303	52	5.33%
Total Borrowings	34,372	392	1.52%	30,537	313	1.37%
Total Interest-Bearing Liabilities	2,977,724	17,831	0.80%	2,964,261	28,477	1.28%
Noninterest-Bearing Liabilities	767,207			646,924
Shareholders' Equity	396,350			485,460
Total Liabilities and Shareholders' Equity	$4,141,281			$4,096,645
Net Interest Income(2)		$84,311			$80,788
Net Interest Margin(2)			2.84%			2.83%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Loan and deposit balances include held-for-assumption transactions in connection with sale of Bank branches.
Interest income increased $0.9 million, or 2.7% and decreased $6.5 million, or 6.0%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Interest income, on an FTE basis (non-GAAP), increased $0.7 million, or 1.9% and decreased $7.1 million, or 6.5%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. We are currently maintaining higher liquidity levels as a result of COVID-19 and resulting government stimulus programs. The change was primarily due to increases in average interest-earning assets of $113.4 million and $160.1 million for the three and nine months ended September 30, 2021, respectively, offset by lower short-term interest rates compared to the same periods in 2020. Average interest-bearing deposits with banks increased $87.3 million for the nine months ended September 30, 2021, and the average rate earned decreased 23 basis points for the nine months ended September 30, 2021 compared to the same period in 2020. Average loan balances decreased $66.8 million, due to the loan sale, and increased $5.1 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, which included PPP loan production that began in the second quarter of 2020. Average PPP loans totaled $24.5 million through September 30, 2021. The average rate earned on loans decreased 20 and 22 basis points for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to lower short-term interest rates. Average investment securities increased $115.9 million and $68.8 million and the average rate earned decreased 37 and 54 basis points for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The change in investment securities is the result of active balance sheet management as our portfolio has been diversified as to bond types, maturities, and interest rate structures.
Interest expense decreased $3.0 million and $10.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decrease was primarily due to lower short-term interest rates in 2021 as compared to 2020 as well as the intentional runoff of higher cost certificates of deposit (“CDs”). Interest expense on deposits decreased $3.0 million and $10.7 million for the three and nine months ended September 30, 2021, respectively, compared to

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
the same periods in 2020 primarily due to the decline in the average balance of CDs. The decrease of $365.8 million or 20.3% and $332.6 million or 17.9% in the average balance of CDs for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 was primarily due to the intentional runoff of these higher cost CDs. Interest-bearing demand accounts increased $94.1 million and $94.0 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The average rate paid on interest-bearing deposits decreased 42 and 49 basis points for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to lower short-term interest rates. Overall, the cost of interest-bearing liabilities decreased 41 and 48 basis points for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Month Ended September 30, 2021 Compared to September 30, 2020			Nine Months Ended September 30, 2021 Compared to September 30, 2020
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$20	$24	$44	$149	$(235)	$(86)
Tax-free Investment Securities(2)	(227)	(8)	(235)	(121)	(49)	(170)
Taxable Investment Securities	596	(583)	13	1,098	(3,056)	(1,958)
Total Securities	369	(591)	(222)	977	(3,105)	(2,128)
Tax-free Loans(1)(2)	(982)	(65)	(1,047)	(2,919)	2	(2,917)
Taxable Loans(1)	683	1,209	1,892	4,143	(6,063)	(1,920)
Total Loans	(299)	1,144	845	1,224	(6,061)	(4,837)
Federal Home Loan Bank Stock	(16)	7	(9)	(35)	(37)	(72)
Total Interest-Earning Assets	$74	$584	$658	$2,315	$(9,438)	$(7,123)

Interest Paid on:
Interest-Bearing Demand	$64	$(24)	$40	$233	$(432)	$(199)
Money Market	172	(76)	96	510	(325)	185
Savings	18	(10)	8	68	(31)	37
Certificates of Deposit	(1,418)	(1,774)	(3,192)	(4,168)	(6,580)	(10,748)
Total Interest-Bearing Deposits	(1,164)	(1,884)	(3,048)	(3,357)	(7,368)	(10,725)
Federal Funds Purchased	—	—	—	(1)	—	(1)
Federal Home Loan Bank Borrowings	(15)	3	(12)	19	(3)	16
Other Borrowings	26	(4)	22	67	(3)	64
Total Borrowings	11	(1)	10	85	(6)	79
Total Interest-Bearing Liabilities	$(1,153)	$(1,885)	$(3,038)	$(3,272)	$(7,374)	$(10,646)
Change in Net Interest Margin	$1,227	$2,469	$3,696	$5,587	$(2,064)	$3,523
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
The provision for credit losses decreased $3.3 million to $(0.4) million and $10.8 million to $2.4 million for the three and nine months ended September 30, 2021, respectively, compared to $2.9 million and $13.2 million for the same periods in 2020. The provision for unfunded commitments included a release of $0.1 million and a release of $0.9 million for the three and nine months ended September 30, 2021. For the three months ended September 30, 2021, the decrease in the provision for credit

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
losses was primarily driven by the release of $3.1 million to the ACL due to nine loans within two performing relationships. These loans were included in the commercial real estate loan segment, during the third quarter of 2021 with an aggregate unpaid principal balance of $50.2 million that were previously reserved. This decrease was offset by the increase of $1.6 million of special qualitative reserves in connection with increased uncertainty in credit quality with respect to two loans with an aggregate unpaid balance of $12.0 million in the commercial real estate loan segment.

During the three and nine months ended September 30, 2021, management observed that $62.0 million of loans that were previously in the deferral program were recovering at rates much lower than peers. Accordingly, management sold $50.2 million of these loans during the three months ended September 30, 2021 and has developed a workout strategy with the remaining two loans with an aggregate unpaid balance of $12.0 million. The qualitative reserves were established given the uncertainty of the future performance of these borrowers.
Adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to certain loans on deferral. Management reviewed and analyzed the monthly operating statements of commercial clients in the Part III deferral program. The deferral program expired June 30, 2021. The majority of our clients in the deferral program experienced recoveries starting in the spring of 2021. Based on the ongoing review of operating statements, management identified a lag in recovery with respect to loans with an aggregate principal balance of $62.0 million. These loans were addressed throughout the nine months ended September 30, 2021 as additional information was received and analyzed as follows. The Day 1 model recognized the deterioration of loans with an aggregate principal balance of $42.8 million which resulted in current expected losses of $10.2 million. In the quarter ended March 31, 2021 the model recognized the deterioration of a loan with a principal balance of $8.1 million which resulted in current expected losses of $1.5 million and an additional $0.6 million standard qualitative general reserve. In the third quarter ended September 30, 2021, the Bank sold these loans with an unpaid principal balance of $50.2 million which resulted in charge-offs totaling $9.2 million and a net release of reserves of $3.1 million. Additionally, in the third quarter ended September 30, 2021, the model recognized the deterioration of loans with an aggregate principal balance of $12.0 million, which resulted in current expected losses of $1.6 million. In summary, out of the $398.5 million in the deferral program as of June 30, 2021, only $12.0 million of these loans remain a concern for the quarter ended September 30, 2021 and have been adequately reserved.
Net charge-offs were $9.6 million and $18.8 million for the three and nine months ended September 30, 2021, respectively, compared to $0.4 million and $2.0 million for the same periods in 2020. During the three months ended September 30, 2021, the increase in net charge-offs was primarily due to $9.2 million in charge-offs related to the aforementioned sale of two relationships that included nine loans that had been previously reserved. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 1.30% and 0.85% for the three and nine months ended September 30, 2021, respectively, compared to 0.05% and 0.09% for the same periods in 2020.
At September 30, 2021, we had low nonperforming loans, with such nonperforming loans decreasing $23.1 million to $8.9 million, compared to $32.0 million at December 31, 2020. The decline is due to the aforementioned resolution of our two largest nonperforming relationships during the second quarter of 2021 which resulted in net charge-offs of $6.3 million and $1.9 million, respectively, of which $13.1 million was previously reserved. Nonperforming loans as a percentage of total portfolio loans were 0.31%, 1.09% and 1.35% as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.
At September 30, 2021, the adoption of Topic 326 and subsequent measurement under this standard, resulted in an increase to our ACL of $45.2 million, to $99.3 million compared to $54.1 million at December 31, 2020. The ACL as a percentage of total portfolio loans was 3.44% at September 30, 2021 and 1.83% at December 31, 2020.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Gain on Sales of Securities, net	$1,341	$2,388	$(1,047)	(43.8)%	$6,450	$5,923	$527	8.9%
Service Charges, Commissions and Fees	1,660	1,205	455	37.8%	4,958	3,045	1,913	62.8%
Debit Card Interchange Fees	1,751	1,559	192	12.3%	5,456	4,270	1,186	27.8%
Insurance Commissions	427	482	(55)	(11.4)%	1,099	2,123	(1,024)	(48.2)%
Bank Owned Life Insurance Income	349	351	(2)	(0.6)%	1,031	1,054	(23)	(2.2)%
Other Real Estate Owned Income	7	58	(51)	(87.9)%	82	279	(197)	(70.6)%
Commercial Loan Swap Fee Income	1,096	1,572	(476)	(30.3)%	2,057	3,120	(1,063)	(34.1)%
Other	284	360	(76)	(21.1)%	1,972	1,177	795	67.5%
Total Noninterest Income	$6,915	$7,975	$(1,060)	(13.3)%	$23,105	$20,991	$2,114	10.1%
Total noninterest income decreased $1.1 million, or 13.3%, to $6.9 million for the three months ended September 30, 2021 and increased $2.1 million, or 10.1%, to $23.1 million for the nine months ended September 30, 2021 compared to the same periods in 2020. The decrease of $1.1 million for the three months ended September 30, 2021 compared to the same period in 2020 was related to declines in net security gains of $1.0 million and lower commercial loan swap fee income of $0.5 million due to the timing and demand for this product in the current low interest rate environment. These decreases were offset by increases of $0.5 million in service charges on deposit accounts due to reinstating fees that we previously waived during 2020 for customers affected by the COVID-19 pandemic and higher debit card interchange fees of $0.2 million due to usage.
For the nine months ended September 30, 2021 compared to the same period in 2020, the increase of $2.1 million in total noninterest income was driven by increases in service charges on deposit accounts of $1.9 million, debit card interchange fees of $1.2 million, a year-to-date gain of $0.5 million on the sale of four bank branches included in other income and higher net security gains of $0.5 million. The increase in security gains of $0.5 million for the nine months ended September 30, 2021, to $6.5 million compared to $5.9 million for the same period in 2020 was due to the Company taking advantage of market opportunities, and repositioning and diversifying holdings in its securities portfolio. The above increases were offset by lower commercial loan swap fee income of $1.1 million, a decline in insurance commissions of $1.0 million and lower OREO income of $0.2 million.
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and Employee Benefits	$12,816	$13,036	$(220)	(1.7)%	$39,084	$39,106	$(22)	(0.1)%
Occupancy Expense, net	3,333	3,413	(80)	(2.3)%	10,298	10,077	221	2.2%
FDIC Insurance Expense	582	547	35	6.4%	1,882	1,628	254	15.6%
Other Taxes	825	809	16	2.0%	2,305	2,343	(38)	(1.6)%
Advertising Expense	196	404	(208)	(51.5)%	586	1,410	(824)	(58.4)%
Telephone Expense	519	578	(59)	(10.2)%	1,707	1,725	(18)	(1.0)%
Professional and Legal Fees	1,244	1,474	(230)	(15.6)%	3,908	3,310	598	18.1%
Data Processing	1,018	836	182	21.8%	2,893	1,917	976	50.9%
Losses on Sales and Write-downs of Other Real Estate Owned, net	608	1,305	(697)	(53.4)%	3,423	1,357	2,066	152.2%
Losses on Sales and Write-downs on Bank Premises, net	7	17	(10)	(58.8)%	114	88	26	29.5%
Debit Card Expense	700	764	(64)	(8.4)%	2,045	1,989	56	2.8%
Tax Credit Amortization	427	272	155	57.0%	1,281	816	465	57.0%
Unfunded Loan Commitment Expense	—	(348)	348	(100.0)%	—	251	(251)	(100.0)%
Other Real Estate Owned Expense	84	94	(10)	(10.6)%	280	411	(131)	(31.9)%
Goodwill Impairment Expense	—	62,192	(62,192)	(100.0)%	—	62,192	(62,192)	(100.0)%
Other	2,326	1,907	419	22.0%	6,243	6,314	(71)	(1.1)%
Total Noninterest Expense	$24,685	$87,300	$(62,615)	(71.7)%	$76,049	$134,934	$(58,885)	(43.6)%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Total noninterest expense decreased $62.6 million, or 71.7%, for the three months ended September 30, 2021 and decreased $58.9 million, or 43.6%, for the nine months ended September 30, 2021 compared to the same periods in 2020. The most significant decrease for both the three and nine month periods was driven by a one-time charge resulting from goodwill impairment of $62.2 million recorded in the third quarter of 2020. Also impacting the decrease for the three months ended September 30, 2021 was $0.7 million lower losses on sales and write-downs of OREO, net, a decrease in professional and legal fees of $0.2 million, lower salaries and employee benefits of $0.2 million and lower advertising expenses of $0.2 million. Offsetting these decreases were increases of $0.4 million in other noninterest expense, which included a finder’s fee for the sale of the two credit relationships, $0.3 million increase in unfunded loan commitment expense related to the reclass to the provision for credit losses as a result of the adoption of Topic 326, a $0.2 million increase in data processing expense and $0.2 million in tax credit amortization.
Along with the above mentioned one-time goodwill impairment charge of $62.2 million, the decrease in total noninterest expense for the nine months ended September 30, 2021 included an increase for a nonrecurring write-down of $3.0 million for closed bank branches included in losses on sales and write-downs of OREO, net. These branches were closed in the second quarter of 2021, transferred to OREO and marketed for sale resulting in the $3.0 million nonrecurring write-down. Also decreasing for the period was $0.8 million in in advertising expenses due to the sunset of our deposit acquisition strategy in the fourth quarter of 2020, $0.3 million lower unfunded loan commitment expense and $0.1 million lower OREO expenses. Offsetting these decreases for the nine months ended September 30, 2021 were increases of $1.0 million in data processing expenses due to an increase in customer accounts and new modules added to our core processor, $0.6 million higher professional and legal fees, $0.5 million increase in the amortization of tax credits, $0.3 million in higher FDIC insurance expenses and a $0.2 million increase in occupancy expenses.
Provision for Income Taxes
The provision for income taxes increased $0.1 million and $2.1 million to $0.9 million and $2.7 million for the three and nine months ended September 30, 2021, respectively, compared to $0.9 million and $0.6 million for the same periods in 2020. Pre-tax income increased $68.9 million and $76.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. A full goodwill impairment charge in the amount of $62.2 million was recorded in the third quarter of 2020. Our effective tax rate was 7.7% and 9.5% for the three and nine months ended September 30, 2021, respectively, compared to negative 1.5% and negative 1.3% for the same periods in 2020. The increase in the effective tax rate is primarily due to a higher level of pre-tax income and a lower level of tax-exempt interest income. The nondeductible goodwill impairment charge was the reason for the decreased effective tax rate for the three and nine period ended September 30, 2020. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and BOLI, which are relatively consistent regardless of the level of pre-tax income.
Financial Condition
September 30, 2021
Total assets decreased $45.1 million, to $4.1 billion at September 30, 2021 compared to $4.2 billion at December 31, 2020. Federal Reserve Bank excess reserves decreased $42.2 million to $121.3 million at September 30, 2021 from $163.5 million at December 31, 2020 due to active balance sheet management.
Total portfolio loans decreased $63.0 million, or 2.9% on an annualized basis, to $2.9 billion at September 30, 2021 compared to December 31, 2020 primarily due to several large commercial loan payoffs. The variances in loan segments for portfolio loans is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not applied to periods during 2020 and prior years, therefore showing fluctuations in all categories. At March 31, 2021, the initial break-out of Other loans related to the adoption of Topic 326 totaled $373.4 million consisting of $136.3 million of Commercial Real Estate, (“CRE”), $77.8 million of Commercial and Industrial (“C&I”), $49.6 million of Residential Mortgages and $109.7 million of Construction. This segment of loans has unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this segment resulted in an increase in reserves of $51.3 million.
OREO decreased $2.5 million at September 30, 2021 compared to December 31, 2020 due to 20 branch closures that were completed and 13 of those that were sold as part of our branch network optimization project that aligns with our strategic goals

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
to enhance franchise value and improve operating efficiency. Closed retail bank offices increased $0.3 million and have a remaining book value of $2.8 million at September 30, 2021 compared to $2.5 million at December 31, 2020.
The securities portfolio increased $118.8 million and is currently 21.7% of total assets at September 30, 2021 compared to 18.6% of total assets at December 31, 2020. The increase is a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.
Total deposits decreased $18.2 million to $3.7 billion at September 30, 2021 as compared to December 31, 2020. The decline from December 31, 2020 was due to the intentional runoff of $211.8 million of higher cost CDs and $84.7 million of deposits held-for-assumption in connection with the sale of four bank branches, which were completed during the second quarter of 2021. Offsetting these decreases was an increase of $278.3 million, or 14.0% in core deposits, which includes noninterest-bearing and interest-bearing demand deposits, money market accounts and savings accounts. At September 30, 2021, noninterest-bearing deposits comprised 19.7% compared to 19.0% of total deposits at December 31, 2020, respectively. CDs comprised 38.3% and 43.8% of total deposits at September 30, 2021 and December 31, 2020, respectively.
Total capital decreased by $34.3 million to $405.9 million at September 30, 2021 compared to $440.2 million at December 31, 2020. The decrease in equity was primarily due to the $50.7 million cumulative-effect adjustment related to the adoption of Topic 326, a $10.3 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities partially offset by net income of $26.0 million for the nine months ended September 30, 2021. The remaining difference of $0.7 million is related to stock-based compensation during the nine months ended September 30, 2021.
The ACL was 3.44% of total portfolio loans at September 30, 2021 compared to an allowance for loan losses of 1.83% as of December 31, 2020. General reserves as a percentage of total portfolio loans were 3.35% at September 30, 2021 compared to 1.32% at December 31, 2020. Management believes, the ACL is adequate to absorb expected losses inherent in the loan portfolio.
The Company remains well capitalized. Our Tier 1 capital ratio increased to 13.85% at September 30, 2021 compared to 13.08% at December 31, 2020. Our leverage ratio was 10.48% at September 30, 2021, compared to 10.26% at December 31, 2020 and total risk-based capital ratio was 15.11% at September 30, 2021 compared to 14.33% at December 31, 2020. We adopted CECL effective January 1, 2021 and elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period.
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	September 30, 2021	December 31, 2020	$ Change
U.S. Treasury Securities	$4,419	$—	$4,419
U.S. Government Agency Securities	3,478	—	3,478
Residential Mortgage-Backed Securities	83,898	44,724	39,174
Commercial Mortgage-Backed Securities	4,222	5,447	(1,225)
Asset Backed Securities	140,202	133,557	6,645
Collateralized Mortgage Obligations	272,976	218,359	54,617
Small Business Administration	108,378	99,145	9,233
States and Political Subdivisions	231,907	252,622	(20,715)
Corporate Notes	48,066	24,825	23,241
Total Debt Securities	$897,546	$778,679	$118,867
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
The securities portfolio increased by $118.8 million to $897.5 million at September 30, 2021 as compared to $778.7 million at December 31, 2020. Securities comprise 21.7% of total assets at September 30, 2021 as compared to 18.6% at December 31,

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
2020. The increase is a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.
At September 30, 2021 total gross unrealized gains in the available-for-sale portfolio were $12.0 million, offset by $5.2 million of gross unrealized losses. At December 31, 2020, total gross unrealized gains in the available-for-sale portfolio were $22.6 million offset by $2.7 million of gross unrealized losses.
Management evaluates the securities portfolio for other-than-temporary impairment (“OTTI”) on a quarterly basis. At September 30, 2021 and December 31, 2020, the Company did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Commercial
Commercial Real Estate	$1,346,953	$1,453,799
Commercial and Industrial	387,402	557,164
Total Commercial Loans	1,734,355	2,010,963
Consumer
Residential Mortgages	449,118	472,170
Other Consumer	44,953	57,647
Total Consumer Loans	494,071	529,817
Construction	297,337	406,390
Other	358,394	—
Total Portfolio Loans	2,884,157	2,947,170
Loans Held-for-Sale	4,889	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	9,835
Total Loans	$2,889,046	$2,982,442
Our loan portfolio represents our most significant source of interest income. The risk that borrowers will be unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
Total portfolio loans decreased $63.0 million, or 2.1%, to $2.9 billion at September 30, 2021 compared to December 31, 2020. The variances in loan segments for portfolio loans is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not adjusted to the comparable period, therefore showing fluctuations in all categories. At March 31, 2021 the initial break-out of Other loans related to the adoption of Topic 326 totaled $373.4 million consisting of $136.3 million of CRE, $77.8 million of C&I, $49.6 million of Residential Mortgages and $109.7 million of Construction. This segment of loans includes unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this segment resulted in an increase in reserves of $51.3 million.
Nonperforming loans decreased $23.1 million, or 72.3%, to $8.9 million at September 30, 2021 compared to $32.0 million at December 31, 2020. The decline from December 31, 2020 is due to the resolution of our two largest nonperforming credits during the second quarter of 2021. OREO decreased $2.5 million at September 30, 2021 compared to December 31, 2020 due to 20 branches that were closed during the second quarter of 2021, and moved to OREO and marketed for sale resulting in a $3.0 million one-time write-down. During the first nine months of 2021, 20 branch closures were completed and 13 were sold as part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency. Closed retail bank offices increased $0.3 million and have a remaining book value of $2.8 million at September 30, 2021 compared to $2.5 million at December 31, 2020.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The commercial portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations.
Our exposure to the hospitality industry at September 30, 2021 equated to approximately $451.4 million, or 15.6% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. Starting in the second quarter of 2021, we have observed improvements in occupancy and the average daily rates for our hotel clients following sharp declines through the pandemic. However our clients are now facing enormous challenges when it comes to attracting labor, which impedes their ability to turnover rooms resulting in occupancy constraints. This has caused, or may cause, them to operate with lower levels of liquidity and an inability to reserve for capital improvements forcing them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to pay property expenses, capital improvements and/or repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.
Aggregate commitments to our top 10 credit relationships were $747.0 million at September 30, 2021. The Other segment represents 47.4% of the top 10 credit relationships.
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending		Change	9/30/2021 % of Gross Loans	9/30/2021 % of RBC
	September 30, 2021	December 31, 2020
1. Hospitality, agriculture & energy	$354,240	$375,990	($21,750)	12.26%	74.07%
2. Hospitality	63,855	61,691	2,164	2.21%	13.35%
3. Retail real estate & food services	56,258	55,373	885	1.95%	11.76%
4. Industrial & retail real estate	47,425	41,439	5,986	1.64%	9.92%
5. Multifamily, lumber & retail	44,008	35,322	8,686	1.52%	9.20%
6. Hospitality	37,584	37,435	149	1.30%	7.86%
7. Multifamily development	36,720	40,874	(4,154)	1.27%	7.68%
8. Retail real estate	36,619	35,388	1,231	1.27%	7.66%
9. Multifamily & student housing	35,749	38,787	(3,038)	1.24%	7.47%
10. Hospitality	34,591	36,086	(1,495)	1.20%	7.23%
Top Ten (10) Relationships	747,049	758,385	(11,336)	25.86%	156.20%
Total Gross Loans	2,889,046	2,982,442	(93,396)
% of Total Gross Loans	25.86%	25.43%	12.14%
Concentration (25% of RBC)	$119,565	$116,300
Line utilization, unused commitments, excluding consumer overdraft lines, were $394.4 million at September 30, 2021 as compared to $410.7 million at December 31, 2020. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization, excluding consumer overdraft lines, was 55.4% at September 30, 2021, as compared to 52.2% at December 31, 2020. Commercial line utilization was 55.6% at September 30, 2021, as compared to 51.7% at December 31, 2020.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Secondly, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Mortgage loans held-for-sale were $4.9 million and $25.4 million at September 30, 2021 and December 31, 2020, respectively.
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
Unsecured loans pose a higher risk for the Company due to the lack of a well-defined secondary source of repayment. Commercial unsecured loans are reserved for the best quality customers with well-established businesses that operate with low financial and operating leverage and demonstrate an ability to clear the outstanding balance on lines of credit for at least thirty consecutive days annually. The repayment capacity of the borrower should exceed all policy and guidelines for secured loans.
On a quarterly basis, the Credit Risk Committee of the Board meets to review our loan portfolio metrics, segmentation guidelines, and loan review findings from the previous quarter. Annually, this same committee reviews credit related policies and policy enhancements as they become available.
Additional credit risk management practices include periodic review and update of our lending policies and procedures to support sound underwriting practices and portfolio management through portfolio stress testing. Our loan review serves as a mechanism to individually monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms.
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
Quantitative Analysis. The Company elected to use Discounted Cash Flow (“DCF”), which calculates a net present value of expected future cash flows, adjusted for the expected life of the portfolio. Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long-term average and utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. Economic forecasts spanning four quarters are utilized and then reverted to the long-term average to form the estimation of expected future cash flows. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output, analyzes the forecast inputs in relation to the model’s calibration and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective. The Day 1 CECL model and the model ended September 30, 2021, recognized the deterioration of loans with an aggregate principal balance of $42.8 million, which resulted in current expected losses of $10.2 million. In the quarter ended March 31, 2021 the model recognized the deterioration of a loan with a principal balance of $8.1 million which resulted in current expected losses of $1.5 million and an additional $0.6 million standard qualitative general reserve. In the third quarter

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
ended September 30, 2021, the bank sold these loans with an unpaid principal balance of $50.2 million, which resulted in charge-offs totaling $9.2 million and a net release of reserves of $3.1 million. Additionally, in the third quarter ended September 30, 2021, the model recognized the deterioration of loans with an aggregate principal balance of $12.0 million, which resulted in current expected losses of $1.6 million. Certain loans exhibit more than expected deterioration and the risk rating has been downgraded to non-pass to reflect the increased risk.
Management elected to create reserves with the adoption of the CECL model. These reserves were developed in addition to the model’s methodology. The model introduced a segmented portfolio of loans for discrete analysis. This segmented pool has unique risk attributes considered inconsistent with current underwriting standards.
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the incurred loss model. With the adoption of CECL, management elected to separately evaluate certain loans from the Quantitative Analysis based on shared but unique risk attributes. These loans are included in the Other segment of the model. These loans were underwritten and approved based on standards that are inconsistent with our current underwriting standards, which have been enhanced by current management. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, and iii) land acquisition loans without a defined source of amortization. A general reserve of $56.0 million, which is an increase from the $4.7 million under the probable incurred loss model, was established based on the discounted cash flow method with a discount rate, which was quantitatively adjusted.
The following tables summarize activity in the ACL during the period presented and present supplemental asset quality information as of the dates presented.

	Three Months Ended September 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319
Provision for Credit Losses on Loans	(304)	4	266	410	(789)	—	(413)
Charge-offs	(9,187)	(188)	(56)	(424)	—	—	(9,855)
Recoveries	9	3	1	198	32	—	243
Net (Charge-offs) / Recoveries	(9,178)	(185)	(55)	(226)	32	—	(9,612)
Balance at End of Period	$18,659	$4,533	$5,578	$1,405	$7,388	$61,731	$99,294
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

	Nine Months Ended September 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other (1)	Total
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$34,871	$3,643	$2,000	$2,479	$6,357	$4,724	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	61,642
Provision for Credit Losses on Loans	(5,523)	(298)	327	1,157	1,018	5,730	2,411
Charge-offs	(17,425)	(196)	(273)	(1,833)	—	—	(19,727)
Recoveries	149	5	168	479	93	—	894
Net (Charge-offs) / Recoveries	(17,276)	(191)	(105)	(1,354)	93	—	(18,833)
Balance at End of Period	$18,659	$4,533	$5,578	$1,405	$7,388	$61,731	$99,294
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	September 30, 2021		December 31, 2020
Net Charge-offs to Average Portfolio Loans	0.85%	*	0.09%
Allowance for Credit Losses to Total Portfolio Loans	3.44%		1.83%
Annualized
The adoption of Topic 326 resulted in an increase to our ACL of $61.6 million on January 1, 2021. The Day 1 model introduced a segmented portfolio of loans for discrete analysis. This segmented pool had an aggregate principal balance of $380.0 million at adoption and includes unique risk attributes considered inconsistent with current underwriting standards. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, and iii) land acquisition loans without a defined source of amortization. Management continuously assesses underwriting standards but significantly enhanced these standards in 2018. The analysis applied to this pool resulted in expected credit losses of $51.3 million, at adoption and is disclosed in the Other segment item in the table above.
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
The ACL increased $45.2 million to $99.3 million at September 30, 2021 as compared to an allowance for loan losses of $54.1 million at December 31, 2020 primarily due to the Day 1 adoption of CECL of $61.6 million. During the nine months of 2021 adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to certain loans on deferral. The decrease in the provision for credit losses was primarily driven by a decrease of $3.1 million to the ACL due to the sale of two performing relationships that included nine loans during the third quarter of 2021 with an aggregate unpaid principal balance of $50.2 million that were previously reserved. The nine loans were comprised of six loans, a resort loan and other commercial assets. This decrease was offset by the increase of $1.6 million of special qualitative reserves in connection with increased uncertainty in credit quality with respect to two loans with an aggregate unpaid balance of $12.0 million in the commercial real estate loan segment. Management monitored loans in the deferral program monthly. The deferral program expired as of June 30, 2021. During the three months ended September 30, 2021, management observed that $62.0 million of loans in the deferral program were recovering at rates much lower than peers. Accordingly, management sold $50.2 million of these loans in the third quarter of 2021 and has developed a workout strategy with the remaining two loans with an aggregate unpaid balance of $12.0 million. The qualitative reserves were established given the uncertainty of the future performance of these borrowers.
The ACL was $99.3 million, or 3.44%, of total portfolio loans at September 30, 2021, as compared to an allowance for loan losses of $54.1 million, or 1.83% of total portfolio loans at December 31, 2020.
Net charge-offs were $9.6 million and $18.8 million for the three and nine months ended September 30, 2021, respectively, compared to $0.4 million and $2.0 million for the same periods in 2020. During the third quarter of 2021, nine loans within two performing relationships were sold with an aggregate unpaid principal balance of $50.0 million that were previously reserved. This sale resulted in charge-offs of $9.2 million during the third quarter of 2021 and was previously reserved. As a percentage

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
of average portfolio loans, on an annualized basis, net charge-offs were 0.85% and 0.09% for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively. Nonperforming loans decreased $23.1 million, or 72.3%, to $8.9 million at September 30, 2021 compared to $32.0 million at December 31, 2020. Nonperforming loans as a percentage of total portfolio loans were 0.31%, 1.09% and 1.35% as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.
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
As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate given to the borrower is considered to be lower than the current market rate for new debt with similar risk and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted due to the long extension, resulting in payment delay as well as the rate being lower than current market rate for new debt with similar risk. The loan will be reported as a nonaccrual TDR and an individually evaluated loan if the principal balance is equal to or greater than $1.0 million. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time principal and interest payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. For the loan’s remaining life, it will continue to be individually evaluated because the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk.
TDRs increased $45.0 million, or 33.5% to $179.2 million at September 30, 2021 compared to $134.2 million at December 31, 2020. The Company had $78.0 million new additions offset by $24.8 million of principal pay-downs and $8.2 million in charge-offs for the resolution of our two largest nonperforming credits during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company had five loans that were modified totaling $78.0 million. These loans were included in the Other category and restructured with enhanced pricing and collateral position of the relationships, during the third quarter of 2021. TDRs of $3.2 million and $25.0 million as of September 30, 2021 and December 31, 2020, respectively, were loans modified as TDRs that experienced a payment default subsequent to the rework date and were classified as nonperforming.
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
Nonperforming assets consist of nonaccrual loans, nonaccrual TDRs and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	September 30, 2021	December 31, 2020	$ Change
Nonperforming Loans
Commercial Real Estate	$606	$224	$382
Commercial and Industrial	547	456	91
Construction	1,920	2,012	(92)
Residential Mortgages	2,500	4,135	(1,635)
Other Consumer	77	191	(114)
Other	—	—	—
Total Nonperforming Loans	5,650	7,018	(1,368)

Nonperforming Troubled Debt Restructurings
Commercial Real Estate	146	21,667	(21,521)
Commercial and Industrial	—	—	—
Construction	3,071	3,319	(248)
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Other	—	—	—
Total Nonperforming Troubled Debt Restructurings	3,217	24,986	(21,769)
Total Nonperforming Loans and Troubled Debt Restructurings	8,867	32,004	(23,137)
Other Real Estate Owned	13,265	15,722	(2,457)
Total Nonperforming Assets	$22,132	$47,726	$(25,594)

	September 30, 2021	December 31, 2020
Nonperforming Loans and Troubled Debt Restructurings to Total Portfolio Loans	0.31%	1.09%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	0.76%	1.61%
Nonperforming assets decreased $25.6 million to $22.1 million at September 30, 2021 compared to $47.7 million at December 31, 2020. The decrease was primarily related to the resolution of our two largest nonperforming relationships, offset by a $2.5 million decrease in OREO. The decrease in OREO, from December 31, 2021, was primarily due to the sale of the closed retail offices during the second quarter of 2021. Closed retail bank offices have a remaining book value of $2.8 million at September 30, 2021 and $2.5 million at December 31, 2020. The gross amount of interest that would have been recorded under original terms had these loans not been placed on nonaccrual status was $0.8 million and $1.9 million during the three

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
and nine months ended September 30, 2021, respectively. There were $7 thousand nonaccrual loans related to loans held-for-sale at December 31, 2020.
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
The following table summarizes portfolio loans past due 30-89 days for the periods presented:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$6,861	$3,816
Commercial and Industrial	1,308	384
Total Commercial Loans	8,169	4,200
Consumer
Residential Mortgages	376	1,347
Other Consumer	291	573
Total Consumer Loans	667	1,920
Construction	—	284
Other	—	—
Total Loans 30 to 89 Days Past Due	$8,836	$6,404
Portfolio loans past due 30 to 89 days or more and still accruing increased $2.4 million to $8.8 million at September 30, 2021 compared to $6.4 million at December 31, 2020. The variances in loan segments for past due 30 to 89 days is primarily related to the adoption of Topic 326. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not adjusted to the comparable period, therefore showing fluctuations in all categories.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
Noninterest-Bearing Demand	$722,145	$699,229	$22,916	3.3%
Interest-Bearing Demand	433,144	366,201	66,943	18.3%
Money Market	432,167	294,229	137,938	46.9%
Savings	676,035	625,482	50,553	8.1%
Certificate of Deposits	1,402,982	1,614,770	(211,788)	(13.1)%
Deposits Held for Assumption in Connection with Sale of Bank Branches	—	84,717	(84,717)	(100.0)%
Total Deposits	$3,666,473	$3,684,628	$(18,155)	(0.5)%
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new depositors while diversifying the deposit composition. Total deposits at September 30, 2021 decreased $18.2 million, or 0.5%, from December 31, 2020. The decrease in deposits primarily related to the $211.8 million, or 13.1%, decline in CDs at September 30, 2021 compared to December 31, 2020 due to the intentional runoff of higher cost CDs, and $84.7 million of deposits held-for-assumption, at December 31, 2020, in connection with the sale of four bank branches which were sold during the second quarter of 2021. These decreases were offset by increases in our core deposits, including $137.9 million in money market accounts due to our deposit acquisition strategy, a $66.9 million increase in interest-bearing demand deposits, a $50.6 million increase in savings accounts due to promotions and an increase of $22.9 million in noninterest-bearing demand accounts. Noninterest-bearing deposits comprised 19.7% and 19.0% of total deposits at September 30, 2021 and December 31, 2020, respectively.
Federal Home Loan Bank Borrowings (“FHLB”)
Borrowings are an additional source of liquidity for the Company. FHLB borrowings were $30.0 million and $35.0 million at September 30, 2021 and December 31, 2020, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at September 30, 2021 and December 31, 2020. Total loans pledged as collateral were $908.7 million and $804.2 million at September 30, 2021 and December 31, 2020, respectively. There were no securities available-for-sale pledged as collateral at both September 30, 2021 and December 31, 2020. The Company continues to methodically pledge additional eligible loans and expect continued progress in additional pledging throughout the year. The Bank is eligible to borrow up to an additional $555.9 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25.0% of the Company’s assets, as of September 30, 2021. The Company had the capacity to borrow up to an additional $510.5 million from the FHLB at December 31, 2020.
Information pertaining to long-term FHLB borrowings is summarized in the following table:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Balance at Period End	$30,000	$35,000
Average Balance during the Period	$31,282	$30,628
Average Interest Rate during the Period	1.18%	1.18%
Maximum Month-end Balance during the Period	$35,000	$35,000
Average Interest Rate at Period End	1.15%	1.13%
The Company held FHLB Atlanta stock of $3.2 million and $5.1 million at September 30, 2021 and December 31, 2020, respectively. Dividends recorded on this restricted stock were $30 thousand and $98 thousand for the three and nine months ended September 30, 2021, respectively. Dividends recorded on this restricted stock were $39 thousand and $170 thousand for the three and nine months ended September 30, 2020, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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
Our primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $724.7 million of unpledged available-for-sale investment securities as an additional source of liquidity.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2021, the Bank had $912.3 million in highly liquid assets, which consisted of $61.4 million in interest-bearing deposits in other financial institutions, $121.3 million in FRB Excess Reserves, $724.7 million in unpledged securities and $4.9 million in mortgage loans held-for-sale. This resulted in a highly liquid assets to total assets ratio of 22.1% at September 30, 2021.
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Cash and Due From Banks	$43,061	$38,535
Interest-bearing Deposits in Other Financial Institutions	61,435	39,954
Federal Reserve Bank Excess Reserves	121,300	163,453
Unpledged Investment Securities	724,670	632,724
Excess Pledged Securities	41,623	7,857
FHLB Borrowing Availability	555,866	510,533
Unsecured Lines of Credit	145,000	145,000
Total Liquidity Sources	$1,692,955	$1,538,056
Regulatory Capital Requirements
Total shareholders’ equity decreased by $34.3 million to $405.9 million at September 30, 2021 compared to $440.2 million at December 31, 2020. The decrease was primarily due to the $50.7 million cumulative-effect adjustment related to the adoption of Topic 326, a $10.3 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
sale securities partially offset by net income of $26.0 million. The remaining difference of $0.7 million is related to stock-based compensation during the nine months ended September 30, 2021.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At September 30, 2021, the Bank continues to maintain its capital position with a leverage ratio of 10.45% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 13.82% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 13.82% and 15.08%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”) became effective on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, we must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year and was 2.5% on January 1, 2019. Management believes as of September 30, 2021 and December 31, 2020, the Company and the Bank met all capital adequacy requirements to which we are subject and satisfied the applicable capital conservation buffer requirements.
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Adequately Capitalized	Well Capitalized(1)	September 30, 2021		December 31, 2020
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$438,524	10.48%	$424,453	10.26%
Common Equity Tier 1 (to Risk-weighted Assets)	4.50%	NA	438,524	13.85%	424,453	13.08%
Tier 1 Capital (to Risk-weighted Assets)	6.00%	NA	438,524	13.85%	424,453	13.08%
Total Capital (to Risk-weighted Assets)	8.00%	NA	478,261	15.11%	465,198	14.33%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$437,496	10.45%	$423,832	10.24%
Common Equity Tier 1 (to Risk-weighted Assets)	4.50%	6.50%	437,496	13.82%	423,832	13.06%
Tier 1 Capital (to Risk-weighted Assets)	6.00%	8.00%	437,496	13.82%	423,832	13.06%
Total Capital (to Risk-weighted Assets)	8.00%	10.00%	477,229	15.08%	464,578	14.31%
(1)To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to the Bank only.
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
In December 2018, the Office of the Comptroller of the Currency, (the “OCC”), the FRB, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, the regulators issued interim final rule (“IFR”), “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL effective January 1, 2021 and elected to implement the capital transition relief over the permissible three-year period.
Contractual Obligations
As of September 30, 2021, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2021, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.

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

	September 30, 2021		December 31, 2020
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
400	39.6%	26.8%	39.6%	20.1%
300	30.2%	22.3%	30.7%	17.5%
200	20.5%	16.6%	21.1%	13.8%
100	10.2%	9.2%	10.7%	8.1%
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
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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

CARTER BANKSHARES, INC.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of September 30, 2021, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the Bank and its directors were named as defendants in a lawsuit filed in the United States District Court for the Southern District of West Virginia (the “District Court”) by James C. Justice, II, Cathy L. Justice, James C. Justice, III and various related entities that he and/or they own and control (such entities, the “Justice Entities” and collectively, the “Justice Parties”). The allegations contained in the lawsuit related to a series of loans (the “Loans”) made by the Bank to certain Justice Entities that are secured by collateral pledged by certain Justice Entities and are backed by personal guarantees from James C. Justice, II and Cathy L. Justice and, in certain cases, by personal guarantees from James C. Justice, III. In July 2021, the Bank filed confessions of judgment against certain of the Justice Parties in Virginia state courts to collect amounts owed on certain of the Loans that were past due and in default.
In August 2021, the Bank and the Justice Parties reached an agreement to restructure the Loans. In connection with this agreement, the Bank obtained a voluntary dismissal with prejudice of the lawsuit filed by the Justice Parties in the District Court. The Bank withdrew the creditor collection actions it had filed against certain of the Justice Parties in Virginia state court.
The Bank believes that it is fully secured on all loans outstanding to the Justice Parties. In connection with the dismissal of the lawsuits and the restructuring of the Loans, the Justice Parties executed documents that waive any and all causes of action of any kind they might claim to have against the Bank, reaffirm the Loans owed to the Bank, and enhance the Bank’s collateral position, including cross-collateralizations, with respect to all loans outstanding to the Justice Parties.
The Company and the Bank denied and continue to deny all allegations contained in the lawsuit filed against the Bank by the Justice Parties. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the legal proceedings described above are concluded and will not have a material adverse effect on the Company’s consolidated financial statements as a whole.
ITEM 1A – RISK FACTORS
As of September 30, 2021, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2020 Annual Report on Form 10-K as supplemented by the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
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

CARTER BANKSHARES, INC. (Registrant)

Date: November 4, 2021	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)