Form 10-K
period 2021-12-31
Carter Bankshares, Inc.
filed 2022-03-11
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of Carter Bankshares, Inc.’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2021 was $325,891,342.
There were 25,357,994 shares of common stock of Carter Bankshares, Inc. outstanding as of March 8, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Carter Bankshares, Inc., to be filed pursuant to Regulation 14A for the 2022 annual meeting of shareholders to be held May 25, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements related to the COVID-19 pandemic and its potential additional impact on the Company, its markets and its customers, potential asset quality and net interest income developments, and the Company’s efficiency initiatives, and deferral programs and may otherwise relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, financial position, litigation to which the Company is or has been a party and the potential impacts thereof, and other matters regarding or affecting the Company and its future business and operations. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “believe,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to: changes in accounting policies, practices, or guidance, including for example, our adoption of Current Expected Credit Loss (“CECL”); credit losses; technological risks and developments; cyber-security threats, attacks or events; rapid technological developments and changes; the Company’s liquidity and capital positions; the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (such as the current COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattacks and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth; the effect of steps the Company takes or has taken in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact of loosening or tightening of government restrictions, the pace of economic recovery when the pandemic subsides and the impact it has on exacerbating many of the risks described herein; legislative or regulatory changes and requirements, including the impact of the Coronavirus Aide, Relief and Economic Security Act (the “CARES Act”), as amended by the Consolidated Appropriations Act, 2021 (the “CAA”), and other legislative and regulatory reactions to the COVID-19 pandemic; potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic, including, among other things, under the CARES Act, as amended by the CAA; sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve; inflation; a change in spreads on interest-earning assets and interest-bearing liabilities; regulatory supervision and oversight; legislation affecting the financial services industry as a whole, and the Company, in particular; the outcome of pending and future litigation and governmental proceedings; increasing price and product/service competition; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the Company’s strategic branch network optimization plan; managing our internal growth and acquisitions; the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or more costly than anticipated; containing costs and expenses; reliance on significant customer relationships; general economic or business conditions; deterioration of the housing market and reduced demand for mortgages; deterioration in the overall macroeconomic conditions or the state of the banking industry that could impact the re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses. Many of these factors, as well as other factors, are described throughout this Annual Report on Form 10-K, including Part I, Item 1A, Risk Factors and any of our subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1
ITEM 1. BUSINESS
General
Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia with assets of $4.1 billion at December 31, 2021. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered commercial bank which operates branches in Virginia and North Carolina and is the fourth largest state chartered commercial bank headquartered in Virginia, operating 69 branches across both states. The Bank provides a full range of financial services with retail, commercial banking products and insurance products.
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
Prior to the Effective Time, the Bank’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, it filed annual and quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). Upon consummation of the Reorganization, the Company’s common stock was deemed to be registered under Section 12(b) of the Exchange Act, pursuant to Rule 12g-3(a) promulgated thereunder, and the Company now files annual reports, proxy statements and other information with the SEC.
The Company’s common stock is traded on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol “CARE.”
Operations
The Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Bank incurs expenses for the cost of deposits, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
The Bank offers a full range of deposit services including LIFETIME FREE CHECKING, interest checking accounts, savings accounts, retirement accounts and other deposit accounts of various types, ranging from money market accounts to longer-term CDs. These products and services are available to our personal and business customers. The transaction accounts and time CDs are tailored to each of the Bank's principal markets at competitive rates. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, made permanent the $250,000 limit for federal deposit insurance, and the coverage limit applies per depositor, per insured depository institution, for each account ownership.
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
Other bank services include safe deposit boxes, direct deposit of payroll and social security checks and debit cards. Online banking products including a full suite of digital tools including: online and mobile banking, online account opening, bill pay, eStatements (paperless electronic statements), mobile deposit, Zelle®, CardValet®, digital wallet, and MoneyPass® network of ATMs. Treasury and corporate cash management services are also available to our business customers. The Bank also provides title insurance and other financial institution-related products and services. The Bank has no current plans to exercise trust powers.
The Bank has one wholly owned subsidiary, CB&T Investment Company (“the Investment Company”), which was chartered effective April 1, 2019. The Investment Company was formed to hold and manage a group of investments previously owned by the Bank and to provide additional latitude to purchase other investments.
The Company is a Virginia business corporation subject to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System (“FRB”). The Company’s principal office, which is the same as the Bank’s principal office, is located at 1300 Kings Mountain Road, Martinsville, Virginia 24112. The Company’s telephone number at that address is (276) 656-1776. The Company’s website address is www.cbtcares.com.
Competition
The Bank experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and other non-bank lenders including mortgage companies and consumer finance companies. Competition for deposits comes from other commercial banks, savings associations, money market and mutual funds, credit unions, insurance companies and brokerage firms. Some of the financial organizations competing with the Bank have greater financial resources

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
than the Bank. Certain of these financial organizations also have greater geographic coverage and some offer bank and bank-related services that the Bank does not offer.
Human Capital Management
Our associates are the engine that drives our mission to be the preferred lifetime financial partner for the communities in which we are privileged to serve. Our core values of building lasting relationships, inclusivity, and optimism are key to building and maintaining a team-oriented environment with associates that are engaged in open communication to help each other serve, learn, and grow. Our investment in competitive compensation, health benefits, wellness programs, and a focus on healthy work-life integration allows our associates to provide a high level of professional service to our customers. At Carter Bankshares, Inc., caring is what we’ll always do best.
Demographics
As of December 31, 2021, we employed 731 full and part-time associates across our two-state footprint. No associates are represented by a collective bargaining unit. For fiscal year 2021, we hired 169 associates. Our voluntary separation turnover rate was 16.5% in fiscal year 2021.
Compensation, Benefits, and Wellness
Our compensation strategy includes the development of job descriptions that are reviewed annually. We use market-based compensation and benefits data to provide competitive salaries and benefits for our associates. We offer paid leave, health benefits, wellness programs, a 401(k) program with matching and year-end employer contributions, restricted stock awards for high performing associates, flexible spending accounts, and employee assistance programs to all eligible associates. We bring in external professionals who conduct wellness programs, which has been especially effective during the COVID-19 pandemic, to help our associates remain focused on their health and wellness.
Associate Performance and Development
The development and performance of our associates is centered on open dialogue that provides the associate with our expectations for their role and management the opportunity to understand their insight on careers and aspirations. Our performance review process uses core competencies and a standardized rating system to measure performance. Associates are provided the opportunity at the start of the review cycle to perform a self-assessment including comments. These self-assessments are available for their leaders to review as they develop the overall performance rating. The performance review is used as input for the merit increase process.
The Bank conducts a standard New Associate Orientation program that associates attend on their first day of employment. Our Human Resources team, along with various departments, provide a standard first-day program so new associates receive consistent information to jump start their new opportunity with the Bank. Associates also complete an average of 15 hours of regulatory and compliance training each year, in addition to training specific to their job duties and responsibilities. Leadership programs have been developed and conducted to provide leaders with the tools and resources they need to develop their associates and build high-performing teams. Associates are given opportunities to attend webinars and enroll in outside classes to enrich their professional goals.
Diversity, Equity, and Inclusion
We strive to promote inclusion through our core company values and behaviors. We use various communication channels to develop an engaged workforce and create an inclusive workplace. In 2021, we created a Diversity, Equity, and Inclusion Council (the “DEI Council”) that is sponsored by our Chief Executive Officer (or “CEO”) and directed by our Chief Human Resources Officer and our Regulatory Risk Management Director. The DEI Council consists of at least eight associates from across our organization and is focused on collecting information, developing a roadmap, and presenting information to management to further the Bank’s efforts of identifying areas of focus and recommending action plans to cultivate a culture that will attract and retain a diverse workforce.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Here is a snapshot of our diversity metrics as of December 31, 2021:

Gender	% of Total
Female	80.32%
Male	19.68%

Generation	% of Total
Generation Z (1997 and later)	6.66%
Millennials (1981 - 1996)	36.72%
Generation X (1965 – 1980)	30.58%
Baby Boomers (1946 – 1964)	25.13%
Silent Generation (before 1946)	0.91%

Ethnicity	% of Total
American Indian / Alaskan Native	0.40%
Asian	0.91%
Black or African American	9.69%
Hispanic or Latino	2.12%
Not specified	0.20%
Two or more races	1.72%
White	84.96%
We continue our commitment to equal employment opportunities by focusing on attracting, developing and retaining a diverse workforce.
Talent Acquisition and Retention
We focus on fairness and equitable approaches to create an environment where all of our associates can develop and thrive. Our efforts include ongoing reviews of our selection and hiring practices alongside a continued focus on pay equity analysis to offer our associates salaries based on their experience, knowledge, skills, abilities, and fit for their job’s duties and responsibilities.
Our talent acquisition program uses various external partners to reach a diverse population of candidates. We have developed training programs that prepare associates for their role and responsibilities. Our leaders identify and work with our Human Resources teams to promote associates when an opportunity is available.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Regulatory Reform
The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Act, which, in part, was intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Bank. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below.
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
The Bank is subject to supervision, regulation and examination by the Bureau and the Bank’s primary federal regulator, the FDIC. Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Bank establishes a comprehensive framework for its operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors. The Bank is not a member of the Federal Reserve System.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
As of December 31, 2021 and 2020, the Bank qualified as a “well capitalized” institution. Refer to Note 21, Capital Adequacy, of the Notes to Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
In response to the COVID-19 pandemic, the federal bank regulatory authorities issued an interim final rule in March 2020 to provide banking organizations that were required to implement Accounting Standard Update 2016-13: Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay.
On August 26, 2020, federal banking agencies adopted a final rule that was substantially similar to the interim final rule issued in March 2020, which allowed the Company to phase in the impact of adopting the Current Expected Credit Losses (“CECL”) methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company adopted the CECL methodology effective January 1, 2021. Refer to “Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Annual Report on Form 10-K for information regarding the impact of this final rule on the Company’s regulatory capital.
Basel III Capital Framework
The FRB and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Final Rules”) that apply to banking institutions they supervise and to bank holding companies. For the purposes of the Basel III Final Rules, (i) common equity tier 1 capital (CET1) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for credit losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
The Basel III Final Rules and minimum capital ratios were effective January 1, 2015. The Basel III Final Rules also include a requirement that banks and bank holding companies maintain additional capital (the “capital conservation buffer”), which was phased in beginning January 1, 2016 and was fully phased-in effective January 1, 2019. The Basel III Final Rules and fully phased-in capital conservation buffer require:
•a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the minimum CET1 ratio, effectively resulting in a required ratio of CET1 to risk-weighted assets of at least 7%);
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (effectively resulting in a required Tier 1 capital ratio of 8.5%);
•a minimum ratio of total capital (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a required total capital ratio of 10.5%); and
•a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.
The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of December 31, 2021, the Company and the Bank met all capital adequacy requirements under the Basel III Final Rules.
Community Bank Leverage Ratio
As a result of the EGRRCPA, the federal banking agencies have developed and implemented the Community Bank Leverage Ratio Framework (the “CBLRF”). To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided that its leverage ratio remains above 8% (a bank will be deemed well-capitalized during the grace period). The CBLRF became available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). As of December 31, 2021, the Bank has not elected to apply the CBLRF.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2021, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.
The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires the FDIC to consider the appropriate level for the DIF on at least an annual basis.
Banks with less than $10 billion in total consolidated assets (such as the Bank) receive credits to offset the portion of their assessments that help to raise the reserve ratio to 1.35%. The FDIC will automatically apply such a bank’s credits to reduce its regular DIF assessment up to the entire amount of the assessment. The FDIC will remit any such remaining credits in a lump sum to the appropriate bank following application to the bank’s regular DIF assessment for four quarterly assessment periods. Although the DIF declined below the minimum level of 1.35% during 2020 due to the impact of significant deposit increases which led the FDIC to adopt a DIF restoration plan, and the DIF was 1.27 percent as of September 30, 2021, the FDIC has not increased base assessment rates.
In June 2020, the FDIC adopted a final rule that generally removes the effect of lending by financial institutions under the Small Business (“SBA”) Administration’s Paycheck Protection Program (“PPP”) when calculating a bank’s deposit insurance assessment by providing an offset to the bank’s total assessment amount for the increase in the assessment base attributable to the bank’s participation in the PPP. This final rule began applying to FDIC deposit insurance assessments during the second quarter of 2020.
Community Reinvestment
The Community Reinvestment Act (the “CRA”) imposes on financial institutions, including the Bank an affirmative obligation to help meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in helping meet community credit needs

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
currently are evaluated as part of the examination process pursuant to regulations adopted by the federal banking agencies. Under the regulation, a financial institution’s efforts in helping meet its community’s credit needs are evaluated, based on the particular institution’s total assets, according to three-pronged test of lending, investment and service in the community. The grade received by a bank is considered in evaluating mergers, acquisitions and applications to open a branch or facility. To the best knowledge of the Bank, it is meeting its obligations under the CRA. The Bank received a rating of “satisfactory” on its most recent CRA examination dated February 1, 2021.
Federal Home Loan Bank of Atlanta
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2021, the Bank owned $2.4 million of FHLB stock.
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
Mortgage Banking Regulation
In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, in some cases restrict certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act, TILA, the Home Mortgage Disclosure Act, RESPA, the Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC undertook a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued final rules that amended the FDIC’s methodology for calculating interest rate caps, provided a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the Bank’s local market exceeds the national rate cap, and provided specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules were effective as of April 1, 2021.
Prompt Corrective Action
Federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2021, the Bank was considered “well capitalized.”
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
Confidentiality and Required Disclosures of Customer Information
The Company is subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The Gramm-Leach-Bliley Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt-out of such disclosure. Certain exceptions may apply to the requirement to deliver an annual privacy notice based on how a financial institution limits sharing

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
of nonpublic personal information, and whether the institution’s disclosure practices or policies have changed in certain ways since the last privacy notice that was delivered.
The Company is also subject to various laws and regulations that attempt to combat money laundering and terrorist financing. The Bank Secrecy Act (the “BSA”) requires all financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA PATRIOT Act added regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the BSA impose on financial institutions customer due diligence requirements, and the federal banking regulators expect that customer due diligence programs will be integrated within a financial institution’s broader BSA and anti-money laundering compliance program. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. If the Company finds the name of an “enemy” of the United States on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account or place transferred funds into a blocked account, and report it to OFAC.
Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.
Corporate Transparency Act
On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (“CTA”), which requires the Financial Crimes Enforcement Network (“FinCEN”) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA are required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines and criminal penalties. The Company and the Bank will continue to monitor regulatory developments related to the CTA and will continue to assess the ultimate impact of the CTA on the Company and the Bank.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
On November 18, 2021, the federal bank regulatory agencies issued final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. Such rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber-incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022. The Company and the Bank are currently assessing the impact of this rule, but do not anticipate any material impact to their respective operations at this time.
Stress Testing
The federal banking agencies have implemented stress-testing requirements for certain large or risky financial institutions, including bank holding companies and state-chartered banks. Although these requirements do not apply to the Company and the Bank, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company and the Bank will be expected to consider its interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.
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
Effect of Governmental Monetary Policies
As with other financial institutions, the earnings of the Company and the Bank are affected by general economic conditions as well as by the monetary policies of the FRB. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments, and on levels of inflation in the United States. The FRB exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the FRB’s monetary policies have had a significant impact on the operating results of the Company and the Bank and all financial institutions in the past and are expected to continue to do so in the future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Application of Supervisory Guidance to the Company and the Bank
On March 31, 2021, the Federal Reserve issued a final rule outlining and confirming the use of supervisory guidance for regulated institutions, including bank holding companies like the Company. The rule generally codifies a statement issued by the federal banking agencies in September 2018 clarifying the differences between regulations and guidance, and provides that, unlike a law or regulation, supervisory guidance does not have the force and effect of law, and the agencies do not take enforcement actions based on supervisory guidance. Rather, guidance outlines expectations and priorities, or articulates views regarding appropriate practices for a specific subject. The rule became effective on April 30, 2021. The Company was not materially impacted by the effectiveness of this rule.
Legislative and Regulatory Responses to the COVID-19 Pandemic
In response to the COVID-19 pandemic, the federal banking agencies have adopted regulations and policies that are applicable to the operations and activities of the Company and the Bank. In addition, the U.S. Congress adopted several laws containing significant economic relief packages, including the CARES Act, which was enacted on March 27, 2020. Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and policies related to the COVID-19 pandemic that are applicable to the Company and the Bank.
The PPP was authorized by the CARES Act and is a loan program that was administered under the SBA’s 7-A loan program. The PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic, and was later expanded to cover additional borrowers. In total, we authorized $953 million in loans under the PPP in multiple tranches, the last of which was utilized in full during 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory and administrative developments related to the PPP, and continues to evaluate PPP compliance in connection with the forgiveness of principal for qualifying PPP loans.
The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The provisions of the CARES Act dealing with temporary relief related to TDRs were extended pursuant to the CAA, which was signed into law on December 27, 2020. The CAA extended the “applicable” period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. In response to COVID-19, the Bank applied this guidance to qualifying loan modifications, and assessed the impact of the expiration of the “applicable” period for the temporary relief related to TDRs.
In response to the COVID-19 pandemic, on March 16, 2020, the FRB’s Federal Open Market Committee (the “FOMC”) set the federal funds target rate (the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis) at 0-0.25%, an historic low. Consistent with FRB policy, the FRB has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC. The FOMC has indicated its intention to raise the federal funds target rate in 2022.
Future Regulation
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions with which we compete. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
implementing regulations, would have on its financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to the Company and the Bank could have a material effect on our business.
Where You Can Find More Information
The Company files quarterly, annual and periodic reports, proxy statements and insider filings with the SEC. The Company’s SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. The Company’s SEC filings also are available through our website, www.CBTCares.com. Copies of documents may also be obtained free of charge by directing a request by telephone to (276) 656-1776 or mail to Investor Relations, Carter Bankshares, Inc., 1300 Kings Mountain Road, Martinsville, Virginia 24112.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS
Investments in the Company’s common stock involve risk. In addition to the other information set forth in this Annual Report on Form 10-K, including the information addressed above under “Important Note Regarding Forward-Looking Statements,” investors in the Company’s common stock should carefully consider the factors discussed below. The following discussion highlights the risks that we believe are material to the Company, but the following discussion does not necessarily include all risks that we may face, and an investor in the Company’s common stock should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case, the trading price of the Company’s common stock could decline.
Risks Related to Credit
A large percentage of the Company’s loans are secured by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.
Approximately 83% of the Company’s commercial loan portfolio as of December 31, 2021, was comprised of loans secured by real estate. An adverse change in the economy affecting occupancy and/or rental rates in the investment real estate market areas we serve could increase the likelihood of defaults. Real estate collateral securing the Company's loans are a secondary source of repayment in the event of unremedied defaults. The value of the Company's collateral could be impaired by changes in demand, rental rates and capitalization rates and could be insufficient to recover outstanding principal and interest. As a result, the Company’s profitability and financial condition could be negatively impacted by an adverse change in the real estate market.
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
The Company’s level of credit risk is elevated due to the concentration of commercial real estate loans in its portfolio.
As of December 31, 2021, the Company’s exposure to loans secured by commercial purpose real estate, including investment real estate loans related to hospitality, retail and multifamily apartments (but excluding construction) equated to $1.5 billion, or 51.7% of its total loan portfolio. The average balance of these loans are generally larger and these loans generally involve a more complex degree of financial and credit risk than loans secured by residential real estate. Repayment of these loans is dependent on the success of the borrower’s underlying business and/or the borrower’s ability to generate leases in order to receive sufficient cash flow to service its debts. The financial and credit risk associated with these loans is a result of several factors, including macroeconomic conditions affecting supply, demand and property valuations, as well as larger balances in a smaller population of loans. The ongoing adverse economic effects of the COVID-19 pandemic could potentially exacerbate the financial and credit risk associated with these loans.
The Company’s exposure to hospitality at December 31, 2021 equated to approximately $418.6 million, or 14.9% of its total loan portfolio. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. The COVID-19 pandemic significantly impacted demand for both leisure and business travel resulting in overall declines in occupancy and room rates. The Company offered an assistance program that deferred payments in order to alleviate the financial pressures related to depressed revenues caused by the COVID-19 pandemic. The Company closely monitored these borrowers, identified underperforming operators and de-risked the portfolio through note sales. The recovery for the hospitality industry, especially leisure travel, has improved. Conditions in the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
hospitality industry, and especially leisure travel, have improved despite the fact that the COVID-19 pandemic is ongoing. We believe this is driven in part by the desire to vacation within a drivable distance, which enables social distancing and the avoidance of airline travel, and also in part by increasing COVID-19 vaccination and immunity rates in the United States. While we believe business travel is still depressed when compared to conditions prior to COVID-19, we believe borrowers focused on business travel were able to survive, in part due to the Company’s deferral programs. These programs ended on June 30, 2021 and these borrowers have returned to contractual payments and continue to perform. Property values have generally not deteriorated and, in certain circumstances, have increased. However, it is possible that additional COVID variants could impact demand and affect borrowers’ abilities to service debt. These developments, together with widespread labor shortages and additional shocks to economic conditions could generally impact operations and property valuations in hospitality and other commercial real estate exposures. As a result, our capital levels and results of operations could be adversely affected.
The Company’s exposure to commercial real estate construction loans at December 31, 2021 equated to approximately $355.4 million, or 12.6% of total portfolio loans. Construction loans are inherently risky. These risks include, but are not limited to, potential adverse changes in material costs resulting in cost overruns, the potential that the general contractors develop financial stress and are unable to complete projects and the speculative nature of lease up risk. A severe downturn in real estate could affect demand for leases, capitalization rates and property valuations, which could adversely affect our financial condition and results of operations.
Our allowance for credit losses may be insufficient.
The measure of our allowance for credit losses is dependent on the interpretation and application of the CECL methodology, which the Company adopted effective January 1, 2021, and which replaced the incurred loss methodology that was used by the Company and the Bank under GAAP prior to that date. The CECL methodology reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model changed the Company’s current method of providing allowance for credit losses (“ACL”) and resulted in material changes in the Company’s accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company’s level of ACL, which, if materially increased, could adversely affect our business, financial condition, and results of operations.
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
The Company’s operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. We rely on our associates and third parties in

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems.
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
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its associates or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks has been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have not experienced cyber security incidents in the past, but there is no assurance that we will not experience an attack in the future. Technology failures, cyber-attacks or other information or security breaches can cause material losses or other material consequences.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
The Company is dependent for the majority of our technology, including our core operating system, on third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruptions to our business. In addition, each of these third parties faces the risk of a cyber-attack, information breach or loss, or technology failure. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services, which may not be on comparable or commercially reasonable terms. We are dependent on these third-party providers securing their information systems, over which we have no control. A breach of our third-party providers’ information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of customer business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
The Company is dependent on its management team, and the loss of its senior executive officers or other key associates could impair its relationship with its customers and adversely affect its business and financial results.
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
Risks Related to Market Conditions, Interest Rates and Investments
The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings and capital levels.
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

A decrease in the general level of interest rates may, among other things, lead to an increase in prepayments on loans and increased competition for deposits. Conversely, an increase in the general level of interest rates may also, among other things, reduce the demand for loans or increase the rate of default on existing loans. Accordingly, changes in the general level of market interest rates may affect net yield on interest-earning assets, loan origination volume, loan portfolios, and funding costs which impact our overall results.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
Uncertainty relating to London Interbank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR may adversely affect us.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. Intercontinental Exchange, Inc., the company that administers LIBOR, has stated that it intends to cease the publication of one week and two-month LIBOR rates immediately after the LIBOR publication on December 31, 2021, and the remaining LIBOR rates immediately following the LIBOR publication on June 30, 2023, and will consult on such intentions. It is not possible to predict what rate or rates may become accepted alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates, including the Secured Overnight Financing Rate, (“SOFR”), and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic and resulting adverse economic conditions has adversely impacted the Company’s business and results, and could have a more material adverse impact on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruptions in the global economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reductions in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many state and local governments have implemented and continue to maintain regulations and social guidelines, including social distancing restrictions, in light of the continuing COVID-19 pandemic.
The COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to our business and operations in the future. Impacts to our business have included decreased operating effectiveness due to additional health and safety precautions we implemented at our branches and the transition of 20% of our workforce to home locations, decreases in customer traffic in our branches and increases in requests for forbearance and loan modifications. Further, loan payment deferment programs that we have implemented and government stimulus programs, like the PPP, may be masking credit deterioration in our loan portfolio by making less applicable standard measures of developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions increase, the Company’s expenses, delinquencies, charge-offs, foreclosures and credit losses could materially increase, and we could experience reductions in interest and fee income. In addition, we anticipate that potential declines in credit quality could significantly affect the adequacy of our allowance for credit losses, which we expect could lead to increases in the provision for credit losses and related declines in our net income.
Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for the Company to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to cause the value of our Company’s investment portfolio and of collateral associated with our existing loans to decline. In addition, in March 2020, the FRB lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, in part, as a result, of the COVID-19 pandemic. Although the FRB has indicated an intention to raise the federal funds rate in 2022, a prolonged period of very low interest rates could reduce the Company’s net interest income and have a material adverse impact on our cash flows and the market value of our investments or the manner in which we redeploy proceeds from maturing investments.
While we have taken and continue to take precautions to protect the safety and well-being of our associates and customers, no assurance can be given that the steps we’ve taken will be adequate or appropriate, nor can we predict the level of disruption to

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
our associates’ ability to provide customer support and service. The continued or renewed spread of COVID-19 or variants thereof could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of our third-party service providers who perform critical services for the Company’s business, or the businesses of many of our customers and borrowers. If COVID-19 is not successfully contained, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow.
Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on the Company’s business are, without limitation:
•the pandemic’s course and severity;
•the uncertainty regarding new variants of COVID-19 that have emerged or may emerge in the future;
•the speed and efficacy of vaccine and treatment developments;
•the direct and indirect results of the pandemic, such as recessionary or inflationary economic trends, or impacts on employment levels, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;
•political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as moratoria and other suspensions of collections, foreclosures, and related obligations;
•the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
•effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;
•the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
•the long-term effect of the economic downturn on the Company’s intangible assets such as our deferred tax asset;
•potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
•the ability of the Company’s associates to work effectively during the course of the pandemic;
•the ability of the Company’s third-party vendors to maintain a high-quality and effective levels of service;
•the possibility of increased fraud, cybercrime and similar incidents, due to vulnerabilities posed by the significant increases in our associates and customers handling their banking interactions remotely from home, or otherwise;
•required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;
•potential longer-term shifts toward mobile banking, telecommuting and telecommerce;
•geographic variation in the severity and duration of the COVID-19 pandemic, particularly in Virginia and North Carolina, where the Company operates physically; and
•depending on the extent and duration of the COVID-19 pandemic, the price of our common stock could experience volatility and declines.
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
While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, inflation and increased economic and market uncertainty. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk and human capital.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
•Our results of operations may continue to be negatively impacted by general economic or business conditions and uncertainty, including the strength of economic conditions in our principal area of operations impacting the demand for our products and services.
•A low interest rate environment will negatively impact our net interest income and net interest margin.
•Credit losses may be higher and our provision for credit losses may continue to increase, due to deterioration in the financial condition of our commercial and consumer loan customers.
•Declining asset and collateral values may necessitate increases in our provision for credit losses and net charge-offs.
•The hospitality industry and portions of our hospitality loan portfolio may continue to suffer the negative effects of reduced travel, which could result in additional credit losses and net charge-offs.
•We may have an interruption or cessation of an important service provided by a third-party provider.
•Our liquidity and regulatory capital could be adversely impacted.
•Investors may have less confidence in the equity markets in general and in financial services industry in particular, which could have a negative impact on our stock price and resulting market valuation.
•The negative economic consequences of the pandemic may last longer in the areas where we do business, which could negatively affect our financial performance.
•We face heightened cyber security risks in connection with our operation in a remote working environment.
Even after the COVID-19 pandemic subsides, we believe the U.S. economy will likely require time to recover. It is uncertain how long this recovery will take. As a result, we anticipate our business may be adversely affected during this recovery.
Risks Related to Our Business Strategy
Our profitability depends significantly on economic conditions.
Our success depends primarily on the general economic conditions of the geographic markets in which we operate, primarily in Virginia and North Carolina. The local economic conditions in the areas where we operate have a significant impact on our commercial, real estate and construction loans, the ability of our borrowers to repay their loans and the value of the collateral securing these loans and on customer demand for loans, deposits and other bank products. A significant decline in general economic conditions, including a decline caused by the COVID-19 pandemic, inflation, recession, acts of terrorism, outbreak of hostilities (including the military conflict between Russia and Ukraine) or other international or domestic calamities, unemployment or other factors, all of which are beyond our control, could impact economic conditions and negatively affect our financial results.
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
Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios or may be required to increase the rates we pay on deposits or lower the rates we offer on loans and results of operations and financial condition may otherwise be adversely affected.
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
Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. For example, we currently derive a portion of our noninterest income from consumer overdraft fees, which have recently come under scrutiny by banking regulators and politicians. Such regulators or politicians could act to impose additional restrictions on overdraft fee programs which could reduce our noninterest income, increase our compliance costs, or increase our exposure to regulatory and legal claims related to our overdraft program. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. See “Supervision and Regulation” included in Item 1, Business, of this Annual Report on Form 10-K for a more detailed description of the certain regulatory requirements applicable to the Bank.
The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, which could adversely affect its return on equity and otherwise affect its business.
The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital, which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. In addition, regulators may require the Company to maintain higher levels of regulatory capital based on the Company’s condition, risk profile, or growth plans or conditions in the banking industry or economy. The capital adequacy standards applicable to the Company and the Bank impose stricter capital requirements and leverage limits than the requirements to which the Company and the Bank were subject in the past.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if the Company were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in the Company having to lengthen the term of its funding, restructure its business models, and/or increase its holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
business strategy, and could limit the Company’s ability to make distributions, including paying out dividends or buying back shares. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.
Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our results of operation and financial condition.
Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We are required to establish and maintain an adequate internal control structure over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in our internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
The policies of the FRB affect us significantly. The FRB regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine, to a significant extent, our cost of funds for lending and investing, and can significantly impact the levels of inflation in the United States. Changes in those policies are beyond our control and are difficult to predict. FRB policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower's products and services. This could adversely affect the borrower’s earnings and ability to repay a loan, which could have a material adverse effect on our financial condition and results of operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
Risks Related to Liquidity
We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth.
Our primary funding and liquidity source to support our business strategies is a stable customer deposit base. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If our deposit levels fall, we could lose a relatively low-cost source of funding and our interest expense would likely increase as we obtain alternative funding to replace lost deposits. If local customer deposits are not sufficient to fund our normal operations and growth, we will look to outside sources, such as fed funds lines with other financial institutions or borrowings with the FHLB and we have access to the institutional CD market and the brokered deposit market. We may also seek to raise funds through the issuance of shares of our common stock, or other equity or equity-related securities, or debt securities including subordinated notes as additional sources of liquidity. A number of factors, many of which are outside the Company’s control, could make accessing such financing more difficult or more expensive, or could make such financing unavailable altogether, including the financial condition of the Company, rate disruptions in the capital markets, the attractiveness of investing in or lending to financial services companies generally, and competition for funding from other banks, holding companies or similar financial service companies, some of which could be substantially larger or have stronger credit ratings or profiles. If we are unable to access funding sufficient to support our business operations and growth strategies or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies which may negatively affect our financial performance.
Our ability to meet contingency funding needs, in the event of a crisis that causes a disruption to our core deposit base, is dependent on access to wholesale markets, including funds provided by the FHLB of Atlanta.
We own stock in the FHLB of Atlanta, in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit with the FHLB that is secured by a blanket lien on select commercial loans, multifamily loans, residential mortgages and investment securities available-for-sale and is estimated to be equal to 25% of our assets approximating $1.0 billion, with available borrowing capacity subject to the amount of eligible collateral pledged at any given time. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.
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
Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•volatility of stock market prices and volumes in general;
•changes in market valuations of similar companies;
•changes in the conditions of credit markets;
•changes in accounting policies or procedures as required by the FASB, or other regulatory agencies;
•legislative and regulatory actions, including the impact of the Dodd-Frank Act and related regulations, that may subject us to additional regulatory oversight which may result in increased compliance costs and/or require us to change our business model;
•government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB;
•additions or departures of key members of management;
•fluctuations in our quarterly or annual operating results; and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
•changes in analysts’ estimates of financial performance.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Company’s principal executive office is located at 1300 Kings Mountain Road in Martinsville, Virginia. There are also two other corporate administrative locations that house its operations center and various other corporate functions. We offer our community banking services through 69 combined depository locations in Virginia and North Carolina at December 31, 2021, 56 offices are located in Virginia and 13 are located in North Carolina. Two of these depository banking locations are held under lease contracts. In addition, the Bank leases a loan production office and a commercial banking office. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. The leases are described in Note 8, Premises and Equipment, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of December 31, 2021, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PART II
Market for Common Stock and Dividends
The Company’s common stock trades on NASDAQ, under the ticker symbol “CARE.” As of the close of business on March 8, 2022, we had 2,379 shareholders of record.
Dividends
On October 14, 2016, prior to the Reorganization, the board of directors of the Bank (the "Bank Board") determined that it was prudent not to declare a quarterly cash dividend on the Bank's common stock beginning in the fourth quarter of 2016. Notwithstanding the Bank’s history of paying a quarterly cash dividend on its common stock, the Bank Board believed this decision was necessary and appropriate as the Bank committed, and now the Company commits, additional resources to assist with regulatory compliance, preserve capital during the COVID-19 pandemic, and makes significant investments in new technology and human resources. While recognizing the importance of dividends to its shareholders, the Board of Directors of the Company (the “Board”) has determined that preservation of capital is of paramount importance at this time.
The Bank Board paid a special one-time cash dividend of $0.14 per share on March 3, 2020. This was a one-time dividend and there are no immediate plans to reinstate a quarterly dividend. The amount and timing of future dividends, if any, remains subject to the discretion of the Board and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of the Company, applicable governmental regulations and other factors deemed relevant by the Board.
Repurchases of Shares of Common Stock
The following table is a summary of our purchases of common stock during the fourth quarter of 2021:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
10/10/2021 - 10/31/2021	—	$—	—	2,000,000

11/1/2021 - 11/30/2021	—	—	—	2,000,000

12/1/2021 - 12/31/2021	30,407	15.22	30,407	1,969,593
Total	30,407	$15.22	30,407	1,969,593
(1) On December 13, 2021, the Company authorized, effective December 10, 2021, a common stock repurchase program to purchase up to two million shares of the Company’s common stock over a period of twelve months. As of December 31, 2021, 30,407 shares of common stock have been repurchased under this program at an average price of $15.22 per share. The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The repurchase program is authorized through December 9, 2022, although it may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - (continued)
Five-Year Cumulative Total Return
The following chart compares the cumulative total shareholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and S&P U.S. BMI Banks Index, which includes the stocks of banks, thrifts and bank and financial holding companies listed on all major exchanges (NYSE, AMEX, NASDAQ) in the S&P Global Market Intelligence’s coverage universe. All SNL indices were retired in 2021, therefore we have replaced that index with the S&P U.S. BMI Banks Index.

Total Return Performance
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Carter Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Carter Bankshares, Inc.(1)	100.00	132.05	112.87	178.48	81.24	116.63
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks Index	100.00	118.21	98.75	135.64	118.33	160.89
(1)An investment in Carter Bankshares, Inc. prior to November 2020 represents an investment in Carter Bank & Trust.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Carter Bankshares, Inc., our operations, and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this Annual Report on Form 10-K. The MD&A includes the following sections:

•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
•Our Business
•Results of Operations and Financial Condition
•Capital Resources
•Contractual Obligations
•Off-Balance Sheet Arrangements
•Liquidity
•Inflation
•Stock Repurchase Program
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
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, management uses, and this annual report references, adjusted net interest income on a fully taxable equivalent, or (“FTE”), basis, which is a non-GAAP financial measure. Management believes this measure provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income per the Consolidated Statements of Income (Loss) is reconciled to net interest income adjusted to an FTE basis in the Net Interest Income section of the "Results of Operations – Year ended December 31, 2021."
Although management believes that this non-GAAP financial measure enhances investors’ understanding of our business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP or considered to be more relevant than financial results determined in accordance with GAAP, nor is it necessarily comparable with similar non-GAAP measures which may be presented by other companies.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Critical Accounting Estimates
The Company’s preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the periods presented or in future periods. We currently view the determination of the allowance for credit losses to be critical, because it is made in accordance with GAAP, is highly dependent on subjective or complex judgments, assumptions and estimates made by management and have had or is reasonably likely to have a material impact on the Company’s financial condition and results of operations.
We have identified the following critical accounting estimates:
Allowance for Credit Losses (“ACL”)
The ACL represents an amount which, in management's judgment, is adequate to absorb expected credit losses on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased or decreased by a provision for credit losses, which is recorded as a current period operating expense.
Determination of an appropriate ACL is inherently complex and requires the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management.
Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL requires significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. While management uses available information to recognize expected credit losses, future additions to the ACL may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment which may directly impact prepayment and curtailment rate assumptions, and changes in the financial condition of borrowers.
The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources. Management evaluates the variability of market conditions by examining the peak and trough of economic cycles. These peaks and troughs are used to stress the base case model to develop a range of potential outcomes. Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio. For the year ended December 31, 2021 the range of outcomes would produce a 17% reduction or a 27% increase in reserves based on the best and worst case scenarios, respectively.
Refer to Note 1, Summary of Significant Accounting Policies, for further detailed descriptions of our estimation process and methodology related to the ACL and Note 6, Allowance for Credit Losses, of this Annual Report on Form 10-K.
Our Business
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.1 billion at December 31, 2021. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered bank, which operates branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Per the 2020 Annual Report of the Virginia Bureau of Financial Institutions, our Company continues to be the fourth largest state-chartered bank by asset size at year end 2020. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE.”
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
Our focus continues to be on loan and deposit growth with a shift in the composition of deposits to more low cost core deposits with less dependence in higher cost certificates of deposits (“CDs”), as well as, implementing opportunities to increase fee income while closely monitoring our operating expenses. The Company is focused on executing this strategy to successfully build our brand and grow our business in our markets.
The Company’s Response to COVID-19
Lending Operations
The Company elected to take advantage of Section 4014 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provision to temporarily delay adoption of the CECL methodology. The Company was subject to the adoption of the Current Expected Credit Loss (“CECL”) accounting method under the FASB ASU 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) on January 1, 2020 and has since implemented CECL on January 1, 2021. Refer to Note 1, Basis of Presentation and Note 6, Allowance for Credit Losses, of the Notes to Consolidated Financial Statements for additional disclosures relating to CECL in this Annual Report on Form 10-K.
The Company quickly responded to the pandemic and the CARES Act, offering the option of payment deferrals, participation in the Paycheck Protection Program (“PPP”), fee waivers and other relief actions to customers. In 2021 and, to date in 2022, we continued to prioritize the safety of our associates and customers by taking precautions to protect both customers and associates through enhanced cleaning services, social distancing and personal protective equipment requirements for both. A portion of the Company’s workforce continues to work remotely.
Under the CARES Act, the PPP is an amendment to a program administered as part of the Small Business Administration’s (“SBA”)’s 7-A loan program. The Bank became an approved SBA 7-A lender in November 2019. The PPP is a guaranteed, unsecured loan program created to fund certain payroll and operating costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. Initially, $349 billion was approved and designated for the PPP in order for the SBA to guarantee 100% of collective loans made under the program to eligible small businesses, nonprofits, veteran’s organizations, and tribal businesses. The Company participated in the initial round of funding through a referral relationship with a third-party, non-bank lender. When an additional $310 billion in funds were approved and designated for the PPP, we opted to set up an internal, automated loan process utilizing our core system provider.
The Federal Reserve Bank (“FRB”) implemented a liquidity facility available to financial institutions participating in the PPP. However, we opted to fund all PPP loans through our internal liquidity sources. These loans are fully guaranteed by the SBA and do not represent a credit risk. The vast majority of these PPP loans have been forgiven.
The Bank provided loan payment deferrals to customers under Section 4013 of the CARES Act and regulatory interagency guidance regarding loan modifications. The Bank launched successive deferral programs with short-term expirations. The Part I program was launched on March 23, 2020 and expired on August 31, 2020. The deferrals in Part I provided for deferral of principal and up to the deferral of principal and interest, if requested through the expiry. The Part II program extended deferrals through December 31, 2020 subject to the collection of updated financial information and validation of need. For these borrowers the Bank requested verification of business and/or guarantor liquidity to ascertain the viability of the business in a post-pandemic environment. Prior to the extension of the CARES Act, the Bank launched the Part III program, which offered borrowers in the Part II program an extension of deferrals through June 30, 2021. Borrowers who opted into the Part III program were required to provide monthly financial statements and remit payments on a quarterly basis equal to the lesser of: i) 90% of free cash flow (EBITDA) or, ii) the otherwise contractual payment (“recapture payment”). Following the expiration of the deferral programs on June 30, 2021, for term loans, payments were applied to accrued interest first and once accrued interest is current, payments will be applied to principal. Deferred principal will be due at maturity. For interest only loans, such as lines of credit, deferred interest will be due at maturity. Cumulative deferred interest totaled $12.0 million as of June 30, 2021, but declined to $1.8 million as of December 31, 2021.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Bank also participated in the PPP established by the CARES Act. During the first round of PPP, we approved 451 loans that were referred to an online small business lender, totaling $17.9 million. Through the second round we had approved 515 loan applications totaling $39.9 million through our internal lending program, of which 498 loans totaling $38.5 million have been fully forgiven by the SBA. The $57.8 million in PPP loans originated during the first two rounds of PPP generated $1.5 million in fees, which have been, or will be, recognized in income as loans are forgiven, or over the remaining life of the loan for any portion that is not forgiven. On December 22, 2020 Congress passed legislation that was signed into law on December 27, 2020, making available a third round of PPP funding. We provided access to the program through our internal lending program for our current business customers. As of December 31, 2021, we had approved 136 loan applications totaling $11.0 million, of which 125 loans totaling $9.8 million have been fully forgiven by the SBA and generated an additional $0.6 million in fees. These loans, as they were forgiven, generated fee income of $0.1 million and $0.2 million, and $1.1 million and $0.3 million, for the three and twelve months ended December 31, 2021 and December 31, 2020, respectively.
Our interest income could be reduced due to the COVID-19 pandemic. Interest and fees will still accrue to income through normal GAAP accounting. Should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, we are unable to project the significance of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.
Our exposure to the hospitality industry at December 31, 2021 equated to approximately $418.6 million, or 14.9% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. However, we anticipate that a significant portion of our borrowers in the hotel industry will continue to operate at occupancy levels at or below breakeven which has caused, or will cause, them to draw on their existing lines of credit with other financial institutions or other sources of liquidity and may adversely affect their ability to repay existing indebtedness. These developments, together with the current economic conditions generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. These risk considerations were factored into qualitative adjustments included in the ACL. As a result, we anticipate that our financial condition, capital levels and results of operations could be adversely affected.
Retail Operations
The Company continues to promote digital banking options through our website. Customers are encouraged to utilize online and mobile banking tools and our customer contact center for personal and automated telephone banking services. Retail branches are staffed and available to assist customers by offering lobby appointments, drive-up and virtual servicing.
In 2021 and, to date in 2022, we continued to prioritize the safety of our associates and customers by offering drive-up and appointment only services due to the COVID-19 pandemic. Retail leadership continues to monitor branch traffic and local conditions daily and makes adjustments as needed. All branches are equipped with video conferencing and online tools that enable virtual servicing. We continue to pay all associates according to their normal work schedule, even if their hours were reduced and no associates were furloughed. Associates whose job responsibilities can be effectively carried out remotely are working from home. Associates whose critical duties require their continued presence on-site are utilizing personal protection equipment and observing social distancing and cleaning protocols.
Our fee income for 2020 was negatively impacted due to COVID-19 by approximately $1.5 million. Beginning on July 20, 2020, certain account fees that were waived for customers affected by the COVID-19 pandemic were reinstated. In keeping with guidance from regulators, we actively worked with customers affected by the COVID-19 pandemic to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees and account maintenance fees. As of December 31, 2021, we had no fee waivers specific to the COVID-19 pandemic. We believe these reductions in fees were temporary.
Capital Resources and Liquidity
As of December 31, 2021, all of the Company’s capital ratios were in excess of all regulatory requirements. We believe the economic recession brought about by the COVID-19 pandemic improved during the year ended December 31, 2021.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
We maintain access to multiple sources of liquidity. Funding sources accessible to the Company include borrowing availability at the Federal Home Loan Bank (“FHLB”), equal to 25% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, and of which $667.3 million remained available at December 31, 2021, federal funds unsecured lines with six other correspondent financial institutions in the amount of $145.0 million and access to the institutional CD market through brokered CDs. In addition to the above resources, the Company also has $743.8 million of unpledged available-for-sale securities as an additional source of liquidity at December 31, 2021. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The Company is monitoring and will continue to monitor the impact of the COVID-19 pandemic and has taken and will continue to take steps to mitigate the potential risks and impact on our liquidity and capital resources.
Results of Operations and Financial Condition
Earnings Summary
2021 Highlights
•Net interest income increased $6.1 million, or 5.8%, to $111.2 million for the full year 2021 compared to $105.1 million for the full year 2020 primarily due to the enhanced return on restructured loan assets and collection of significant late fees on those loan assets, as well as a decline in funding costs during 2021.
•The provision for credit losses totaled $3.4 million for the year ended December 31, 2021, compared to $18.0 million for the full year ended December 31, 2020.
•Total noninterest income increased $2.3 million to $28.9 million for the full year 2021 compared to $26.6 million for the full year 2020.
•Total noninterest expense decreased $56.5 million to $102.3 million for the full year 2021 compared to $158.8 million for the full year 2020.
•Provision for income taxes increased $3.3 million to $4.1 million for the full year 2021 compared to $0.8 million for the full year 2020.
We reported net income of $31.6 million, or $1.19 diluted earnings per share, for the year ended December 31, 2021 compared to a net loss of $45.9 million, or $1.74 per share, for the year ended December 31, 2020.

	Years Ended December 31,
PERFORMANCE RATIOS	2021	2020	2019
Return on Average Assets	0.76%	(1.12)%	0.65%
Return on Average Shareholders' Equity	7.92%	(9.78)%	5.76%
Portfolio Loans to Deposit Ratio	76.03%	79.99%	82.32%
Allowance for Credit Losses to Total Portfolio Loans	3.41%	1.83%	1.34%
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balance of interest-earning assets, interest-bearing liabilities, as well as changes in interest rates and spreads. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce what the Company believes is an acceptable level of net interest income.
The interest income on interest-earning assets and the net interest margin are presented on an FTE basis, which is a non-GAAP measure. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and securities using the applicable

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
federal statutory tax rate of 21% for each period and the dividend-received deduction for equity securities. The Company believes this FTE presentation provides a relevant comparison between taxable and non-taxable sources of interest income.
The following table reconciles net interest income per the Consolidated Statements of Income (Loss) to net interest income on an FTE basis for the periods presented:

(Dollars in Thousands)	Years Ended December 31,
	2021	2020	2019
Total Interest Income	$133,897	$140,941	$159,120
Total Interest Expense	22,714	35,826	46,773
Net Interest Income per Consolidated Statements of Net Income (Loss)	111,183	105,115	112,347
Adjustment to FTE Basis	1,492	2,375	3,046
Net Interest Income (FTE) (non-GAAP)	$112,675	$107,490	$115,393
Net Interest Margin	2.80%	2.74%	2.97%
Adjustment to FTE Basis	0.04%	0.06%	0.08%
Net Interest Income (FTE) (non-GAAP)	2.84%	2.80%	3.05%
Average Balance Sheet and Net Interest Income Analysis (FTE)
Total net interest income increased $6.1 million, or 5.8%, to $111.2 million in 2021, as compared to $105.1 million in 2020. Net interest income, on an FTE basis (non-GAAP), increased $5.2 million, or 4.8%, to $112.7 million in 2021 as compared to $107.5 million in 2020. The increase in net interest income, on an FTE basis, is driven by $13.1 million decrease in interest expense, offset by a $7.9 million decrease in interest income during 2021 as compared to 2020. The low interest rate environment and large commercial paydowns during 2021 has a negative impact on both net interest income and the net interest margin, but continues to be offset by a lower cost of funds as well as the positive impact of enhanced pricing on restructured loans and related late fees. Net interest margin increased six basis points to 2.80% in 2021 compared to 2.74% in 2020. The net interest margin, on an FTE basis (non-GAAP), increased four basis points to 2.84% in 2021 compared to 2.80% in 2020, primarily due to the aforementioned enhanced return on restructured loan assets and the collection of related fees during 2021. The intentional runoff of higher cost CDs continues to drive the decline in the overall cost of funds.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

(Dollars in Thousands)	2021			2020			2019
	Average Balance	Income/ Expense	Yield/Rate	Average Balance(3)	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$194,492	$271	0.14%	$104,526	$302	0.29%	$123,946	$2,750	2.22%
Tax-Free Investment Securities (2)	34,171	1,116	3.27%	47,364	1,567	3.31%	63,641	2,352	3.70%
Taxable Investment Securities	798,672	12,442	1.56%	697,408	14,264	2.05%	730,500	17,826	2.44%
Total Securities	832,843	13,558	1.63%	744,772	15,831	2.13%	794,141	20,178	2.54%
Tax-Free Loans (1)(2)	189,716	5,991	3.16%	307,023	9,739	3.17%	379,090	12,154	3.21%
Taxable Loans (1)	2,751,169	115,448	4.20%	2,672,435	117,226	4.39%	2,489,105	126,940	5.10%
Total Loans	2,940,885	121,439	4.13%	2,979,458	126,965	4.26%	2,868,195	139,094	4.85%
Federal Home Loan Bank Stock	3,420	121	3.54%	4,925	218	4.43%	2,352	144	6.12%
Total Interest-Earning Assets	3,971,640	135,389	3.41%	3,833,681	143,316	3.74%	3,788,634	162,166	4.28%
Noninterest Earning Assets	170,856			276,473			289,027
Total Assets	4,142,496			4,110,154			4,077,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	413,714	1,007	0.24%	$321,036	$1,140	0.36%	$249,086	$2,004	0.80%
Money Market	383,391	1,130	0.29%	197,225	924	0.47%	134,676	1,671	1.24%
Savings	663,382	682	0.10%	599,637	632	0.11%	582,195	1,388	0.24%
Certificates of Deposit	1,484,436	19,427	1.31%	1,818,837	32,695	1.80%	2,054,077	41,593	2.02%
Total Interest-Bearing Deposits	2,944,923	22,246	0.76%	2,936,735	35,391	1.21%	3,020,034	46,656	1.54%
Federal Funds Purchased	—	—	—%	55	1	1.82%	—	—	—
FHLB Borrowings	25,986	313	1.20%	30,628	361	1.18%	2,329	38	1.63%
Other Borrowings	3,167	155	4.89%	1,408	73	5.18%	1,042	79	7.58%
Total Borrowings	29,153	468	1.61%	32,091	435	1.36%	3,371	117	3.47%
Total Interest-Bearing Liabilities	2,974,076	22,714	0.76%	2,968,826	35,826	1.21%	3,023,405	46,773	1.55%
Noninterest-Bearing Liabilities	769,401			667,914			581,496
Shareholders' Equity	399,019			473,414			472,760
Total Liabilities and Shareholders' Equity	4,142,496			4,110,154			4,077,661
Net Interest Income (2)		$112,675			$107,490			$115,393
Net Interest Margin (2)			2.84%			2.80%			3.05%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
(3)Loan and deposit balances include held-for-sale transactions in connection with sale of Bank branches.
Interest income decreased $7.0 million, or 5.0% for 2021 compared to 2020. Interest income, on an FTE basis (non-GAAP), decreased $7.9 million, or 5.5%, for 2021 compared to 2020. The change was primarily due to increases in average interest-earning assets of $138.0 million for 2021, offset by a lower interest rate yield of 33 basis points compared to 2020. Average interest-bearing deposits with banks increased $90.0 million in 2021, and the average rate paid decreased 15 basis points for 2021 compared to 2020. Average loan balances decreased $38.6 million, primarily due to large commercial payoffs and loan sales, during 2021 compared to 2020, which included PPP loan production that began in the second quarter of 2020. Average PPP loans totaled $19.3 million during 2021. The average rate earned on loans decreased 13 basis points for 2021 compared to 2020 primarily due to lower short-term interest rates. Average investment securities increased $88.1 million and the average rate earned decreased 50 basis points for 2021 compared to 2020. The change in investment securities is the result of active balance sheet management as our portfolio has been diversified as to bond types, maturities, and interest rate structures.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Interest expense decreased $13.1 million for 2021 compared to 2020. The decrease was primarily due to lower short-term interest rates in 2021 as compared to 2020 in addition to the intentional runoff of higher cost CDs. Interest expense on deposits decreased $13.1 million for 2021 compared to 2020 primarily due to the decline in the average balance of CDs. The decrease of $334.4 million or 18.4% in the average balance of CDs for 2021 compared to 2020 was primarily due to the aforementioned intentional runoff of these higher cost CDs. Money market and interest-bearing demand accounts increased $186.2 million and $92.7 million, respectively for 2021 compared to 2020 primarily due to our deposit acquisition strategy. The average rate paid on interest-bearing deposits decreased 45 basis points for 2021 compared to 2020 primarily due to the aforementioned intentional runoff of higher cost CDs and lower short-term interest rates. Overall, the cost of interest-bearing liabilities decreased 45 basis points for 2021 compared to 2020.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2021 Compared to 2020			2020 Compared to 2019
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$177	$(208)	$(31)	$(374)	$(2,074)	$(2,448)
Tax-Free Investment Securities (2)	(431)	(20)	(451)	(557)	(228)	(785)
Taxable Investment Securities	1,884	(3,706)	(1,822)	(779)	(2,783)	(3,562)
Total Securities	1,453	(3,726)	(2,273)	(1,336)	(3,011)	(4,347)
Tax-Free Loans (1)(2)	(3,705)	(43)	(3,748)	(2,287)	(128)	(2,415)
Taxable Loans (1)	3,393	(5,171)	(1,778)	8,898	(18,612)	(9,714)
Total Loans	(312)	(5,214)	(5,526)	6,611	(18,740)	(12,129)
Federal Home Loan Bank Stock	(58)	(39)	(97)	123	(49)	74
Total Interest-Earning Assets	$1,260	$(9,187)	$(7,927)	$5,024	$(23,874)	$(18,850)

Interest Paid on:
Interest-Bearing Demand	$280	$(413)	$(133)	$469	$(1,333)	$(864)
Money Market	640	(434)	206	570	(1,317)	(747)
Savings	66	(16)	50	40	(796)	(756)
Certificates of Deposit	(5,352)	(7,916)	(13,268)	(4,493)	(4,405)	(8,898)
Total Interest-Bearing Deposits	(4,366)	(8,779)	(13,145)	(3,414)	(7,851)	(11,265)
Federal Funds Purchased	—	(1)	(1)	1	—	1
FHLB Borrowings	(56)	8	(48)	336	(13)	323
Other Borrowings	86	(4)	82	23	(29)	(6)
Total Borrowings	30	3	33	360	(42)	318
Total Interest-Bearing Liabilities	$(4,336)	$(8,776)	$(13,112)	$(3,054)	$(7,893)	$(10,947)
Change in Net Interest Margin	$5,596	$(411)	$5,185	$8,078	$(15,981)	$(7,903)
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The Company recognizes provision expense for ACL based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision expense for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments. The Company elected to defer its adoption of CECL in accordance with relief provided under the CARES Act and the adoption became effective January 1, 2021. At January 1, 2021, we increased the ACL by $64.5 million, which includes $61.6 million for the Day 1 CECL adjustment and $2.9 million

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
related to the life-of-loan reserve on unfunded loan commitments. The ACL as a percentage of total portfolio loans was 3.41% at December 31, 2021 and 1.83% at December 31, 2020.
Provision expense decreased $14.6 million to $3.4 million for the year ended 2021 compared to $18.0 million for the year ended 2020. The decline in provision expense was because of increased qualitative loss factors as a result of the estimated economic impact of COVID-19 during 2020 and the relatively stable economy and improving COVID-19 conditions from the date of adoption through December 31, 2021.
During 2021, management observed that $62.2 million of loans that were previously in the deferral program were recovering at rates much lower than peers. Accordingly, management sold all of these loans during the third and fourth quarters of 2021 after workout strategies had been exhausted.
A release of $1.3 million was recorded in 2021 related to the provision for unfunded commitments. Per the guidance related to CECL, unfunded loan commitments are included as part of the provision for credit losses rather than noninterest expense, where it was previously recorded.
Net charge-offs were $23.1 million for the full year 2021 compared to $2.7 million for the full year 2020. The increase in net charge-offs was primarily attributable to the resolution of five problem relationships during 2021, in which the majority of losses were anticipated and previously reserved. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.79% and 0.09% for the years ended 2021 and 2020, respectively. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Nonperforming loans (“NPLs”) decreased significantly at December 31, 2021 by $24.6 million, or 76.9% to $7.4 million compared to $32.0 million at December 31, 2020. The decrease was primarily due to the resolution of our largest NPL relationship during 2021 and a significant reduction of our second largest NPL relationship. NPLs as a percentage of total portfolio loans were 0.26% at December 31, 2021 compared to 1.09% at December 31, 2020. See the “Credit Quality” section of this MD&A for more detail on our NPLs.
Discussion of net interest income for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 12, 2021, and is incorporated herein by reference.
Noninterest Income

	Years Ended December 31,
(Dollars in Thousands)	2021	2020	$ Change	% Change
Gains on Sales of Securities, net	$6,869	$6,882	$(13)	(0.2)%
Service Charges, Commissions and Fees	6,662	4,668	1,994	42.7%
Debit Card Interchange Fees	7,226	5,857	1,369	23.4%
Insurance Commissions	1,901	1,728	173	10.0%
Bank Owned Life Insurance Income	1,380	1,400	(20)	(1.4)%
Other Real Estate Owned Income	90	340	(250)	(73.5)%
Commercial Loan Swap Fee Income	2,416	4,051	(1,635)	(40.4)%
Other	2,337	1,654	683	41.3%
Total Noninterest Income	$28,881	$26,580	$2,301	8.7%
For the year ended December 31, 2021 compared to December 31, 2020, the increase of $2.3 million in total noninterest income was driven by increases in service charges, commissions and fee accounts of $2.0 million, debit card interchange fees of $1.4 million, $0.7 million increase in other income primarily due to a year-to-date gain of $0.5 million on the sale of four bank branches and higher insurance commissions of $0.2 million. The above increases were offset by lower commercial loan swap fee income of $1.6 million and a decrease in OREO income of $0.3 million. Service charges, commission and fees increased due to reinstating fees that were previously waived during 2020 for customers affected by the COVID-19 pandemic and debit

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
card interchange fees increased due to increased usage. The fluctuations in commercial loan swap fee income are due primarily to the timing and demand for this product in the current low interest rate environment.
Discussion of noninterest income for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 12, 2021, and is incorporated herein by reference.
Noninterest Expense

(Dollars in Thousands)	Years Ended December 31,
	2021	2020	$ Change	% Change
Salaries and Employee Benefits	$54,157	$52,390	$1,767	3.4%
Occupancy Expense, net	13,556	13,369	187	1.4%
FDIC Insurance Expense	2,157	2,313	(156)	(6.7)%
Other Taxes	3,129	3,151	(22)	(0.7)%
Advertising Expense	952	1,633	(681)	(41.7)%
Telephone Expense	2,208	2,303	(95)	(4.1)%
Professional and Legal Fees	5,255	5,006	249	5.0%
Data Processing Expense	3,758	2,648	1,110	41.9%
Losses on Sales and Write-downs of Other Real Estate Owned, net	3,622	1,435	2,187	152.4%
Losses on Sales and Write-downs of Bank Premises, net	231	99	132	133.3%
Debit Card Expense	2,777	2,565	212	8.3%
Tax Credit Amortization	1,708	1,088	620	57.0%
Unfunded Loan Commitment Expense	—	(252)	252	NM
Other Real Estate Owned Expense	407	657	(250)	(38.1)%
Goodwill Impairment Expense	—	62,192	(62,192)	NM
Other	8,368	8,178	190	2.3%
Total Noninterest Expense	$102,285	$158,775	$(56,490)	(35.6)%
NM - percentage not meaningful
Total noninterest expense decreased $56.5 million to $102.3 million for the full year 2021 compared to $158.8 million compared to the full year 2020. The decline was driven by the one-time charge resulting from goodwill impairment of $62.2 million recorded in the third quarter of 2020. Offsetting the decrease were increases of $2.2 million in losses on sales and write-downs of OREO, net primarily due to nonrecurring write-downs related to closed bank branches. There were also increases of $1.8 million in salaries and employee benefits, a $1.1 million increase in data processing expense and a $0.6 million increase in tax credit amortization. The increase in salaries and employee benefits was due to increased profit sharing incentives of $1.1 million and higher medical expenses of $1.7 million, offset by lower salaries of $1.3 million due to our branch network optimization project. Higher data processing expenses resulted from increased customer accounts and new modules added to our core processor and the increase in tax credit amortization was due to new historic tax credits entered into throughout 2021.
Discussion of noninterest expense for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 12, 2021, and is incorporated herein by reference.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes increased $3.3 million to $4.1 million for the year ended December 31, 2021 compared to $0.8 million for December 31, 2020. Pre-tax income increased $80.8 million for the year ended 2021 compared to 2020. A full goodwill impairment charge in the amount of $62.2 million was recorded in the third quarter of 2020. Our effective tax rate was 11.5% for the year ended December 31, 2021 compared to negative 1.7% for December 31, 2020. The increase in the effective tax rate is primarily due to a higher level of pre-tax income and a lower level of tax-exempt interest income for the year ended December 31, 2021 and the nondeductible goodwill impairment charge for the year ended December 31, 2020. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and Bank Owned Life Insurance (“BOLI”), which are relatively consistent regardless of the level of pre-tax income.
Discussion of provision for income taxes for the year ended December 31, 2019 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Provision for Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 12, 2021, and is incorporated herein by reference.
Financial Condition
December 31, 2021
Total assets of $4.1 billion decreased $45.4 million, or 1.1%, from December 31, 2020. Total portfolio loans at December 31, 2021 were $2.8 billion, decreasing $135.0 million, or 4.6%, year over year. We experienced a decline in total loans during 2021 primarily due to large commercial loan payoffs of approximately $312.3 million, $62.2 million of loan sales and mortgage refinancing sold in the secondary markets. The variances between loan segments for portfolio loans are also related to the adoption of Topic 326. See the impact of Topic 326 in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. The new segmentation breaks out an Other category from the original loan categories, which applies only to the current year 2021 and was not applied to periods during 2020 and prior years, therefore showing fluctuations in all categories. At January 1, 2021, the initial break-out of Other loans related to the adoption of Topic 326 totaled $379.9 million consisting of $140.8 million of Commercial Real Estate, (“CRE”), $78.1 million of Commercial and Industrial (“C&I”), $50.8 million of Residential Mortgages and $110.2 million of Construction. This segment of loans has unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this segment resulted in an expected credit loss of $51.3 million at adoption. Loans held-for-sale were $0.2 million at December 31, 2021 a decrease of $25.2 million over prior year.
The Company’s investment portfolio increased $143.7 million, or 18.5%, from December 31, 2020. Deposits increased $13.8 million from December 31, 2020 primarily due to our core deposits offset by the runoff of higher cost CDs and $84.7 million of deposits held-for-assumption in connection with the sale of four bank branches, which were completed during the second quarter of 2021. Shareholders’ equity at December 31, 2021 was $407.6 million, a $32.6 million or 7.4% decrease from $440.2 million at December 31, 2020.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Securities
The following table presents the composition of available-for-sale securities for the periods presented:

(Dollars in Thousands)	2021	2020	$ Change
U.S. Treasury Securities	$4,413	$—	$4,413
U.S. Government Agency Securities	3,478	—	3,478
Residential Mortgage-Backed Securities	110,013	44,724	65,289
Commercial Mortgage-Backed Securities	4,168	5,447	(1,279)
Asset Backed Securities	81,863	133,557	(51,694)
Collateralized Mortgage Obligations	287,614	218,359	69,255
Small Business Administration	108,914	99,145	9,769
States and Political Subdivisions	262,202	252,622	9,580
Corporate Notes	59,735	24,825	34,910
Total Debt Securities	$922,400	$778,679	$143,721
The balances and average rates of our securities portfolio are presented below as of December 31:

(Dollars in Thousands)	2021		2020
	Balance	Weighted- Average Yield	Balance	Weighted- Average Yield
U.S. Treasury Securities	$4,413	1.35%	$—	—%
U.S. Government Agency Securities	3,478	1.73%	—	—%
Residential Mortgage-Backed Securities	110,013	0.44%	44,724	1.86%
Commercial Mortgage-Backed Securities	4,168	2.02%	5,447	2.77%
Asset Backed Securities	81,863	1.58%	133,557	1.47%
Collateralized Mortgage Obligations	287,614	1.03%	218,359	1.38%
Small Business Administration	108,914	1.47%	99,145	1.69%
States and Political Subdivisions	262,202	2.41%	252,622	2.69%
Corporate Notes	59,735	4.08%	24,825	5.42%
Total Securities Available-for-Sale	$922,400	1.65%	$778,679	2.02%
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
The securities portfolio increased $143.7 million at December 31, 2021 compared to December 31, 2020. Securities comprise 22.3% of total assets at December 31, 2021 compared to 18.6% at December 31, 2020. The increase is a result of active balance sheet management and the Company’s excess cash position. We further diversified the securities portfolio as to bond types, maturities and interest rate structures.
At December 31, 2021, total gross unrealized gains in the available-for-sale portfolio were $10.0 million offset by $7.8 million of gross unrealized losses. At December 31, 2020, total gross unrealized gains in the available-for-sale portfolio were $22.6 million offset by $2.7 million of gross unrealized losses.
Management evaluates the securities portfolio for other-than-temporary impairment (“OTTI”) on a quarterly basis. During the years ended December 31, 2021 and December 31, 2020 the Company did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth the maturities of securities at December 31, 2021 and the weighted average yields of such securities.
Available-for-Sale Securities

(Dollars in Thousands)	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury Securities	$—	—%	$—	—%	$4,413	1.35%	$—	—%
U.S. Government Agency Securities	—	—%	—	—%	3,478	1.73%	—	—%
Residential Mortgage-Backed Securities(2)	14	2.26%	—	—%	—	—%	109,999	0.44%
Commercial Mortgage-Backed Securities(2)	—	—%	—	—%	4,168	2.02%	—	—%
Asset Backed Securities(2)	—	—%	—	—%	17,259	2.18%	64,604	1.42%
Collateralized Mortgage Obligations(2)	—	—%	—	—%	62,132	1.81%	225,482	0.82%
Small Business Administration	—	—%	1,922	1.47%	63,530	1.47%	43,462	1.47%
States and Political Subdivisions	731	4.11%	963	2.75%	70,814	2.23%	189,694	2.47%
Corporate Notes	—	—%	—	—%	59,735	4.08%	—	—%
Total	$745		$2,885		$285,529		$633,241
Weighted Average Yield(1)		4.08%		1.90%		2.33%		1.35%
(1)Weighted -average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent.
(2) Securities not due at a single maturity date
At December 31, 2021 the Company had no held-to-maturity securities; however, if at a future date we classify securities as held-to-maturity, our disclosures will show the weighted average yield for each range of maturities.
At December 31, 2021, the Company held 52% fixed rate and 48% floating rate securities. The floating rate securities may have a stated maturity greater than ten years, but the interest rate generally adjusts monthly. Therefore, the duration on these securities is short, generally less than one year, and will therefore not be as sensitive to interest rate changes.
Refer to Note 4, Investment Securities, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our securities.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio as of the periods presented:

	December 31,
(Dollars in Thousands)	2021	2020	2019	2018	2017
Commercial
Commercial Real Estate	$1,323,252	$1,453,799	$1,365,310	$1,359,036	$1,479,765
Commercial and Industrial	345,376	557,164	621,667	661,870	804,592
Total Commercial Loans	1,668,628	2,010,963	1,986,977	2,020,906	2,284,357
Consumer
Residential Mortgages	457,988	472,170	514,538	397,280	193,328
Other Consumer	44,666	57,647	73,688	73,058	79,980
Total Consumer Loans	502,654	529,817	588,226	470,338	273,308
Construction	282,947	406,390	309,563	212,548	126,780
Other	357,900	—	—	—	—
Total Portfolio Loans	2,812,129	2,947,170	2,884,766	2,703,792	2,684,445
Loans Held-for-Sale	228	25,437	19,714	2,559	517
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	9,835	—	—	—
Total Loans	$2,812,357	$2,982,442	$2,904,480	$2,706,351	$2,684,962
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay.
Total portfolio loans decreased $135.0 million, or 4.6% to $2.8 billion at December 31, 2021 compared to $2.9 billion at December 31, 2020. We experienced a decline in total loans during 2021 primarily due to large commercial loan payoffs, $62.2 million of loan sales and mortgage refinancing sold in the secondary markets. The variances between loan segments for portfolio loans also relates to the adoption of Topic 326 as we adjusted our loan portfolio segments to align with the methodology applied in determining the allowance under CECL.
The commercial portfolio is monitored for potential concentrations of credit risk by market, loan type, property type and tenants.
Our exposure to the hospitality industry at December 31, 2021 equated to approximately $418.6 million, or 14.9% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. Beginning in the second quarter of 2021, we observed improvements in occupancy and the average daily rates for our hotel clients following sharp declines throughout the pandemic. However, like many service industries our clients continue to face challenges with respect to labor, which impedes their ability to turnover rooms resulting in occupancy constraints. This has caused, or may cause, them to operate with lower levels of liquidity and an inability to reserve for capital improvements and may adversely affect their ability to pay property expenses, capital improvements and/or repay existing indebtedness. Contractual payments have been restored since the expiration of our deferral program on June 30, 2021. These developments, together with the current economic conditions, generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.
Aggregate commitments to our top 10 credit relationships were $721.6 million at December 31, 2021. The Other segment represents 49.6% of the top 10 credit relationships.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending
Top Ten (10) Relationships	12/31/2021	12/31/2020	Change	2021 % of Gross Loans	2021 % of RBC
1. Hospitality, agriculture & energy	$350,010	$375,990	$(25,980)	12.45%	72.45%
2. Retail real estate & food services	56,073	55,373	700	1.99%	11.61%
3. Hospitality	55,634	61,691	(6,057)	1.98%	11.51%
4. Industrial & retail real estate	45,653	41,439	4,214	1.62%	9.45%
5. Retail real estate	38,250	35,388	2,862	1.36%	7.92%
6. Multifamily development	36,720	40,874	(4,154)	1.31%	7.60%
7. Hospitality	35,664	37,435	(1,771)	1.27%	7.38%
8. Multifamily & student housing	35,405	38,787	(3,382)	1.26%	7.33%
9. Hospitality	34,463	36,086	(1,623)	1.22%	7.13%
10. Special / limited use	33,736	33,273	463	1.20%	6.98%
Top Ten (10) Relationships	721,608	756,336	(34,728)	25.66%	149.36%
Total Gross Loans	2,812,357	2,982,442	(170,085)
% of Total Gross Loans	25.66%	25.36%	0.30%
Concentration Threshold (25% of Risk-based Capital ("RBC"))	$120,781	$116,300
Unfunded commitments on lines of credit were $433.1 million at December 31, 2021 as compared to $410.7 million at December 31, 2020. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 52.2% at December 31, 2021 and 47.8% at December 31, 2020. Unfunded commitments on commercial operating lines of credit was 51.7% at December 31, 2021 and 48.3% at December 31, 2020.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Mortgage loans held-for-sale were $0.2 million and $25.4 million at December 31, 2021 and December 31, 2020, respectively.
In addition to mortgage loans held-for-sale, the Company had $9.8 million in loans held-for-sale in connection with sale of Bank branches at December 31, 2020 that sold in the second quarter of 2021.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables present the maturity schedule of portfolio loan types at December 31, 2021:

	Maturity
(Dollars in Thousands)	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates
Commercial Real Estate	$47,934	$127,445	$48,615	$9,463	$233,457
Commercial and Industrial	65,704	84,886	167,471	16,648	334,709
Residential Mortgages	4,463	7,680	72,577	29,696	114,416
Other Consumer	1,852	33,350	8,797	—	43,999
Construction	79,497	37,989	4,359	165	122,010
Other	—	—	—	—	—
Portfolio Loans with Fixed Interest Rates	$199,450	$291,350	$301,819	$55,972	$848,591
Variable interest rates
Commercial Real Estate	$46,124	$74,822	$570,774	$398,075	$1,089,795
Commercial and Industrial	3,274	537	4,793	2,063	10,667
Residential Mortgages	1,380	2,538	19,679	319,975	343,572
Other Consumer	643	24	—	—	667
Construction	47,074	104,067	8,016	1,780	160,937
Other	346,729	—	7,712	3,459	357,900
Portfolio Loans with Variable Interest Rates	$445,224	$181,988	$610,974	$725,352	$1,963,538
Total Portfolio Loans	$644,674	$473,338	$912,793	$781,324	$2,812,129

Refer to Note 5, Loans and Loans Held-For-Sale, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our loans.
Credit Quality
On a monthly basis, a Criticized Asset Committee meets to review certain special mention and substandard loans within prescribed policy thresholds. These loans typically represent the highest risk of loss to the Company. Action plans are established and these loans are monitored through regular contact with the borrower and loan officer, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular re-evaluation of assets held as collateral.
On a quarterly basis, the Credit Risk Committee of the Board meets to review our loan portfolio metrics, approve segment limits, approve the adequacy of ACL, and findings from Loan Review identified in the previous quarter. Annually, this same committee approves credit related policies and policy enhancements as they become available.
Additional credit risk management practices include continuous reviews of our lending policies and procedures to support sound underwriting practices, concentrations, delinquencies and annual portfolio stress testing. Our Loan Review department serves as a mechanism to individually monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Nonperforming assets (“NPAs”) consist of nonaccrual loans, nonaccrual troubled debt restructurings (“TDRs”) and other real estate owned (“OREO”). The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	December 31,
	2021	2020
Nonperforming Loans
Commercial Real Estate	$595	$224
Commercial and Industrial	451	456
Residential Mortgages	2,551	4,135
Other Consumer	73	191
Construction	177	2,012
Other	—	—
Total Nonperforming Loans	3,847	7,018

Nonperforming Troubled Debt Restructurings
Commercial Real Estate	2,742	21,667
Commercial and Industrial	—	—
Residential Mortgages	—	—
Other Consumer	—	—
Construction	808	3,319
Other	—	—
Total Nonperforming Troubled Debt Restructurings	3,550	24,986
Total Nonperforming Loans	7,397	32,004
Other Real Estate Owned	10,916	15,722
Total Nonperforming Assets	$18,313	$47,726

Nonperforming Loans to Total Portfolio Loans	0.26%	1.09%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	0.65%	1.61%
NPLs decreased significantly by $24.6 million, or 76.9% compared to December 31, 2020, primarily due to the resolution of our largest NPL relationship and a significant decrease in the second largest NPL relationship, partly offset by new loans placed on nonaccrual status during 2021. The two largest NPL relationships had an aggregate principal balance of $21.4 million at December 31, 2020. We recognized charge-offs totaling $8.2 million related to these relationships during the second quarter of 2021 resulting in the release of $4.8 million of individually evaluated loan reserves. The $8.2 million in charge-offs consisted of a $6.3 million charge-off triggered by a settlement of the debt and proceeds received while the remaining $1.9 million charge-off was triggered by the sale of the underlying collateral through a purchase agreement approved by the bankruptcy court. Nonperforming construction loans decreased primarily due to paydowns from borrower asset sales on four loans related to one relationship during the fourth quarter of 2021. Paydowns on this relationship totaled $2.4 million and charge-offs totaled $1.9 million leaving a remaining book balance of $0.8 million that is adequately secured by collateral. Offsetting the declines were new NPLs totaling $2.8 million, of which $2.7 million is one loan. NPLs as a percentage of total portfolio loans were 0.26% at December 31, 2021 compared to 1.09% at December 31, 2020.
OREO decreased $4.8 million, or 30.6%, at December 31, 2021 compared to December 31, 2020 due to the sale of 23 branches and six OREO properties during 2021. Closed retail bank office carrying values decreased $1.5 million and have a remaining book value of $1.0 million at December 31, 2021 compared to $2.5 million at December 31, 2020. During 2021, 20 branch closures were completed and 16 of these were sold as part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency.
There were no nonaccrual loans related to loans held-for-sale at December 31, 2021. As of December 31, 2020 total nonaccrual loans include $7 thousand in loans held-for-sale in connection with sale of Bank branches.
Refer to Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our nonperforming loans and OREO.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes past due loans for the dates presented:

(Dollars in Thousands)	December 31,
	2021	2020
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$229	$3,816
Commercial and Industrial	297	384
Total Commercial Loans	526	4,200
Consumer
Residential Mortgages	683	1,347
Other Consumer	461	580
Total Consumer Loans	1,144	1,927
Construction	—	284
Other	—	—
Total Loans 30 to 89 Days Past Due	$1,670	$6,411
Portfolio loans past due 30 to 89 days or more and still accruing decreased $4.7 million, or 74.0% to $1.7 million at December 31, 2021 compared to $6.4 million at December 31, 2020, primarily in the commercial real estate segment. There were no loans during the year ended December 31, 2021 and December 31, 2020 that were past due more than 90 days and still accruing.
Closed-end installment loans, amortizing loans secured by real estate and any other loans with payments scheduled monthly are reported past due when the borrower is in arrears two or more monthly payments. Other multi-payment obligations with payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis, including loans that are at risk for becoming delinquent and early stage delinquencies in order to identify emerging patterns and potential problem loans.
Troubled Debt Restructuring (“TDRs”) are loans that we, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise grant. The Company strives to identify borrowers in financial difficulty early and work with them to modify terms and conditions before their loan defaults and/or is transferred to nonaccrual status. Modified terms that might be considered a TDR generally include extension of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may be instances of principal forgiveness. Short-term modifications that are considered insignificant are generally not considered a TDR unless there are other concessions granted.
An accruing loan that is characterized as a TDR can remain in accrual status if, based on a current credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical performance for a reasonable period before the modification. All TDRs are considered to be impaired loans and will be reported as impaired loans for their remaining lives, unless a subsequent restructuring includes an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk, we fully expect that the remaining principal and interest will be collected according to the restructured agreement or the contractual terms of the original loan agreement are restored. Generally, the Company individually evaluates all impaired loans, which includes TDRs, with a commitment greater than or equal to $1.0 million for Individually Evaluated Loan reserves. In addition, the Company may evaluate credits that have complex loan structures for impairment, even if the balance is less than $1.0 million. Nonaccrual TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
As an example, consider a substandard commercial construction loan that is currently 90 days past due where the loan is restructured to extend the maturity date for a period longer than would be considered an insignificant period of time. The post-modification interest rate given to the borrower is considered to be lower than the current market rate for new debt with similar risk and all other terms remain the same according to the original loan agreement. This loan will be considered a TDR as the borrower is experiencing financial difficulty and a concession has been granted due to the significant extension, resulting in payment delay as well as the rate being lower than current market rate for new debt with similar risk. The loan will be reported

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
as a nonaccrual TDR and an impaired loan. In addition, the loan could be charged down to the fair value of the collateral if a confirmed loss exists. If the loan subsequently performs, by means of making on-time payments according to the newly restructured terms for a period of six months, and it is expected that all remaining principal and interest will be collected according to the terms of the restructured agreement, the loan will be returned to accrual status and reported as an accruing TDR. The loan will remain an impaired loan for the remaining life of the loan because the interest rate was not adjusted to be equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk.
Allowance for Credit Losses
The following summarizes our allowance for credit loss experience at December 31 for each of the years presented:

(Dollars in Thousands)	2021	2020	2019
Balance Beginning of Year	$54,074	$38,762	$39,199
Impact of CECL Adoption	61,642	—	—
Provision for Credit Losses	3,350	18,006	3,404
Charge-offs:
Commercial Real Estate	19,662	40	69
Commercial and Industrial	374	66	22
Residential Mortgages	273	258	197
Other Consumer	2,256	3,991	4,401
Construction	1,859	—	393
Other	—	—	—
Total Charge-offs	24,424	4,355	5,082
Recoveries:
Commercial Real Estate	159	707	—
Commercial and Industrial	291	2	—
Residential Mortgages	168	27	9
Other Consumer	586	737	602
Construction	93	188	630
Other	—	—	—
Total Recoveries	1,297	1,661	1,241
Total Net Charge-offs	23,127	2,694	3,841
Balance End of Year	$95,939	$54,074	$38,762

Net Charge-offs to Average Portfolio Loans	0.79%	0.09%	0.13%
Allowance for Credit Losses to Total Portfolio Loans	3.41%	1.83%	1.34%
Total net charge-offs increased to $23.1 million for the year ended December 31, 2021 compared to $2.7 million for the year ended December 31, 2020 primarily in the commercial real estate segment. In the quarter ended June 30, 2021, we released $4.8 million of specific reserves in connection with the resolution of our two largest CRE nonperforming relationships and recognized $8.2 million in charge-offs. In the quarter ended September 30, 2021, the Bank sold nine CRE loans within two performing relationships with an unpaid principal balance of $50.2 million, which resulted in charge-offs of $9.2 million and a net release of reserves of $3.1 million. Finally, in the quarter ended December 31, 2021, we sold an additional two notes, which resulted in $2.2 million net charge-offs and added $0.5 million to provision expense. We also recorded a $1.9 million net charge-off for a nonperforming lot development relationship.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following is the Allocation of the ACL balance by segment as of December 31 for the years presented below:

	2021		2020
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$17,297	47.0%	$36,428	49.3%
Commercial & Industrial	4,111	12.3%	5,064	18.9%
Residential Mortgages	4,368	16.3%	2,099	16.0%
Other Consumer	1,493	1.6%	2,479	2.0%
Construction	6,939	10.1%	8,004	13.8%
Other	61,731	12.7%	—	—%
Balance End of Year	$95,939	100.0%	$54,074	100.0%
While the variances within the loan segments relate to the Day 1 impact of CECL, our ACL has a higher concentration of commercial loans including CRE, C&I and construction. The ability of borrowers to repay commercial loans is dependent upon the success of their business and general economic conditions. Due to the greater potential for loss within our commercial portfolio, we monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans rated special mention or substandard have potential or well-defined weaknesses not generally found in high quality, performing loans, and require attention from management to limit loss.
The following table summarizes the credit quality ratios and their components as of December 31 for the years presented below:

(Dollars in Thousands)	2021	2020
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$95,939	$54,074
Total Portfolio Loans	2,812,129	2,947,170
Allowance for Credit Losses to Total Portfolio Loans	3.41%	1.83%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$7,397	$32,004
Total Portfolio Loans	2,812,129	2,947,170
Nonperforming Loans to Total Portfolio Loans	0.26%	1.09%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$95,939	$54,074
Nonperforming Loans	7,397	32,004
Allowance for Credit Losses to Nonperforming Loans	1,297.00%	168.96%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs	$23,127	$2,694
Average Total Portfolio Loans	2,927,083	2,959,376
Net Charge-offs to Average Portfolio Loans	0.79%	0.09%
A discussion of the factors that drove the material changes in the ACL ratios presented in the table above, such as the significant reduction in nonperforming loans and the significant increase in net charge-offs have been communicated in the paragraphs preceding this table within the Credit Quality and Allowance for Credit Losses sections within this MD&A.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Prior to the adoption of Topic 326 on January 1, 2021, we calculated our ACL using an incurred loan loss methodology. The following tables are disclosures related to the allowance for credit losses in prior periods.
The following table summarizes the ACL balance as of December 31, 2020:

(Dollars in Thousands)	2020
Collectively Evaluated for Impairment	$38,824
Individually Evaluated for Impairment	15,250
Total Allowance for Credit Losses	$54,074
The ACL was $95.9 million, or 3.41%, of total portfolio loans at December 31, 2021 compared to $54.1 million, or 1.83% December 31, 2020.
Refer to Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our ACL.
Deposits
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2021		2020
(Dollars in Thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest-Bearing Demand Deposits	$736,974	—	$634,864	—
Noninterest-Bearing Demand Deposits Held for Assumption in Connection with Sale of Bank Branches	—	—	6,776	—
Interest-Bearing Demand	413,714	0.24%	317,664	0.36%
Money Market	383,391	0.29%	194,129	0.47%
Savings	663,382	0.10%	591,967	0.11%
Certificates of Deposit	1,484,436	1.31%	1,765,310	1.79%
Interest-Bearing Deposits Held for Assumption in Connection with Sale of Bank Branches	—	—%	67,665	1.52%
Total Interest-Bearing Deposits	2,944,923	0.76%	2,936,735	1.21%
Total Deposits	$3,681,897	0.60%	$3,578,375	0.99%
The following table presents additional information about our year-end deposits:

(Dollars in Thousands)	2021	2020
Deposits from the Certificate of Deposit Account Registry Services (CDARS)	$139	$139
Noninterest-Bearing Public Funds Deposits	58,393	34,457
Interest-Bearing Public Funds Deposits	123,968	139,386
Total Deposits not Covered by Deposit Insurance(1)	396,626	377,398
Certificates of Deposits not Covered by Deposit Insurance	147,134	181,057
Deposits from Certain Directors, Executive Officers and their Affiliates	3,032	6,697
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Maturities of CDs over $250,000 or more not covered by deposit insurance at December 31, 2021 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$29,123	19.8%
Over Three Months Through Twelve Months	38,980	26.5%
Over Twelve Months Through Three Years	52,850	35.9%
Over Three Years	26,181	17.8%
Total	$147,134	100.0%
Refer to Note 12, Deposits, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our deposits.
Federal Home Loan Bank (“FHLB”) Borrowings
Information pertaining to FHLB advances at December 31 is summarized in the table below:

(Dollars in Thousands)	2021	2020	2019
Balance at Period End	$7,000	$35,000	$10,000
Average Balance during Period	25,986	30,628	2,329
Average Interest Rate during the Period	1.20%	1.18%	1.63%
Maximum Month-end Balance during the Period	35,000	35,000	10,000
Average Interest Rate at Period End	1.61%	1.13%	1.63%
The Company held FHLB Atlanta stock of $2.4 million and $5.1 million at December 31, 2021 and December 31, 2020, respectively. Dividends recorded on this restricted stock were $121 thousand and $218 thousand for the years ended December 31, 2021 and December 31, 2020, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 13, Federal Home Loan Bank Borrowings, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our borrowings.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Capital Resources
The following table summarizes ratios for the Company for December 31:

	2021	2020
Common Equity Tier 1
Carter Bankshares, Inc.	14.21%	13.08%
Carter Bank and Trust	14.04%	13.06%
Tier 1 Ratio
Carter Bankshares, Inc.	14.21%	13.08%
Carter Bank and Trust	14.04%	13.06%
Total Risk-Based Capital Ratio
Carter Bankshares, Inc.	15.46%	14.33%
Carter Bank and Trust	15.29%	14.31%
Leverage Ratio
Carter Bankshares, Inc.	10.62%	10.26%
Carter Bank and Trust	10.49%	10.24%
Total shareholders’ equity decreased by $32.6 million to $407.6 million at December 31, 2021 compared to $440.2 million at December 31, 2020. The decrease was primarily due to the $50.7 million cumulative-effect adjustment related to the adoption of Topic 326, a $14.0 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-
sale securities and $0.5 million related to the repurchase of common stock, partially offset by net income of $31.6 million. The remaining difference of $1.0 million is related to stock-based compensation during the year ended December 31, 2021.
The Company continues to maintain its capital position with a leverage ratio of 10.62% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 14.21% compared to the regulatory guideline of 6.50% to be well-capitalized. Our risk-based Tier 1 and Total Capital ratios were 14.21% and 15.46%, respectively, which places the Company above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
In July 2013 the federal banking agencies issued a final rule to implement the Basel III Final Rules and the minimum leverage and risk-based capital requirements of the Dodd-Frank Act. The final rule established a comprehensive capital framework and went into effect on January 1, 2015 for smaller banking organizations such as the Company. The rule also requires the Company and the Bank to maintain a capital conservation buffer composed of Common Equity Tier 1 capital in an amount greater than 2.50% of total risk-weighted assets beginning in 2019. The capital conservation buffer was phased-in, in equal increments from 2016 through 2019. As a result, starting in 2019, the Company and the Bank were required to maintain a Common Equity Tier 1 risk-based capital ratio greater than 7.0%, a Tier 1 risk-based capital ratio greater than 8.5%, and a Total risk-based capital ratio greater than 10.5%; otherwise, they will be subject to restrictions on capital distributions and discretionary bonus payments.
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
Refer to Note 21, Capital Adequacy, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our capital.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents as of December 31, 2021, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(Dollars in Thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than five Years	Total
Deposits without a Stated Maturity (1)	$2,354,158	$—	$—	$—	$2,354,158
Certificates of Deposits (1)	565,385	493,445	283,891	1,597	1,344,318
Federal Home Loan Bank Borrowings (2)	7,000	—	—	—	7,000
Operating and Capital Leases	447	1,000	877	7,549	9,873
Purchase Obligations	4,697	6,919	6,769	5,190	23,575
Total	$2,931,687	$501,364	$291,537	$14,336	$3,738,924
 (1) Excludes Interest
(2) The FHLB borrowing of $7.0 million was prepaid in January 2022 outside of its scheduled maturity.
Lease contracts are described in Note 8, Premises and Equipment, of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Purchase obligations primarily represent obligations under agreement with a third-party data processing vendor and communications charges.
Off-Balance Sheet Arrangements
In the normal course of business, the Company offers our customers lines of credit and letters of credit to meet their financing objectives. The undrawn or unfunded portion of these facilities do not represent outstanding balances and therefore are not reflected in our financial statements as loans receivable. The Company provides lines of credit to our clients to memorialize the commitment to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $283.9 million, or 55.3% and $391.4 million, or 66.2% of the commitments to extend credit identified in the table below at December 31, 2021 and December 31, 2020, respectively. The Company provides letters of credit, generally, for the benefit or our customers to provide assurance to various municipalities that construction projects will be completed according to approved plans and specifications. These instruments involve elements of credit and interest rate risk and our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, could be equal to the contractual amount of the obligation less the value of any collateral. The Company analyzes this risk and calculates a reserve for unfunded commitments. The same credit policies are applied in granting these facilities as those used for underwriting loans. Lines of credit to finance construction projects include a construction end date, at which time the loan is expected to convert to a mini-perm loan. A department independent of our lending group monitors construction commitments of $1.0 million or more. Lines of credit to operating companies to finance working capital include a maturity date and may include various financial covenants. Letters of credit include an expiration date unless it is a standby letter of credit which automatically renews but generally provide for a termination clause on an annual basis given sufficient notice to the beneficiary. The Company typically charges an annual fee for the issuance of letters of credit. Because letters of credit are expected to expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company.
The following table sets forth the commitments and letters of credit as of December 31:

(Dollars in Thousands)	2021	2020
Commitments to Extend Credit	$513,482	$591,175
Standby Letters of Credit	27,083	29,293
Total	$540,565	$620,468
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Liquidity
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk the Company’s Board has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for the Company. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and by having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
Our primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $743.8 million of unpledged available-for-sale investment securities as an additional source of liquidity.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2021, the Bank had $985.1 million in highly liquid assets, which consisted of $64.9 million in interest-bearing deposits in other financial institutions, $176.2 million in FRB Excess Reserves, $743.8 million in unpledged securities and $0.2 million in mortgage loans held-for-sale. This resulted in highly liquid assets to total assets ratio of 23.8% at December 31, 2021.
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of December 31:

(Dollars in Thousands)	2021	2020
Cash and Due From Banks	$36,698	$38,535
Interest Bearing Deposits in Other Financial Institutions	64,905	39,954
Federal Reserve Bank Excess Reserves	176,196	163,453
Unpledged Investment Securities	743,836	632,724
Excess Pledged Securities	28,417	7,857
FHLB Borrowing Availability	667,307	510,533
Unsecured Lines of Credit	145,000	145,000
Total Liquidity Sources	$1,862,359	$1,538,056

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Inflation
Management is aware of the significant effect inflation has on interest rates and can have on financial performance. The Company’s ability to cope with this is best determined by analyzing its capability to respond to changing interest rates and its ability to manage noninterest income and expense. The mix of interest-rate sensitive assets and liabilities is monitored through ALCO in order to reduce the impact of inflation on net interest income. The effects of inflation are controlled by reviewing the prices of our products and services, by introducing new products and services and by controlling overhead expenses. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.
Stock Repurchase Plan
On December 13, 2021, the Company authorized, effective December 10, 2021, a common stock repurchase program to purchase up to two million shares of the Company’s common stock in the aggregate over a period of twelve months. As of December 31, 2021, 30,407 shares of common stock had been repurchased under this program at an average price of $15.22 per share.
The specific timing, price and quantity of repurchases will be at our discretion and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and the Company’s financial performance. The repurchase plan does not obligate us to repurchase any particular number of shares.
The Stock Repurchase Plan is also described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For financial institutions, market risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a financial institution’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancement of shareholder value. However, excessive interest rate risk can threaten a financial institution’s earnings, capital, liquidity, and solvency. Our sensitivity to changes in interest rate movements is continually monitored by the ALCO.
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
Within the context of the ALM, net interest income rate shock simulations explicitly measure the exposure to earnings from changes in market rates of interest over a defined time horizon. These robust simulations include assumptions of how the balance sheet will react in different rate environments including loan prepayment speeds, the average life of non-maturing deposits, and how sensitive each interest-earning asset and interest-bearing liability is to changes in the market rates (betas). Under simulation analysis, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Reviewing these various measures provides us with a more comprehensive view of our interest rate risk profile.
Net interest income rate shock simulation results are compared to a base case to provide an estimate of the impact that market rate changes may have on 12 months and 24 months of pretax net interest income. The base case and rate shock analyses are performed on a static and growth balance sheet. A static balance sheet is a no-growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread. Rate shock analyses assume an immediate parallel shift in market interest rates and also include management assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market, and savings) and changes in the prepayment behavior of loans and securities with optionality. Our policy guidelines limit the change in pretax net interest income over a 12-month horizon using rate shocks of +/- 100, 200, 300, and 400 basis points. We have temporarily suspended the -200, -300, and -400 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to net interest income when evaluating the -200, -300, and -400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position.
To monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE analyses. EVE represents the present value of all asset cash flows minus the present value of all liability cash flows. EVE rate change results are compared to a base case to determine the impact that market rate changes may have on our EVE. As with rate shock analysis, EVE analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with optionality and the behavior and value of non-maturity deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300, and 400 basis points. We have also temporarily suspended the EVE -200, -300, and -400 basis point scenarios in 2021 and 2020 due to the low interest rate environment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (continued)
The following tables reflect the net interest income rate shock analyses and EVE analyses results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by management.

	December 31, 2021		December 31, 2020
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
400	43.6%	24.6%	39.6%	20.1%
300	33.1%	20.6%	30.7%	17.5%
200	22.5%	15.4%	21.1%	13.8%
100	11.4%	8.6%	10.7%	8.1%
-100	(2.4)%	(7.0)%	(2.4)%	(3.1)%
The results from the net interest income rate shock analysis are consistent with having an asset sensitive balance sheet when adjusted for repricing correlations (betas). The above table indicates that in a rising interest rate environment, the Company is positioned to have increased pretax net interest income for the same asset base due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. Conversely, in a declining interest rate environment, we are positioned to have decreased pretax net interest income for the same reasons discussed above.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

Consolidated Balance Sheets	63

Consolidated Statements of Income (Loss)	64

Consolidated Statements of Comprehensive Income (Loss)	66

Consolidated Statements of Changes in Shareholders’ Equity	67

Consolidated Statements of Cash Flows	68

Notes to Consolidated Financial Statements	70

Report of Crowe LLP, Independent Registered Public Accounting Firm (PCAOB ID 173), on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	116

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Data)	December 31, 2021	December 31, 2020
ASSETS
Cash and Due From Banks	$36,698	$38,535
Interest-Bearing Deposits in Other Financial Institutions	64,905	39,954
Federal Reserve Bank Excess Reserves	176,196	163,453
Total Cash and Cash Equivalents	277,799	241,942
Securities Available-for-Sale, at Fair Value	922,400	778,679
Loans Held-for-Sale	228	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	9,835
Portfolio Loans	2,812,129	2,947,170
Allowance for Credit Losses	(95,939)	(54,074)
Portfolio Loans, net	2,716,190	2,893,096
Bank Premises and Equipment, net	75,297	85,307
Bank Premises and Equipment Held-for-Sale, net	—	2,293
Other Real Estate Owned, net	10,916	15,722
Federal Home Loan Bank Stock, at Cost	2,352	5,093
Bank Owned Life Insurance	55,378	53,997
Other Assets	73,186	67,778
Total Assets	$4,133,746	$4,179,179

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$747,909	$699,229
Interest-Bearing Demand	452,644	366,201
Money Market	463,056	294,229
Savings	690,549	625,482
Certificates of Deposit	1,344,318	1,614,770
Deposits Held for Assumption in Connection with Sale of Bank Branches	—	84,717
Total Deposits	3,698,476	3,684,628
Federal Home Loan Bank Borrowings	7,000	35,000
Other Liabilities	20,674	19,377
Total Liabilities	3,726,150	3,739,005

SHAREHOLDERS' EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
26,430,919 Outstanding at December 31, 2021 and 26,385,041 at December 31, 2020	26,431	26,385
Additional Paid-in-Capital	143,988	143,457
Retained Earnings	235,475	254,611
Accumulated Other Comprehensive Income	1,702	15,721
Total Shareholders' Equity	407,596	440,174
Total Liabilities and Shareholders' Equity	$4,133,746	$4,179,179
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(Dollars in Thousands except, Per Share Data)	2021	2020	2019
INTEREST INCOME
Loans, including fees
Taxable	$115,448	$117,226	$126,939
Non-Taxable	4,733	7,694	9,603
Investment Securities
Taxable	12,442	14,263	17,826
Non-Taxable	882	1,238	1,858
FRB Excess Reserves	169	224	1,484
Interest on Bank Deposits	102	78	1,266
Dividend Income	121	218	144
Total Interest Income	133,897	140,941	159,120
Interest Expense
Interest Expense on Deposits	22,246	35,391	46,656
Interest Expense on Federal Funds Purchased	—	1	—
Interest on Other Borrowings	468	434	117
Total Interest Expense	22,714	35,826	46,773
NET INTEREST INCOME	111,183	105,115	112,347
Provision for Credit Losses	3,350	18,006	3,404
Provision for Unfunded Commitments	(1,269)	—	—
Net Interest Income After Provision for Credit Losses	109,102	87,109	108,943
NONINTEREST INCOME
Gain on Sales of Securities, net	6,869	6,882	2,205
Service Charges, Commissions and Fees	6,662	4,668	4,962
Debit Card Interchange Fees	7,226	5,857	5,160
Insurance Commissions	1,901	1,728	1,225
Bank Owned Life Insurance Income	1,380	1,400	1,436
Other Real Estate Owned Income	90	340	689
Commercial Loan Swap Fee Income	2,416	4,051	—
Other	2,337	1,654	1,193
Total Noninterest Income	28,881	26,580	16,870
NONINTEREST EXPENSE
Salaries and Employee Benefits	54,157	52,390	52,879
Occupancy Expense, net	13,556	13,369	11,785
FDIC Insurance Expense	2,157	2,313	1,270
Other Taxes	3,129	3,151	2,847
Advertising Expense	952	1,633	1,445
Telephone Expense	2,208	2,303	2,202
Professional and Legal Fees	5,255	5,006	4,507
Data Processing	3,758	2,648	2,267
Losses on Sales and Write-downs of Other Real Estate Owned, net	3,622	1,435	4,732
Losses on Sales and Write-downs of Bank Premises, net	231	99	188
Debit Card Expense	2,777	2,565	2,753
Tax Credit Amortization	1,708	1,088	2,265
Unfunded Loan Commitment Expense	—	(252)	121
Other Real Estate Owned Expense	407	657	525
Goodwill Impairment Expense	—	62,192	—
Other	8,368	8,178	8,243
Total Noninterest Expense	102,285	158,775	98,029
Income (Loss) Before Income Taxes	35,698	(45,086)	27,784
Income Tax Provision	4,108	772	1,209
Net Income (Loss)	$31,590	$(45,858)	$26,575

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)

Earnings (Loss) per Common Share:
Basic Earnings (Loss) per Common Share	$1.19	$(1.74)	$1.01
Diluted Earnings (Loss) per Common Share	$1.19	$(1.74)	$1.01
Average Shares Outstanding-Basic	26,342,729	26,379,774	26,258,576
Average Shares Outstanding-Diluted	26,342,729	26,379,774	26,258,576
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Net Income (Loss)	$31,590	$(45,858)	$26,575
Other Comprehensive (Loss) Income:
Net Unrealized (Losses) Gains on Securities Available-for-Sale:
Net Unrealized (Losses) Gains Arising during the Period	(10,877)	26,621	15,108
Reclassification Adjustment for Gains included in Net Income (Loss)	(6,869)	(6,882)	(2,205)
Tax Effect	3,727	(4,145)	(2,710)
Net Unrealized (Losses) Gains Recognized in Other Comprehensive (Loss) Income	(14,019)	15,594	10,193
Other Comprehensive (Loss) Income:	(14,019)	15,594	10,193
Comprehensive Income (Loss)	$17,571	$(30,264)	$36,768
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance January 1, 2019	$26,270	$142,175	$277,583	$(10,066)	$435,962
Net Income	—	—	26,575	—	26,575
Other Comprehensive Income, Net of Tax	—	—	—	10,193	10,193
Issuance of Restricted Stock (64,458 shares)	64	(64))	—	—	—
Recognition of Restricted Stock Compensation Expense	—	381	—	—	381
Balance December 31, 2019	$26,334	$142,492	$304,158	$127	$473,111
Net Loss	—	—	(45,858)	—	(45,858)
Other Comprehensive Income, Net of Tax	—	—	—	15,594	15,594
Dividends Declared ($0.14 per share)	—	—	(3,689))	—	(3,689)
Forfeiture of Restricted Stock (4,344 shares)	(4))	4	—	—	—
Issuance of Restricted Stock (55,156 shares)	55	(55))	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,016	—	—	1,016
Balance December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Net Income	—	—	31,590)	—	31,590
Other Comprehensive Loss, Net of Tax	—	—	—	(14,019)	(14,019)
Cumulative Effect For Adoption of Credit Losses	—	—	(50,726))	—	(50,726)
Repurchase of Common Stock (30,407 shares)	(30)	(433)	—	—	(463)
Forfeiture of Restricted Stock (6,205 shares)	(6))	6	—	—	—
Issuance of Restricted Stock (82,490 shares)	82	(82)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,040	—	—	1,040
Balance December 31, 2021	$26,431	$143,988	$235,475	$1,702	$407,596
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$31,590	$(45,858)	$26,575
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision for Unfunded Commitments	2,081	18,006	3,404
Goodwill Impairment	—	62,192	—
Origination of Loans Held-for-Sale	(480,372)	(800,053)	(329,932)
Proceeds From Loans Held-for-Sale	505,946	794,592	312,891
Depreciation/Amortization of Bank Premises and Equipment	6,229	6,142	5,335
Provision (Benefit) for Deferred Taxes	3,114	(1,627)	(76)
Net Amortization of Securities	4,798	3,441	3,953
Tax Credit Amortization	1,708	1,088	2,265
Gains on Sales of Mortgage Loans Held-for-Sale	(365)	(262)	(114)
Gains on Sales of Securities, net	(6,869)	(6,882)	(2,205)
Write-downs of Other Real Estate Owned	3,472	1,483	4,457
Losses (Gains) on Sales of Other Real Estate Owned, Net	150	(48)	275
Losses on Sales and Write-downs of Bank Premises	231	99	188
Premiums on Branch Sales	(506)	—	—
Increase in the Value of Life Insurance Contracts	(1,380)	(1,400)	(1,436)
Recognition of Restricted Stock Compensation Expense	1,040	1,016	381
Decrease (Increase) in Other Assets	9,346	(22,591)	10,094
(Decrease) Increase in Other Liabilities	(2,675)	(1,634)	2,231
Net Cash Provided By Operating Activities	77,538	7,704	38,286
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	197,056	188,169	390,548
Proceeds from Maturities, Redemptions, and Pay-downs	110,196	78,852	198,154
Purchases	(466,648)	(277,644)	(534,136)
Purchase of Bank Premises and Equipment, Net	(8,484)	(10,120)	(8,453)
Proceeds from Sales of Bank Premises and Equipment, net	—	—	1,135
Net Cash Paid in Branch Sales	(73,923)	—	—
Proceeds from Sale of Portfolio Loans	52,320	—	—
Redemption (Purchase) of Federal Home Loan Bank Stock	2,741	(980)	(4,113)
Loan Originations and Payments, net	67,131	(75,688)	(185,117)
Other Real Estate Owned Improvements	—	(19)	—
Proceeds from Sales and Payments of Other Real Estate Owned	13,256	4,162	12,621
Net Cash Used In Investing Activities	(106,355)	(93,268)	(129,361)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	369,730	469,507	50,459
Decrease in Certificates of Deposits	(276,899)	(289,124)	(137,395)
(Repayments) Proceeds from Federal Home Loan Bank Borrowings	(28,000)	25,000	10,000
Stock Repurchase Plan Settlements	(157)	—	—
Cash Dividends Paid	—	(3,689)	—
Net Cash Provided By (Used In) Financing Activities	64,674	201,694	(76,936)
Net Increase (Decrease) in Cash and Cash Equivalents	35,857	116,130	(168,011)
Cash and Cash Equivalents at Beginning of Period	241,942	125,812	293,823
Cash and Cash Equivalents at End of Period	$277,799	$241,942	$125,812
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,
(Dollars in Thousands)	2021	2020	2019
SUPPLEMENTARY DATA
Cash Interest Paid	$23,467	$36,696	$46,170
Cash Paid for Income Taxes	2,720	416	220
Transfer from Loans to Other Real Estate Owned	59	755	302
Transfer from Fixed Assets to Other Real Estate Owned	12,013	2,221	1,694
Security Purchases Settled in Subsequent Period	—	(2,259)	(3,270)
Right-of-use Asset Recorded in Exchange for Lease Liabilities	2,027	621	1,659
Loans Held-for-Sale in Connection with Sale of Bank Branches	—	9,835	—
Bank Premises and Equipment Held-for-Sale	—	2,293	—
Deposits Held for Assumption in Connection with Sale of Bank Branches	—	84,717	—
Stock Repurchases Settled in Subsequent Period	(306)	—	—
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia. The Company is the parent company of its wholly owned subsidiary of Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered commercial bank which operates branches in Virginia and North Carolina. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve Bank (“FRB”) and Bureau of Financial Institutions of the Virginia State Corporation Commission. The Bank has one wholly owned subsidiary, CB&T Investment Company (the “Investment Company”).
The Company was incorporated on October 7, 2020, by and at the direction of the Bank Board, for the sole purpose of acquiring the Bank and serving as the Bank’s parent bank holding company pursuant to a corporate reorganization transaction (the “Reorganization”). The Reorganization was completed on November 20, 2020 pursuant to an Agreement and Plan of Reorganization among the Bank, the Company and CBT Merger Sub, Inc., and the Bank survived the Reorganization as a wholly-owned subsidiary of the Company. In the Reorganization, each of the outstanding shares of the Bank’s common stock were converted into and exchanged for one newly issued share of the Company’s common stock.
Our market coverage is primarily in Virginia and North Carolina, including Fredericksburg, Charlottesville, Lynchburg, Roanoke, Christiansburg, Martinsville, Danville, Greensboro, Fayetteville, and Mooresville. The Company provides a full range of financial services with retail, and commercial banking products and insurance.
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
Reclassification: Amounts in prior years' financial statements and footnotes are reclassified whenever necessary to conform to the current year’s presentation. Reclassifications had no material effect on prior year net income or shareholders’ equity.
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
COVID-19 has adversely impacted various industries in which our customers operate and could still impair their ability to fulfill their financial obligations. The Company’s business is dependent upon the willingness and ability of its associates and customers to conduct banking and other financial transactions. While we believe conditions have improved as of December 31, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent of the impact the COVID-19 pandemic will have on the Company's future operations, the Company continues to communicate with its associates and customers to understand their challenges, which allows us to respond to their needs and issues as they arise.
Operating Segments: The chief decision-makers of our operating segments monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis, and operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Cash and Cash Equivalents: The Company considers all cash on hand, amounts due from banks, federal funds sold, and FRB excess reserves as cash equivalents for the purposes of the Consolidated Statements of Cash Flows with all items having

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized (losses) gains on securities available-for-sale, net of tax.
Securities: The Company classifies securities into either the held-to-maturity or available-for-sale categories at the time of purchase. All securities were classified as available-for-sale at December 31, 2021 and December 31, 2020. Securities classified as available-for-sale include securities, which can be sold for liquidity, investment management, or similar reasons even if there is not a present intention of such a sale. Available-for-sale securities are reported at fair value, with unrealized (losses) gains, net of tax included in other comprehensive (loss) income.
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
When an OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. Credit-related impairment is recognized as an ACL on the balance sheet with a corresponding adjustment to provision for credit losses in the Consolidated Statements of Net Income. Both the allowance and the adjustment to net income can be reversed if conditions change.
Loans Held-for-Sale: Loans held-for-sale arise primarily from two sources.  First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Gains and losses on sales of mortgage loans held-for-sale are determined using the specific identification method and are included in other noninterest income in the Consolidated Statements of Net Income (Loss).
From time to time, certain loans are transferred from the loan portfolio to loans held-for-sale, which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the allowance for credit losses (“ACL”). Subsequent declines in fair value are recognized as a charge to noninterest income. The remaining unamortized fees and costs

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held-for-sale are included in other noninterest income in the Consolidated Statements of Net Income (Loss).
Loans and Allowance for Credit Losses: Loans that management have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, discounts, and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest amounts when due according to the contractual terms of the loan agreement. A performing loan may be considered impaired. The ACL related to loans identified as impaired is primarily based on the excess of the loan's current outstanding principal balance compared to the estimated fair value of the related collateral, less cost to sell. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current estimate of the future cash flows on the loan discounted at the loan's original effective interest rate.
Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days based on contractual terms, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is unlikely. Any interest that is accrued, but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan.
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
Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of interest and principal.
Allowance for Credit Losses
On January 1, 2021, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (“Topic 326”), which replaced the incurred loss impairment model with an expected loss model. As part of adoption our model introduced a segmented pool of “other” loans for discrete analysis. This segmented pool included unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this pool resulted in an increase in the Current Expected Credit Losses (“CECL”) and is disclosed in the Other line item in the portfolio loan segments. As a result of the CECL adoption we recorded a transition adjustment of $50.7 million to retained earnings as of January 1, 2021 for the cumulative effect of the adoption of ASU 2016-13.
Our CECL methodology introduced a modified discounted cash flow methodology based on expected cash flow changes in the future for the Other segment. A significant population of the Other segment was not impaired under the probable incurred loss model and therefore not subject to a collateral dependent specific reserve analysis. For the population of the Other segment that was impaired under the incurred loss model, based on collateral values, the specific reserves totaled zero. The CECL model was developed with subjective assumptions that is driven by the following key factors: prepayment speeds, timing of prepayments, loss given defaults as well as other factors including the discount rate based upon the cost of capital and ultimately the timing of future cash flows.
For periods prior to the adoption of the CECL standard, we recognized credit losses for loans that were collectively evaluated for impairment based on an incurred loss approach, which limited our measurement of credit losses to credit events that were estimated to have already occurred. The allowance for credit losses under the incurred loss model was a valuation allowance for probable incurred losses inherent in the loan portfolio. Management made the determination by taking into consideration historical loan loss experience, diversification of the loan portfolio, amounts of secured and unsecured loans, banking industry

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
standards and averages, and general economic conditions. Credit losses were charged against the allowance when the loan balance was confirmed uncollectible. Subsequent recoveries, if any, were credited to the allowance. Ultimate losses varied from current estimates. The estimates were reviewed periodically and as adjustments become necessary, they were reported in earnings in the periods in which they become reasonably estimable.
For more details on the impact and adoption of Topic 326 see later in this Note 1, Recent Accounting Pronouncements and Developments, and Note 6 - Allowance for Credit Losses, of this Annual Report on Form 10-K.
Allowance for Credit Losses Policy
The adoption of CECL accounting did not result in a significant change to any other credit risk management and monitoring process, including identification of past due or delinquent borrowers, nonaccrual practices, assessment of troubled debt restructurings or charge-off policy.
The Company’s methodology for estimating the ACL includes:
Segmentation. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.
Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable. Individually evaluated loans not specifically analyzed receive a quantitative and qualitative analysis, as described below.
Quantitative Analysis. The Company elected to use Discounted Cash Flow (“DCF”). Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long-term average and are utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
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
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the prior model. With the adoption of CECL management elected to evaluate certain loans based on shared but unique risk attributes. The loans included in the Other segment of the model were underwritten and approved based on standards that are inconsistent with our current underwriting standards. The model for the Other segment was developed with subjective assumptions that may cause volatility driven by the following key factors: prepayment speeds, timing of contractual payments, discount rate, as well as other factors. The discount rate is reflective of the inherit risk in the Other segment. A substantial change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively makes adjustments as needed. The analysis applied to this pool resulted in an allowance of $51.3 million upon adoption and is disclosed in the Other segment line item.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Refer to the “Credit Quality” and the “Allowance for Credit Losses” sections in the MD&A and Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more details.
Troubled Debt Restructurings (“TDRs”): In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms have historically included interest only periods, extended amortization periods beyond what management would typically offer for a similar loan or a below market interest rate when compared to management's underwriting standards for a similar loan type. These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest, management measures any impairment on the restructuring as noted above for impaired loans.
On March 22, 2020, a regulatory interagency statement was issued by our banking regulators that encouraged financial institutions to work with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) further provided that a qualified loan modification is exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act terminates. The provisions of the CARES Act dealing with temporary relief from TDR was extended pursuant to the Consolidated Appropriations Act, of 2021 (the “CAA”), which was signed into law on December 27, 2020. The amendment extended the applicable period to the earlier of January 1, 2022 or 60 days after the date on which the national emergency concerning the COVID-19 pandemic terminates.
Concentration of Credit Risk: The majority of the Company's loans, commitments and lines of credit have been granted to customers in the Company's market area. The concentrations of credit by loan classification are set forth in Note 5.
Advertising Costs: We expense all marketing-related costs, including advertising costs, as incurred. Advertising expense was $1.0 million, $1.6 million, and $1.4 million for the years ended 2021, 2020, and 2019, respectively.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain executive officers and associates. We receive the cash surrender value of each policy upon its termination or benefits are payable to us upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of Income (Loss).

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Bank Premises and Equipment: Bank premises and equipment acquired are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful life of the assets by the straight-line method. Land is carried at cost. Costs of maintenance or repairs are charged to expense as incurred and improvements are capitalized. Upon retirement or disposal of an asset, the asset and related allowance account are eliminated. Any gain or loss on such transactions is included in current operations. Depreciation expense is included under occupancy expense, net in the Consolidated Statements of Income (Loss) totaling $6.2 million in 2021, $6.1 million in 2020, and $5.3 million in 2019. The estimated useful life for bank premises ranges from 5 to 40 years and equipment depreciates over a 3 to 10-year period.

Land and Land Improvements	Non-depreciating assets
Buildings	25 years
Furniture and Fixtures	5 years
Computer Equipment and Software	5 years or term of license
Other Equipment	5 years
Vehicles	5 years
Leasehold Improvements
Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Federal Home Loan Bank (“FHLB”) Stock: The Company is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors such as asset base. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as dividend income in the Consolidated Statements of Income (Loss).
Earnings (Loss) per Share: Basic earnings (loss) per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participated securities for this calculation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Other Real Estate Owned (“OREO”): Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, which establishes a new cost basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the ACL. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. In addition, any retail branch locations closed for branch operations and marketed for sale are also moved to OREO from bank premises and equipment. This real estate is initially valued based on recent comparative market values received from a real estate broker and any necessary write-downs are charged to operations. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its carrying value or fair value less cost to sell. OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Operating costs after acquisition are expensed.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Consolidated Statements of Income (Loss).
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved new market and historic rehabilitation projects. These investments are included in other assets on the Consolidated Balance Sheets. These partnership investments generate a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. The investments are accounted for under the equity method, with the expense included within noninterest expense on the Consolidated Statements of Income (Loss). All of the Company's tax credit investments are evaluated for impairment at the end of each reporting period.
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
Effective January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Allowance for Unfunded Commitments: In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s Consolidated Balance Sheets.
Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to associates and non-associate directors, based on the fair value of these awards at the date of the grant. The market price of the Company’s common stock at the date of the grant is the fair value of the award.
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
Fair Value Measurements
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, impaired loans, OREO, and certain other assets.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Derivative Financial Instruments and Hedging Activities: The Company uses derivative instruments such as interest rate swaps for commercial loans with our customers. Upon entering into swaps with the borrower, the Company entered into offsetting positions with counterparties to minimize risk to the Company. The back-to-back swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with borrower and counterparties and their ability to meet contractual terms. We calculate the fair value for derivatives using accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, such as interest rate curves and implied volatilities. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty, and, therefore, has no risk. Accordingly, interest rate swaps for commercial loans are classified as Level 2.
The Company also enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans to be held-for-sale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on rate lock commitments due to changes in interest rates.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
OREO: OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At December 31, 2021 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
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
Recent Accounting Pronouncements and Developments
Newly Adopted Pronouncements in 2021
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplifies the accounting for income taxes by removing certain exceptions and improves the consistent application of GAAP by clarifying and amending other existing

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
guidance. The amendments in this ASU became effective on January 1, 2021 and did not have any material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, universally referred to as CECL. The amendments in this ASU, among other things, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today are still permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For periodic report filers that are not smaller reporting companies, such as the Company, this standard (Topic 326) was effective as of January 1, 2020.
The Company elected to take advantage of Section 4014 of the CARES Act provision to temporarily delay adoption of the CECL methodology. The Company was subject to the adoption of the CECL accounting method under FASB ASU 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326). The CARES Act allowed companies to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020, which was later extended to January 1, 2022 pursuant to the CAA. The Company adopted the CECL accounting method as of January 1, 2021 as allowed under the provisions of the CARES Act. The Bank’s CECL Committee, which includes members from Credit Administration, Accounting/Finance, Risk Management and Internal Audit, has oversight by the Chief Executive Officer, Chief Financial Officer, and Chief Credit Officer. We engaged a third-party to assist us in developing our CECL model and to assist with evaluation of data and methodologies related to this standard.
As part of its process of adopting the CECL accounting method, management implemented a third party software solution and determined appropriate loan segments, methodologies, model assumptions and qualitative components. Our CECL model includes portfolio loan segmentation based upon similar risk characteristics and both a quantitative and qualitative component of the calculation which incorporates a forecasting component of certain economic variables. Our implementation plan also includes the assessment and documentation of appropriate processes, policies and internal controls. Management had a third party independent consultant review and validate our CECL model.
In addition, Topic 326 amends the accounting for credit losses on certain debt securities. The Company did not record any ACL on its debt securities as a result of adopting Topic 326.
The ultimate impact of adopting Topic 326, and at each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, composition of our loans and available-for-sale securities portfolio, along with other management judgments. The Company adopted Topic 326 using the modified retrospective method. Results for reporting periods beginning after January 1, 2021 are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. We made the accounting policy election to not measure an ACL for accrued interest receivables for loans and securities. Accrued interest deemed uncollectible will be written off through interest income.
In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Refer to Note 6, Allowance for Credit Losses, for further discussion of these portfolio segments. Our new segmentation breaks out Other loans from our original loan segments: Commercial Real Estate (“CRE”), Commercial and Industrial (“C&I”), Residential Mortgages and Construction. Other loans include unique risk attributes considered inconsistent with current underwriting standards. The Company recorded a net decrease to retained earnings of $50.7 million as of January 1, 2021 for the cumulative effect of adopting Topic 326.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table illustrates the impact of the ACL Topic 326:

	January 1, 2021
(Dollars in Thousands)	As Reported Under Topic 326	Pre Topic 326	Impact of Topic 326 Adoption
Allowance for Credit Losses on Loans:
Commercial Real Estate	$(41,458)	$(34,871)	$(6,587)
Commercial and Industrial	(4,071)	(2,692)	(1,379)
Obligations of States and Political Subdivisions	(951)	(951)	—
Residential Mortgages	(5,356)	(2,000)	(3,356)
Other Consumer	(1,602)	(2,479)	877
Construction	(6,277)	(6,357)	80
Other Segment	(56,001)	(4,724)	(51,277)
Allowance for Credit Losses on Loans	$(115,716)	$(54,074)	$(61,642)
Assets:
Total Loans Held for Investments, net	$2,831,454	$2,893,096	$(61,642)
Net deferred tax asset	21,413	7,589	13,824
Liabilities:
Allowance for Credit Losses on Unfunded Loan Commitments	3,052	144	2,908
Equity:
Retained Earnings	203,885	254,611	(50,726)
Accounting Statements Issued but Not Yet Adopted
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
Furthermore, the United Kingdom’s Financial Conduct Authority (“FCA”), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to the U.S. dollar LIBOR, the FCA will consider the case to require continued publication of a number of LIBOR settings through June 30, 2023. In a joint statement, Bank regulators urged banks to stop using LIBOR for any new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York has created a working group called the Alternative Reference Rate Committee (“ARRC”) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement index for LIBOR.
In response, we have created an internal team that is managing our transition away from LIBOR. This transition team is a cross-functional group comprised of representatives from the lending lines of business, as well as representatives from loan operations, information technology, finance and other support functions. To date, the transition team has completed an assessment of tasks needed for a successful transition, identified contracts that contain LIBOR language, and documented the risks associated with the transition. The team is currently in the process of: i) reviewing existing contract language for the presence of appropriate fallback rate language, ii) developing loan fallback rate language for when LIBOR is retired if needed, and iii) studying industry best practices. We are considering SOFR and other credit-sensitive alternative indices that may gain market acceptance as potential replacements to LIBOR. The financial impact regarding pricing, valuation and operations of the transition is not expected to be material in nature. Our transition team is fully committed to working within the guidelines established by the FCA and ARRC to provide a smooth transition away from LIBOR.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
As of December 31, 2021, approximately 16.7% of our loan portfolio consists of loans whose variable rate index is LIBOR. We ceased originating new LIBOR based variable rate loans as of December 31, 2021 per the ARRC’s guidance.
NOTE 2 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per share calculations for the periods presented:

	Years ended December 31,
(Dollars in Thousands, except share and per share data)	2021	2020	2019
Numerator for Earnings (Loss) per Share - Basic and Diluted
Net Income (Loss)	$31,590	$(45,858)	$26,575
Less: Income allocated to participating shares	127	—	66
Net Income (Loss) Allocated to Common Shareholders - Basic & Diluted	$31,463	$(45,858)	$26,509

Denominators:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	26,449,438	26,379,774	26,323,899
Less: Average Participating Securities	106,709	—	65,323
Weighted Average Common Shares Outstanding - Basic & Diluted	$26,342,729	$26,379,774	$26,258,576

Earnings (Loss) per Common Share-Basic	$1.19	$(1.74)	$1.01
Earnings (Loss) per Common Share-Diluted	$1.19	$(1.74)	$1.01
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per share calculation. As a result of the net loss for the full year December 31, 2020, all average participating shares outstanding are considered anti-dilutive to loss per share.
NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the FRB imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the FRB. The Company had no required reserves for 2021 and averaged $3.7 million and $44.3 million for 2020 and 2019, respectively. The average of required reserves declined during 2021 and 2020 as a result of the implementation of a new deposit management tool.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 4 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2021
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$4,442	$—	$(29)	$4,413
U.S. Government Agency Securities	3,475	3	—	3,478
Residential Mortgage-Backed Securities	112,118	76	(2,181)	110,013
Commercial Mortgage-Backed Securities	4,155	53	(40)	4,168
Asset Backed Securities	82,119	49	(305)	81,863
Collateralized Mortgage Obligations	287,734	2,190	(2,310)	287,614
Small Business Administration	108,643	879	(608)	108,914
States and Political Subdivisions	257,810	6,344	(1,952)	262,202
Corporate Notes	59,750	375	(390)	59,735
Total Debt Securities	$920,246	$9,969	$(7,815)	$922,400

	December 31, 2020
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Residential Mortgage-Backed Securities	$44,057	$1,008	$(341)	$44,724
Commercial Mortgage-Backed Securities	5,194	253	—	5,447
Asset Backed Securities	133,672	884	(999)	133,557
Collateralized Mortgage Obligations	212,751	6,007	(399)	218,359
Small Business Administration	99,604	346	(805)	99,145
States and Political Subdivisions	239,251	13,490	(119)	252,622
Corporate Notes	24,250	582	(7)	24,825
Total Debt Securities	$758,779	$22,570	$(2,670)	$778,679
The Company did not have securities classified as held-to-maturity at December 31, 2021 or December 31, 2020.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(Dollars in Thousands)	2021	2020	2019
Proceeds from Sales of Securities Available-for-Sale	$197,056	$188,169	$390,548

Gross Realized Gains	$7,080	$6,957	$4,172
Gross Realized Losses	(211)	(75)	(1,967)
Net Realized Gains	$6,869	$6,882	$2,205
Tax Impact	$1,443	$1,445	$463
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2021
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$730	$731
Due after One Year through Five Years	2,856	2,885
Due after Five Years through Ten Years	200,895	201,970
Due after Ten Years	229,639	233,156
Residential Mortgage-Backed Securities	112,118	110,013
Commercial Mortgage-Backed Securities	4,155	4,168
Collateralized Mortgage Obligations	287,734	287,614
Asset Backed Securities	82,119	81,863
Total Securities	$920,246	$922,400
At December 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $178.6 million at December 31, 2021 and $146.0 million at December 31, 2020.
Available-for-sale securities with unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	2	$4,413	$(29)	—	$—	$—	2	$4,413	$(29)
U.S. Government Agency Securities	1	1,733	—	—	—	—	1	1,733	—
Residential Mortgage-Backed Securities	30	95,749	(2,030)	7	8,706	(151)	37	104,455	(2,181)
Commercial Mortgage-Backed Securities	1	1,987	(40)	—	—	—	1	1,987	(40)
Asset Backed Securities	17	44,095	(129)	10	21,895	(176)	27	65,990	(305)
Collateralized Mortgage Obligations	50	157,630	(1,945)	11	24,849	(365)	61	182,479	(2,310)
Small Business Administration	11	18,813	(235)	53	19,630	(373)	64	38,443	(608)
States and Political Subdivisions	56	88,746	(1,503)	8	7,874	(449)	64	96,620	(1,952)
Corporate Notes	10	29,683	(317)	1	2,427	(73)	11	32,110	(390)
Total Debt Securities	178	$442,849	$(6,228)	90	$85,381	$(1,587)	268	$528,230	$(7,815)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Residential Mortgage-Backed Securities	7	$21,109	$(339)	3	$40	$(2)	10	$21,149	$(341)
Asset Backed Securities	11	23,653	(219)	27	61,599	(780)	38	85,252	(999)
Collateralized Mortgage Obligations	13	48,318	(212)	14	38,615	(187)	27	86,933	(399)
Small Business Administration	7	10,444	(53)	73	47,371	(752)	80	57,815	(805)
States and Political Subdivisions	12	12,558	(119)	—	—	—	12	12,558	(119)
Corporate Notes	1	2,493	(7)	—	—	—	1	2,493	(7)
Total Debt Securities	51	$118,575	$(949)	117	$147,625	$(1,721)	168	$266,200	$(2,670)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an ACL on its investment securities during the year ended December 31, 2021 as the Company did not have securities classified as held-to-maturity at December 31, 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
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
As of December 31, 2021 and December 31, 2020, no OTTI has been identified for any investment securities in our portfolio. We do not believe any individual unrealized loss as of December 31, 2021 represents an OTTI. At December 31, 2021 there were 268 securities in an unrealized loss position and at December 31, 2020 there were 168 securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We generally do not intend to sell and it is not likely that we will be required to sell any of the securities in an unrealized loss position before recovery of amortized cost.

NOTE 5 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

	December 31,
(Dollars in Thousands)	2021	2020
Commercial
Commercial Real Estate	$1,323,252	$1,453,799
Commercial and Industrial	345,376	557,164
Total Commercial Loans	1,668,628	2,010,963
Consumer
Residential Mortgages	457,988	472,170
Other Consumer	44,666	57,647
Total Consumer Loans	502,654	529,817
Construction	282,947	406,390
Other(1)	357,900	—
Total Portfolio Loans	2,812,129	2,947,170
Loans Held-for-Sale	228	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	9,835
Total Loans	$2,812,357	$2,982,442
(1) Refer to Note 1, Summary of Significant Accounting Policies for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry while actively managing concentrations. When concentrations exist in certain segments, this risk is mitigated by reviewing the relevant economic indicators and internal risk rating trends of the loans in these segments. The Company has specific loan segment limits in its loan policy. Total commercial real estate balances should not exceed the combination of 300% of total risk-based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk-based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio. In addition, there are specific limits in place for various categories of real estate loans with regards to loan-to-value ratios, loan terms, and amortization periods. We also have policy limits on loan-to-cost for construction projects.
Unsecured loans pose higher risk for the Company due to the lack of a well-defined secondary source of repayment. Commercial unsecured loans are reserved for the best quality customers with well-established businesses that operate with low financial and operating leverage. The repayment capacity of the borrower should exceed the policy and guidelines for secured loans.
In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: CRE, C&I, Construction and Residential Mortgages. At January 1, 2021 related to the adoption of Topic 326, the initial break-out of other loans totaled $379.9 million consisting of loans that would otherwise have been included in the following loan segments: $140.8 million of CRE, $78.1 million of C&I, $50.8 million of Residential Mortgages and $110.2 million of Construction. This segment of loans includes unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to the Other loans segment, at adoption, resulted in current expected credit losses of $51.3 million.
Deferred costs and fees included in the portfolio balances above were $4.5 million and $3.0 million at December 31, 2021 and December 31, 2020, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $190.6 thousand and $219.2 thousand at December 31, 2021 and December 31, 2020, respectively.
Mortgage loans held-for-sale were $0.2 million and $25.4 million as of December 31, 2021 and December 31, 2020, respectively. In addition to mortgage loans held-for-sale, the Company had $9.8 million in loans held-for-sale in connection with sale of Bank branches at December 31, 2020 that closed in the second quarter of 2021.
Troubled Debt Restructurings
The following table summarizes the TDRs as of the dates presented:

	December 31, 2021			December 31, 2020
(Dollars in Thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial
Commercial Real Estate	$2,679	$2,742	$5,421	$6,151	$21,667	$27,818
Commercial and Industrial	14	—	14	—	—	—
Total Commercial TDRs	2,693	2,742	5,435	6,151	21,667	27,818
Consumer
Residential Mortgages	—	—	—	50,618	—	50,618
Other Consumer	—	—	—	—	—	—
Total Consumer TDRs	—	—	—	50,618	—	50,618
Construction	527	808	1,335	52,481	3,319	55,800
Other	169,372	—	169,372	—	—	—
Total TDRs(1)	$172,592	$3,550	$176,142	$109,250	$24,986	$134,236
(1) Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
In order to maximize the collection of loan balances, the Company evaluates troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. Loan modifications may be utilized when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. A loan is a TDR if both of the following

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
exist: 1) the debtor is experiencing financial difficulties, and 2) a creditor has granted a concession to the debtor that it would not normally grant. Nonaccrual loans that are modified can be placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. As of December 31, 2021, there were minimal commitments to lend additional funds for loans identified as TDRs.
TDRs increased $41.9 million, or 31.2% to $176.1 million at December 31, 2021 compared to $134.2 million at December 31, 2020. The Company had $78.0 million new additions, primarily due to the restructured loans related to one large relationship, offset by $26.1 million of principal pay-downs and $10.0 million in charge-offs for the resolution of our two largest nonperforming credits during the year ended December 31, 2021. During the year ended December 31, 2021, the Company had six loans that were modified totaling $78.0 million. These loans were included in the Other category and restructured with enhanced pricing and collateral position of the relationships, during the third and fourth quarters of 2021. TDRs of $3.6 million and $25.0 million as of December 31, 2021 and December 31, 2020, respectively, were loans modified as TDRs that experienced a payment default subsequent to the rework date and were classified as nonperforming. During the year ended December 31, 2021, the Company modified no loans that constituted a TDR that had significant commitments to lend additional funds. During the year ended December 31, 2020, the Bank modified one loan totaling $3.1 million that constituted a TDR that had minimal commitments to lend additional funds.
There were no TDR payment defaults during the years ended December 31, 2021 and 2020. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.
The specific reserve portion of the ACL on TDRs, if required, is determined by discounting the restructured cash flow at the original effective rate of the loan before modification or is based on the fair value of the collateral less cost to sell, if repayment of the loan is collateral dependent. If the resulting amount is less than the recorded book value, the Company either establishes a valuation allowance as a component of the ACL or charges off the individually evaluated loan balance if it determines that such amount is a quantifiable loss. This method is used consistently for all segments of the portfolio.
The following table presents nonperforming assets as of the dates presented:

	Nonperforming Assets
(Dollars in Thousands)	December 31, 2021	December 31, 2020
Nonperforming Assets
Nonaccrual loans	$3,847	$7,018
Nonaccrual TDRs	3,550	24,986
Total Nonaccrual Loans	7,397	32,004
Other Real Estate Owned, or (“OREO”)	10,916	15,722
Total Nonperforming Assets	$18,313	$47,726

As of December 31, 2021 and December 31, 2020, the Company had $254 thousand and $67 thousand, respectively, of residential real estate in the process of foreclosure. We also had $62 thousand at December 31, 2021 and $109 thousand at December 31, 2020 in residential real estate included in OREO.
Loans to principal officers, directors and their affiliates during 2021 were as follows:

(Dollars in Thousands)	2021
Beginning Balance	$39,205
Loans Associated with Retired Director and Affiliates	(37,017)
New Loans	768
Repayments	(331)
Balance at End of Year	$2,625

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 6 - ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Company’s financial instruments over the life of those instruments as of the balance sheet date. Refer to Note 1, Basis of Presentation for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument. The Company develops and documents a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The segmentation in the CECL model is different from the segmentation in the Incurred Loss model. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Company has a loan review policy and an annual scope report that details the level of loan review for commercial loans in a given year. Primary objectives of loan reviews include the identification of emerging risks and patterns that might influence potential future losses. In concert with significant enhancements to the underwriting process, the scope of loan review has been broadened since 2019 to include assurance testing with respect to the accuracy of the underwriting function. Since 2020 and continuing into 2021, the Company used a four step approach for loan review in the following categories:
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
Special Mention – Assets with potential weaknesses that warrant management’s close attention and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Loss – Assets considered of such little value that its continuance on the books is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31:

	Risk Rating
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Pass	$195,441	$165,100	$215,575	$292,857	$115,024	$292,197	$38,382	$1,314,576
Special Mention	229	—	—	—	4,205	826	—	5,260
Substandard	—	—	314	2,742	215	145	—	3,416
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
Commercial and Industrial
Pass	$55,173	$50,087	$15,648	$38,298	$23,575	$150,656	$3,857	$337,294
Special Mention		—	—	8	—	—	—	8
Substandard	14	—	308	4,815	2,798	—	139	8,074
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
Residential Mortgages
Pass	$155,892	$91,023	$63,682	$73,333	$8,640	$48,087	$13,237	$453,894
Special Mention	—	—	—	—	—	553	—	553
Substandard	—	—	1,008	743	188	1,602	—	3,541
Doubtful	—	—	—	—	—	—	—	—
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
Other Consumer
Pass	$9,353	$10,199	$979	$450	$186	$23,048	$339	$44,554
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	3	11	57	30	—	—	112
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
Construction
Pass	$140,639	$82,523	$24,336	$9,739	$5,328	$3,407	$15,269	$281,241
Special Mention	—	—	175	—	—	429	—	604
Substandard	—	107	809	95	—	91	—	1,102
Doubtful	—	—	—	—	—	—	—	—
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
Other
Pass	$—	$—	$—	$—	$122,848	$62,399	$—	$185,247
Special Mention	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	—	87,329	40,882	41,161	—	169,372
Doubtful	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Total Portfolio Loans
Pass	$556,498	$398,932	$320,220	$414,677	$275,601	$579,794	$71,084	$2,616,806
Special Mention	229	—	175	8	4,205	5,089	—	9,706
Substandard	25	110	2,450	95,781	44,113	42,999	139	185,617
Doubtful	—	—	—	—	—	—	—	—
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31:

(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Performing	$195,670	$165,100	$215,575	$292,857	$119,229	$293,102	$38,382	$1,319,915
Nonperforming	—	—	314	2,742	215	66	—	3,337
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
Commercial and Industrial
Performing	$55,187	$50,087	$15,648	$43,117	$26,373	$150,656	$3,857	$344,925
Nonperforming	—	—	308	4	—	—	139	451
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
Residential Mortgages
Performing	$155,892	$91,023	$63,682	$73,564	$8,640	$49,399	$13,237	$455,437
Nonperforming	—	—	1,008	512	188	843	—	2,551
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
Other Consumer
Performing	$9,364	$10,202	$979	$450	$211	$23,048	$339	$44,593
Nonperforming	—	—	11	57	5	—	—	73
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
Construction
Performing	$140,639	$82,523	$24,511	$9,834	$5,328	$3,858	$15,269	$281,962
Nonperforming	—	107	809	—	—	69	—	985
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
Other
Performing	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Total Portfolio Loans
Performing	$556,752	$398,935	$320,395	$507,151	$323,511	$626,904	$71,084	$2,804,732
Nonperforming	—	107	2,450	3,315	408	978	139	7,397
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans as the periods presented:

	December 31, 2021
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,319,686	$229	$—	$229	$3,337	$1,323,252
Commercial & Industrial	344,628	80	217	297	451	345,376
Residential Mortgages	454,754	683	—	683	2,551	457,988
Other Consumer	44,132	367	94	461	73	44,666
Construction	281,962	—	—	—	985	282,947
Other	357,900	—	—	—	—	357,900
Total(1)	$2,803,062	$1,359	$311	$1,670	$7,397	$2,812,129
(1) Refer to Note 1, Summary of Significant Accounting Policies for details of reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2020
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,428,092	$3,487	$329	$3,816	$21,891	$1,453,799
Commercial & Industrial	556,324	194	190	384	456	557,164
Residential Mortgages	466,688	1,347	—	1,347	4,135	472,170
Other Consumer	56,890	278	295	573	184	57,647
Construction	400,775	193	91	284	5,331	406,390
Other	—	—	—	—	—	—
Total	$2,908,769	$5,499	$905	$6,404	$31,997	$2,947,170
Loans past due 90 days or more and still accruing were zero at December 31, 2021 and 2020. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days or more and still accruing decreased $4.7 million to $1.7 million at December 31, 2021 compared to $6.4 million at December 31, 2020, primarily in the commercial real estate segment.
There were no nonaccrual or past due loans related to loans held-for-sale in December 31, 2021. As of December 31, 2020 loans held-for-sale in connection with sale of Bank branches included $7 thousand in nonaccrual status and $7 thousand that were past due.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan as of December 31, 2021. For the twelve months ended December 31, 2021, the amount of interest income on nonaccrual loans was immaterial. There were no loans at December 31, 2021 that were past due more than 90 days and still accruing.

	As of and for the December 31, 2021
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$21,891	$3,337	$—	$—
Commercial and Industrial	456	451	—	—
Residential Mortgages	4,135	2,551	—	—
Other Consumer	184	73	—	—
Construction	5,331	985	808	—
Other	—	—	—	—
Total Portfolio Loans	$31,997	$7,397	$808	$—
A loan is considered impaired when it is transferred to nonaccrual status, or remains on accrual status, but is considered a TDR. Impaired loans with a commitment of $1.0 million or more are individually evaluated. During the year ended December 31, 2021, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of December 31, 2021. Changes in the fair value of the types of collateral for individually evaluated loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

December 31, 2021
(Dollars in Thousands)	Real Estate
Commercial Real Estate	$2,742
Commercial and Industrial	—
Residential Mortgages	—
Other Consumer	—
Construction	808
Other	—
Total	$3,550
The following tables presents activity in the ACL and ALL for the periods presented:

	December 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other(1)	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$36,428	$5,064	$2,099	$2,479	$8,004	$—	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	61,642
Provision for Credit Losses on Loans	(6,215)	(2,249)	(982)	1,561	781	10,454	3,350
Charge-offs	(19,662)	(374)	(273)	(2,256)	(1,859)	—	(24,424)
Recoveries	159	291	168	586	93	—	1,297
Net (Charge-offs) / Recoveries	(19,503)	(83)	(105)	(1,670)	(1,766)	—	(23,127)
Balance, End of Year	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
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

	December 31, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$24,706	$3,601	$1,736	$3,299	$5,420	$38,762
Provision for Credit Losses on Loans	11,055	1,527	594	2,434	2,396	18,006
Charge-offs	(40)	(66)	(258)	(3,991)	—	(4,355)
Recoveries	707	2	27	737	188	1,661
Net (Charge-offs) / Recoveries	667	(64)	(231)	(3,254)	$188	(2,694)
Balance, End of Year	$36,428	$5,064	$2,099	$2,479	$8,004	$54,074

	December 31, 2019
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$23,897	$1,058	$6,129	$2,728	$5,387	$39,199
Provision for Credit Losses on Loans	878	2,565	(4,205)	4,370	(204)	3,404
Charge-offs	(69)	(22)	(197)	(4,401)	(393)	(5,082)
Recoveries	—	—	9	602	630	1,241
Net (Charge-offs) / Recoveries	(69)	(22)	(188)	(3,799)	237	(3,841)
Balance, End of Year	$24,706	$3,601	$1,736	$3,299	$5,420	$38,762

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The adoption of Topic 326 resulted in an increase to our ACL of $61.6 million on January 1, 2021. The Day 1 model introduced a segmented pool of loans for discrete analysis. This segmented pool had an aggregate principal balance of $379.9 million at January 1, 2021, the initial break-out, and included unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this pool resulted in expected credit losses of $51.3 million, at adoption, and is disclosed in the Other segment in the 2021 tables below.
Our CECL methodology introduced a modified discounted cash flow methodology based on expected cash flow changes in the future for the Other segment. A significant population of the Other segment was not impaired under the probable incurred loss model and therefore not subject to a collateral dependent specific reserve analysis. For the population of the Other segment that was impaired under the incurred loss model, based on collateral values, the specific reserves totaled zero. Certain portions of the CECL model are inherently subjective and include, but are not limited to, estimates with respect to: prepayment speeds, the timing of prepayments, potential losses given default, discount rates and the timing of future cash flows. Management utilizes widely published economic forecasts as the basis for the regression analysis used to estimate the probability of default in the baseline model. The peaks and troughs of these forecasts serve as guardrails for potential subjective adjustments. In addition to considering the outcomes based on the range of forecasts, management recognizes that the assumptions used in economic forecasts may not perfectly align with our market area, risk profile or unique attributes of our portfolio along with other important considerations. Severe changes in forecasts can also create significant variability and management must assess not only the absolute balance of reserves but also consider the appropriateness of the velocity of change. Therefore, management developed a framework to assess the tolerance and reasonableness of the CECL modeling process by challenging certain elements of the forecasts, when appropriate. These outcomes, known as “challenger models,” provide opportunities to examine and subjectively adjust the CECL model output and are designed to be counter cyclical, thereby reducing variability. An expected credit loss of $51.3 million upon adoption was established based on the discounted cash flow method with a discount rate, which was quantitatively adjusted.
The ACL increased $41.8 million to $95.9 million at December 31, 2021 compared to $54.1 million at December 31, 2020 primarily due to the Day 1 adoption of CECL of $61.6 million. During the year ended December 31, 2021 adjustments to the CECL model were made to account for additional potential deterioration in credit quality with respect to certain loans on deferral. Following the conclusion of the deferral program on June 30, 2021, management observed that $62.2 million of loans that were previously in the deferral program were recovering at rates much lower than peers. Accordingly, management attempted workout strategies with these clients. After workout strategies were exhausted unsatisfactorily, these loans were sold during the third and fourth quarters of 2021. During the third quarter of 2021, $50.2 million of loans were sold related to nine notes within two performing relationships that had been previously reserved and released. During the fourth quarter of 2021, we sold $12.0 million of loans related to two notes, which resulted in $2.2 million net charge-offs and added $0.5 million to provision expense.
The ACL was $95.9 million, or 3.41% of total portfolio loans at December 31, 2021, as compared to $54.1 million, or 1.83% of total portfolio loans, at December 31, 2020.
Net charge-offs were $23.1 million in 2021 as compared to $2.7 million in 2020. The increase in charge-offs of $20.4 million was primarily attributable to the resolution of five problem relationships during 2021, in which the majority were previously reserved. As a percentage of average total portfolio loans, net charge-offs were 0.79% and 0.09% for the years ended December 31, 2021 and December 31, 2020, respectively. Nonperforming loans as a percentage of total portfolio loans were 0.26% and 1.09% as of December 31, 2021 and December 31, 2020, respectively.
A release of $1.3 million was recorded in 2021 for the provision for unfunded commitments. Per the guidance related to CECL, unfunded loan commitments are included as part of the provision for credit losses rather than noninterest expense, where it was previously recorded.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables represent credit exposures by internally assigned risk ratings as of December 31, 2021 and 2020:

	December 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,314,576	$337,294	$453,894	$44,554	$281,241	$185,247	$2,616,806
Special Mention	5,260	8	553	—	604	3,281	9,706
Substandard	3,416	8,074	3,541	112	1,102	169,372	185,617
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129

Performing Loans	$1,319,915	$344,925	$455,437	$44,593	$281,962	$357,900	$2,804,732
Nonaccrual Loans	3,337	451	2,551	73	985	—	7,397
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129

	December 31, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Total
Pass	$1,281,106	$478,536	$415,773	$57,418	$289,781	$2,522,614
Special Mention	126,535	48	723	6	58,899	186,211
Substandard	46,158	78,580	55,674	223	57,710	238,345
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total Portfolio Loans	$1,453,799	$557,164	$472,170	$57,647	$406,390	$2,947,170

Performing Loans	$1,431,908	$556,708	$468,035	$57,463	$401,059	$2,915,173
Nonaccrual Loans	21,891	456	4,135	184	5,331	31,997
Total Portfolio Loans	$1,453,799	$557,164	$472,170	$57,647	$406,390	$2,947,170
Special mention, substandard and doubtful loans at December 31, 2021 decreased $229.2 million to $195.3 million compared to $424.5 million at December 31, 2020, with a decrease of $176.5 million in special mention and a decrease of $52.7 million in substandard. The variances between loan segments for the years ended 2021 and 2020 primarily relates to the Other loan segment breakout due to the adoption of CECL. The special mention decrease between 2021 and 2020 relates primarily to the restructuring of a loan relationship of $177.2 million in connection with the dismissal of a lawsuit disclosed in the second quarter 2021 Form 10-Q and on Form 8-K dated September 8, 2021. The Bank believes that it is fully secured on all loans outstanding related to the lawsuit with an enhanced collateral position, including cross-collateralizations and executed documents reaffirming the legality, validity and binding nature of all loan documents that were executed in favor the the Bank. The decrease in substandard from the year ended December 31, 2020 is primarily due to payoffs and charge-offs totaling $55.7 on five large commercial relationships.
At December 31, 2020 $7 thousand of loans with a risk rating of substandard were held-for-sale in connection with the sale of Bank branches.
Prior to the adoption of Topic 326 on January 1, 2021, we calculated our ALL using an incurred loan loss methodology. The following tables are disclosures related to the allowance for credit losses in prior periods.
The following tables present the balances in the ACL and the recorded investment in the loan balances based on impairment method as of December 31, 2020 and 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Total
Allowance for Loan Losses on Loans:
Individually Evaluated for Impairment	$13,773	$—	$—	$—	$1,477	$15,250
Collectively Evaluated for Impairment	22,655	5,064	2,099	2,479	6,527	38,824
Total Allowance for Loan Losses	$36,428	$5,064	$2,099	$2,479	$8,004	$54,074

Total Portfolio Loans:
Individually Evaluated for Impairment	$27,666	$—	$50,618	$—	$56,987	$135,271
Collectively Evaluated for Impairment	1,426,133	557,164	421,552	57,647	349,403	2,811,899
Total Portfolio Loans	$1,453,799	$557,164	$472,170	$57,647	$406,390	$2,947,170
The recorded investment in loans excludes accrued interest receivable. Individually evaluated impaired loans do not include certain TDR loans which are less than $1.0 million.
The following tables include the recorded investment and unpaid principal balance for impaired loans with the associated allowance, if applicable, at December 31, 2020 and 2019.

	December 31, 2020
(Dollars in Thousands)	Unpaid Principal Balance	Recorded Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a Specific Valuation Allowance:
Commercial Real Estate	$3,236	$3,236	$—	$4,201	$128
Construction	55,248	55,248	—	56,941	1,871
Residential Mortgages	50,618	50,618	—	51,716	1,906

Loans with a Specific Valuation Allowance:
Commercial Real Estate	24,430	24,430	13,773	27,780	163
Commercial and Industrial	—	—	—	184	—
Construction	1,739	1,739	1,477	1,739	—

Total by Category:
Commercial Real Estate	27,666	27,666	13,773	31,981	291
Commercial and Industrial	—	—	—	184	—
Construction	56,987	56,987	1,477	58,680	1,871
Residential Mortgages	50,618	50,618	—	51,716	1,906
Total Impaired Loans	$135,271	$135,271	$15,250	$142,561	$4,068

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2019
(Dollars in Thousands)	Unpaid Principal Balance	Recorded Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a Specific Valuation Allowance:
Commercial Real Estate	$4,487	$4,487	$—	$5,885	$131
Construction	59,053	59,053	—	59,558	3,056
Residential Mortgages	52,966	52,966	—	57,079	5,862

Loans with a Specific Valuation Allowance:
Commercial Real Estate	28,769	28,769	5,779	31,201	—
Commercial and Industrial	390	390	390	434	—
Construction	—	—	—	1,716	—

Total by Category:
Commercial Real Estate	33,256	33,256	5,779	37,086	131
Commercial and Industrial	390	390	390	434	—
Construction	59,053	59,053	—	61,274	3,056
Residential Mortgages	52,966	52,966	—	57,079	5,862
Total Impaired Loans	$145,665	$145,665	$6,169	$155,873	$9,049

NOTE 7 - FAIR VALUE MEASUREMENTS
Financial assets measured at fair value on a recurring basis at December 31, 2021 are summarized below:

	December 31, 2021
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$4,413	$4,413	$—	$—
U.S. Government Agency Securities	3,478	—	3,478	—
Residential Mortgage-Backed Securities	110,013	—	110,013	—
Commercial Mortgage-Backed Securities	4,168	—	4,168	—
Asset Backed Securities	81,863	—	81,863	—
Collateralized Mortgage Obligations	287,614	—	287,614	—
Small Business Administration	108,914	—	108,914	—
States and Political Subdivisions	262,202	—	262,202	—
Corporate Notes	59,735	—	51,177	8,558
Total Securities Available-for-Sale	922,400	4,413	909,429	8,558
Derivatives	3,508	—	3,508	—
Total	$925,908	$4,413	$912,937	$8,558

Liabilities
Derivatives	$3,682	$—	$3,682	$—
Total	$3,682	$—	$3,682	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Financial assets measured at fair value on a recurring basis at December 31, 2020 are summarized below:

	December 31, 2020
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
Residential Mortgage-Backed Securities	$44,724	$—	$44,724	$—
Commercial Mortgage-Backed Securities	5,447	—	5,447	—
Asset Backed Securities	133,557	—	133,557	—
Collateralized Mortgage Obligations	218,359	—	218,359	—
Small Business Administration	99,145	—	99,145	—
States and Political Subdivisions	252,622	—	252,622	—
Corporate Notes	24,825	—	14,462	10,363
Total Securities Available-for-Sale	778,679	—	768,316	10,363
Derivatives	4,493	—	4,493	—
Total	$783,172	$—	$772,809	$10,363

Liabilities
Derivatives	$4,756	$—	$4,756	$—
Total	$4,756	$—	$4,756	$—
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2021 or December 31, 2020.
We have invested in subordinated debt of other financial institutions. We have two securities totaling $8.6 million that are considered to be Level 3 securities at December 31, 2021 and two totaling $10.4 million at December 31, 2020. The change in the fair value of Level 3 securities available-for-sale from $10.4 million at December 31, 2020 to $8.6 million at December 31, 2021 is attributable to a new security in the second quarter of 2021 for $3.5 million offset by the calculated change in fair value of $0.3 million and the call of a security totaling $5.0 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020 are summarized below:

	December 31, 2021
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$10,916	$10,916
Individually Evaluated Loans	$—	$—	$1,777	$1,777

	December 31, 2020
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$15,722	$15,722
Impaired Loans	$—	$—	$10,919	$10,919
Individually evaluated loans had a net carrying amount of $1.8 million at December 31, 2021 with a valuation allowance of $1.0 million. Impaired loans had a net carrying amount of $10.9 million at December 31, 2020 with a valuation allowance of $15.3 million.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $10.9 million as of December 31, 2021, compared with $15.7 million at December 31, 2020. Write-downs of $3.5 million were recorded on OREO for the year ended December 31, 2021 compared to $1.5 million for the year ended December 31, 2020.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020:

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Impaired Loans	$1,777	Discounted Appraisals	Management's Discount & Estimated Selling Costs			53.0%	53.0%
Total Impaired Loans	$1,777

Other Real Estate Owned	$9,946	Appraisals	Estimated Selling Costs			10.0%	10.0%
Other Real Estate Owned	190	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
Other Real Estate Owned	780	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	5.0%	—%	50.7%	20.3%
Total Other Real Estate Owned	$10,916

	December 31, 2020
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Impaired Loans	$1,163	Discounted Appraisals	Estimated Selling Costs			43.0%	43.0%
Impaired Loans	$9,494	Discounted Appraisals	Estimated Selling Costs & Qualitative Adjustments	12.0%	—%	50.0%	33.2%
Impaired Loans	262	Discounted Appraisals	Estimated Selling Costs			20.9%	20.9%
Total Impaired Loans	$10,919

Other Real Estate Owned	$11,972	Appraisals	Estimated Selling Costs	6.0%	—%	10.0%	6.5%
Other Real Estate Owned	1,260	Discounted Cash Flow	Discount Rate			6.3%	6.3%
Other Real Estate Owned	1,583	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
Other Real Estate Owned	907	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	33.7%	—%	73.5%	55.5%
Total Other Real Estate Owned	$15,722
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
The carrying values and estimated fair values of our financial instruments at December 31, 2021 and December 31, 2020 are presented in the following tables. Fair values for December 31, 2021 and December 31, 2020 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at December 31, 2021
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$277,799	$36,698	$241,101	$—	$277,799
Securities Available-for-Sale	922,400	4,413	909,429	8,558	922,400
Loans Held-for-Sale	228	—	—	228	228
Portfolio Loans, net	2,716,190	—	—	2,689,578	2,689,578
Federal Home Loan Bank Stock, at Cost	2,352	—	—	NA	NA
Other Assets- Interest Rate Derivatives	3,508	—	3,508	—	3,508
Accrued Interest Receivable	17,178	17	3,462	13,699	17,178

Financial Liabilities:
Deposits	$3,698,476	$747,909	$1,606,249	$1,369,228	$3,723,386
Other Liabilities- Interest Rate Derivatives	3,682	—	3,682	—	3,682
FHLB Borrowings	7,000	—	—	7,035	7,035
Accrued Interest Payable	1,378	—	—	1,378	1,378

		Fair Value Measurements at December 31, 2020
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$241,942	$38,535	$203,407	$—	$241,942
Securities Available-for-Sale	778,679	—	768,316	10,363	778,679
Loans Held-for-Sale	25,437	—	—	25,437	25,437
Portfolio Loans, net	2,893,096	—	—	2,854,244	2,854,244
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower cost or fair value	9,835	—	—	9,835	9,835
Federal Home Loan Bank Stock, at Cost	5,093	—	—	NA	NA
Other Assets- Interest Rate Derivatives	4,493	—	4,493	—	4,493
Accrued Interest Receivable	32,157	—	2,887	29,270	32,157

Financial Liabilities:
Deposits	$3,599,911	$699,229	$1,285,912	$1,640,587	$3,625,728
Deposits Held for Assumption in Connection with Sale of Bank Branches	84,717	9,506	18,699	56,512	84,717
Other Liabilities- Interest Rate Derivatives	4,756	—	4,756	—	4,756
FHLB Borrowings	35,000	—	—	35,461	35,461
Accrued Interest Payable	2,131	—	—	2,131	2,131
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation as follows:

	December 31,
(Dollars in Thousands)	2021	2020
Land	$20,763	$27,673
Bank Premises	55,463	60,571
Furniture and Equipment	34,529	31,339
Leasehold Improvements	854	613
Total Premises and Equipment	111,609	120,196
Accumulated Depreciation	(36,312)	(34,889)
Total	$75,297	$85,307
At December 31, 2021, we had no bank premises and equipment held-for-sale and $2.3 million at December 31, 2020.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Depreciation expense is included under occupancy expense, net in the Consolidated Statements of Income (Loss) totaling $6.2 million in 2021, $6.1 million in 2020, and $5.3 million in 2019.
Real estate on closed branches was valued based on recent comparative market values received from a real estate broker. Write-downs in the amount of $3.2 million, $1.1 million and $0.8 million were recognized during 2021, 2020 and 2019, respectively. The net remaining carrying value of $1.0 million and $2.5 million is classified as held-for-sale in OREO in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
The Company leases offices from non-related parties under various terms, some of which contain contingent rentals tied to a price index. Rental expense for these leases was $72 thousand in 2021, $99 thousand in 2020, and $37 thousand for 2019.
The Company currently has two depository locations, a loan production office, and a commercial banking office under lease contracts. We have included $3.3 million and $1.5 million in right-of-use assets in other assets on its Consolidated Balance Sheets at December 31, 2021 and 2020, respectively. The Company has included $3.4 million and $1.6 million in lease liabilities in other liabilities on its Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.
NOTE 9 - OTHER REAL ESTATE OWNED
The following table presents OREO activity as of the dates presented:

	Year Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Beginning of Year Balance	$15,722	$18,324	$33,681
Loans Transferred to OREO	59	755	302
Transfer of Closed Retail Offices to OREO	12,013	2,221	1,694
Capitalized Expenditures	—	19	—
Direct Write-Downs	(3,472)	(1,483)	(4,457)
Cash Proceeds from Pay-downs	(452)	(483)	(580)
Sales of OREO	(12,954)	(3,631)	(12,316)
End of Year Balance	$10,916	$15,722	$18,324
At December 31, 2021, 2020, and 2019, the balance of OREO includes $9.9 million, $13.2 million, and $15.3 million, respectively, of foreclosed properties recorded as a result of obtaining physical possession of the asset. At December 31, 2021 and 2020, the recorded investment of foreclosed residential real estate was $62 thousand and $109 thousand, respectively. At December 31, 2021 and 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process is $254 thousand and $67 thousand, respectively.
Income and expenses applicable to foreclosed assets include the following:

	Year Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Provision for Losses	$3,472	$1,483	$4,457
Operating Expenses, net of Rental Income	317	317	(164)
Net Loss (Gain) on Sales	150	(48)	275
OREO Expense	$3,939	$1,752	$4,568
NOTE 10 – GOODWILL
Accounting guidance requires companies to test goodwill impairment at least annually, or more frequently, if an event occurs or circumstances change which are considered to be triggering events that would more likely than not reduce the fair value of its goodwill below the carrying value of the reporting unit. Throughout 2020 as we monitored our performance, the Company experienced further declines in their stock price in relation to other bank indices primarily due to the COVID-19 pandemic. Together with the declines in their stock price and the length of time that the market value of the reporting unit had been below its book value, the Company completed another interim quantitative goodwill impairment analysis as of September 30, 2020.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Various valuation methodologies were considered when completing the quantitative impairment test to determine the estimated fair value of the reporting unit which is then compared to its carrying value, including goodwill. Upon completion of the quantitative impairment analysis the Company estimated fair value of the reporting unit to be less than the carrying value. As such, at September 30, 2020, the Company recorded a goodwill impairment of $62.2 million, which represented the entire amount of goodwill allocated to the reporting unit. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, liquidity position, or our overall financial strength.
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
Derivatives contain an element of credit risk, the possibility that the Company will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by the Asset and Liability Committee (“ALCO”) and all derivatives with customers are approved by a team of qualified members from senior management who have been trained to understand the risk associated with interest rate swaps and have past industry experience. Interest rate swaps are considered derivatives but are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings in the Consolidated Statements of Income (Loss).
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at December 31:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
(Dollars in Thousands)	2021			2020
	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	—	$—	$—	1	$151	$—
Interest Rate Swap Contracts – Commercial Loans	66	446,490	3,508	38	255,572	4,493
Total Derivatives not Designated as Hedging Instruments	66	$446,490	$3,508	39	$255,723	$4,493

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2021			2020
	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	—	$—	$—	1	$151	$—
Interest Rate Swap Contracts – Commercial Loans	66	446,490	3,682	38	255,572	4,756
Total Derivatives not Designated as Hedging Instruments	66	$446,490	$3,682	39	$255,723	$4,756

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table indicates the income (loss) recognized in income on derivatives for the years ended December 31:

(Dollars in Thousands)	2021	2020	2019
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$—	$(1)	$—
Forward Sale Contracts – Mortgage Loans	—	1	—
Interest Rate Swap Contracts – Commercial Loans	89	(214)	(22)
Total Derivative Income (Loss)	$89	$(214)	$(22)
Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset and a derivative liability with the same counterparty to a swap transaction and are permitted to offset the asset position and the liability position resulting in a net presentation.
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values are included in the Consolidated Balance Sheets at December 31:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2021	2020	2021	2020
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$3,508	$4,493	$3,682	$4,756
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	3,508	4,493	3,682	4,756
Gross Amounts Not Offset (1)	—	—	(4,080)	(5,220)
Net Amount	$3,508	$4,493	$(398)	$(464)
(1)  Amounts represent collateral posted for the periods presented.
NOTE 12 – DEPOSITS
The following table presents the composition of deposits at December 31:

(Dollars in Thousands)	2021	2020	$ Change	% Change
Noninterest-Bearing Demand	$747,909	$699,229	$48,680	7.0%
Interest-Bearing Demand	452,644	366,201	86,443	23.6%
Money Market	463,056	294,229	168,827	57.4%
Savings	690,549	625,482	65,067	10.4%
Certificates of Deposits	1,344,318	1,614,770	(270,452)	(16.7)%
Deposits Held for Assumption in Connection with Sale of Bank Branches	—	84,717	(84,717)	NM
Total	$3,698,476	$3,684,628	$13,848	0.4%
NM - percentage not meaningful
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new depositors while diversifying the deposit composition. Total deposits at December 31, 2021 increased $13.8 million, or 0.4%, from December 31, 2020. We had increases in all of our core deposits. The increases included $168.8 million in money market accounts due to our deposit acquisition strategy, a $86.4 million increase in interest-bearing demand deposits, a $65.1 million increase in savings accounts due to promotions and an increase of $48.7 million in noninterest-bearing demand accounts. Offsetting these increases was $270.5 million, or 16.7% declines in CDs compared to December 31, 2020 due to the intentional runoff of higher cost CDs. Also impacting the decrease was $84.7 million of deposits held-for-assumption, at December 31, 2020, in connection with the sale of four bank branches which were sold during the second quarter of 2021. Noninterest-bearing deposits comprised 20.2% and 19.0% of total deposits at December 31, 2021 and December 31, 2020, respectively.
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Time deposits that exceed the FDIC Insurance limit of

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
$250,000, excluding deposits held-for-assumption, at year-end 2021 and 2020 were $147.1 million and $181.1 million, respectively.
Certificates of Deposit maturing as of December 31:

(Dollars in Thousands)	2021
2022	$565,385
2023	344,037
2024	149,408
2025	175,974
2026	107,917
Thereafter	1,597
Total	$1,344,318
Overdrafts reclassified to loans were $0.5 million at both December 31, 2021 and December 31, 2020.
Total deposit dollars from executive officers, directors, and their related interests at December 31, 2021 and 2020, respectively, were $3.0 million and $6.7 million.
NOTE 13 – FEDERAL HOME LOAN BANK BORROWINGS
Borrowings serve as an additional source of liquidity for the Company. FHLB Borrowings were $7.0 million and $35.0 million at December 31, 2021 and December 31, 2020, respectively. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans at December 31, 2021. Total loans pledged as collateral were $1.1 billion and $0.8 billion at December 31, 2021 and December 31, 2020, respectively. There were no securities available-for-sale pledged as collateral at both December 31, 2021 and December 31, 2020. The Company continues to methodically pledge additional eligible loans and expect continued progress in additional pledging throughout the year. The Company has a maximum borrowing capacity of approximately $1.0 billion, or 25% of the Company’s assets, as of December 31, 2021. The Company had the capacity to borrow up to an additional $667.3 million and $510.5 million from the FHLB at December 31, 2021 and December 31, 2020, respectively, based upon calculated collateral values.
The following table represents the balance of long-term borrowings, the weighted average interest rate, and interest expense for the years ended December 31:

(Dollars in Thousands)	2021	2020	2019
Long-term Borrowings	$7,000	$35,000	$10,000
Weighted Average Interest Rate	1.61%	1.13%	1.63%
Interest Expense	$313	$361	$38
During the year ending December 31, 2021 the Company retired four FHLB advances totaling $28.0 million with a weighted average cost to borrow of 1.0%. One FHLB advance totaling $3.0 million was repaid at maturity. The remaining FHLB advances totaling $25.0 million were repaid ahead of their scheduled maturity date and had unamortized prepayment fees related to the early repayment of the borrowings totaling $43 thousand at December 31, 2021. The FHLB borrowing of $7.0 million was prepaid in January 2022 outside of its scheduled maturity.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to December 31, 2021 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
2022	$4,000	1.60%
2023	—	—%
2024	3,000	1.63%
2025	—	—%
2026	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$7,000	1.61%
NOTE 14 - EMPLOYEE BENEFIT PLANS
The Company has adopted an integrated profit sharing plan, which allows for elective deferrals and non-elective contributions. Associates participate in the profit sharing plan following completion of six (6) months of service and upon reaching the age of twenty years and six months as of January 1. Vesting is based on years of service to the Company, with a year being any year an employee works a minimum of 1,000 hours.
The following table details the vesting schedule based on years of service for participants:

1 Year of Service	0% Vested
2 Years of Service	20% Vested
3 Years of Service	40% Vested
4 Years of Service	60% Vested
5 Years of Service	100% Vested
Any participant who has reached the age of 62 is fully vested regardless of length of service. Each participant in the plan (who has not reached age 62) becomes 100% vested after five (5) years of service. The non-elective contribution to the plan is determined each year by the Company’s Board of Directors (the “Board”) and thus may fluctuate in amount from year to year. The contribution by the Company, which includes contributions to the nonqualified plan discussed below, was $1.8 million in 2021, $1.0 million in 2020 and $1.4 million in 2019. These amounts are included in salaries and employee benefits in the Consolidated Statements of Income (Loss).
Beginning in 2020, our integrated profit sharing plan includes a Company match based upon an associate’s elective deferral. This elective deferral is subject to dollar limits announced annually by the Internal Revenue Service (“IRS”). Elective deferrals are matched equal to 100% of the first 3% deferred and 50% of the next 2%, producing a maximum 4% match. Expense for this deferral match was $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Bank entered into a Nonqualified Profit Sharing Plan originally on December 30, 1996, which was subsequently amended and restated effective December 20, 2007. The purpose of the Nonqualified Profit Sharing Plan was to provide additional benefits to be paid to the executive upon the occurrence of a “Distributable Event,” which is either termination or death. The board of directors of the Bank (the “Bank Board”) approved the amended plan on December 20, 2007. Since its inception, the Bank’s former Chairman and Chief Executive Officer was the only executive who participated in the Nonqualified Profit Sharing Plan. In April 2017, a Distributable Event occurred, in which distributions will occur over 45 quarterly payments. The value of the plan was $0.9 million as of December 31, 2021, and was solely comprised of cash. The quarterly distributions began on January 1, 2018 and will continue to be paid out in equal quarterly installments approximating $30 thousand.
On December 15, 2020, the Bank adopted an unfunded, nonqualified deferred compensation plan, called the Nonqualified Deferred Compensation Plan, to provide (i) certain key executives of the Bank (beginning after the date of adoption) the opportunity to defer to a later year on a pre-tax basis certain compensation without being subject to the dollar limits that apply to these associates under the Bank’s tax-qualified integrated profit-sharing plan and (ii) the Bank’s non-employee directors (beginning in January 2022) the opportunity to defer to a later year on a pre-tax basis certain director fees. The compensation

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
and fees (and related earnings) deferred under this plan are held in a grantor trust until paid to the participants and remain subject to the claims of the creditors of the Bank and Company until paid to the participants. The balance in the nonqualified deferred compensation plan at December 31, 2021 and December 31, 2020 was $161 thousand and $12 thousand, respectively.
NOTE 15 – INCENTIVE AND RESTRICTED STOCK PLAN
The Bank Board adopted the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan on March 29, 2018 based on the recommendation of the Bank’s Nominating and Compensation Committee (now, a committee of the Company, the “Committee”), which became effective on June 27, 2018. In connection with the Reorganization, the Company adopted and assumed Carter Bank & Trust 2018 Omnibus Equity Incentive Plan as its own (now the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, or, for purposes of this discussion, the “Plan”). The Plan reserves a total 2,000,000 shares of common stock for issuance and provides for the grant to key associates and non-employee directors of the Company and its subsidiaries of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards (collectively, the “awards”). Subject to accelerated vesting under certain circumstances, the Plan requires a minimum vesting period of one year for awards subject to time-based conditions and a minimum performance period of one year for awards subject to achievement or satisfaction of performance goals. These minimums are applicable to awards other than those granted as part of a retainer for the service of non-employee directors. The Committee will determine the vesting period on the awards. No awards may be granted under the Plan more than ten years from the effective date of the Plan. For purposes of this Note 15, references to the “Company” mean the “Bank’ with respect to actions prior to the Reorganization.
Restricted Stock
The Company periodically issues restricted stock to non-employee directors, executive officers and associates pursuant to the Plan. As of December 31, 2021, 214,517 restricted shares had been granted under the Plan and 10,952 restricted shares had been forfeited.
The Company granted 50,120 and 39,019 restricted shares of common stock to key personnel under the Plan during 2021 and 2020, respectively. These grants were approved by the Committee as compensation for substantial contributions to the Company’s performance, including contribution during our recent core systems conversion. These key personnel time-based restricted shares vest in one-third annual installments over three years after the grant date. The closing price of our stock was used to determine the fair value on the date of the grant.
There were 32,370 and 16,137 restricted shares of common stock issued to non-employee directors under the Plan during 2021 and 2020, respectively. These grants were approved by the Committee as compensation for the Company’s performance. The Committee approved accelerated vesting of these non-employee director restricted shares in January 2020 to fully vest one year after the grant date. The restricted shares granted in 2021 fully vest one year after the grant date. The closing price of our stock was used to determine the fair value on the date of the grant.
If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise or settlement of the award, or if shares issued pursuant to awards are forfeited, any stock subject to such award again shall be available for future awards under the Plan.
Compensation expense for restricted shares of stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. The Company recognized compensation expense of $1.0 million, $1.0 million and $0.4 million for 2021, 2020, and 2019, respectively.
As of December 31, 2021 and 2020, there was $844 thousand and $907 thousand, respectively, of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 1.64 years and 1.68 years, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table provides information about restricted stock granted under the Plan for the years ended December 31:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	72,473	$17.44
Granted	55,156	19.23
Vested	(37,908)	16.94
Forfeited	(4,344)	19.06
Non-vested at December 31, 2020	85,377	18.73
Granted	82,490	12.81
Vested	(48,027)	18.63
Forfeited	(6,205)	12.82
Non-vested at December 31, 2021	113,635	$14.80
NOTE 16 - FEDERAL AND STATE INCOME TAXES
The components of the provision for income tax expense were as follows:

(Dollars in Thousands)	2021	2020	2019
Current	$994	$2,399	$1,285
Deferred	3,114	(1,627)	(76)
Income Tax Provision	$4,108	$772	$1,209
The following is a reconciliation of the differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes:

	2021		2020		2019
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$7,497	21.0	$(9,468)	21.0	$5,835	21.0
State Income Tax, net of Federal Benefit	20	0.1	455	(1.0)	220	0.8
Tax-exempt Interest, net of Disallowance	(1,131)	(3.2)	(1,757)	3.9	(2,128)	(7.7)
Federal Tax Credits, net of Basis Reduction	(1,559)	(4.4)	(948)	2.2	(2,032)	(7.3)
Change in Valuation Allowance	(529)	(1.5)	(374)	0.8	(424)	(1.5)
Income from Bank Owned Life Insurance	(290)	(0.8)	(294)	0.7	(302)	(1.1)
Goodwill Impairment	—	—	13,060	(29.1)	—	—
Other	100	0.3	98	(0.2)	40	0.2
Income Tax Provision and Effective Income Tax Rate	$4,108	11.5	$772	(1.7)	$1,209	4.4
Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management recorded a valuation allowance on deferred tax assets related to its equity investments in partnerships that will generate capital losses upon exiting the investments. The Company has not identified prudent and feasible strategies to generate future capital gains to offset the capital losses. Management has determined that it is more likely than not that all other deferred tax assets will be realized in future periods so no additional valuation allowance is necessary at December 31, 2021 and 2020.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in Thousands)	2021	2020
Deferred Tax Assets
Allowance for Credit Losses	$20,906	$11,580
Valuation Adjustments on Other Real Estate Owned	1,392	1,537
Tax Credit Carryforwards	1,781	1,771
Equity Investment in Partnerships	304	837
Accrued Interest on Nonaccrual Loans	843	1,900
Operating Lease Liabilities	736	349
Other	1,765	1,057
Gross Deferred Tax Assets	27,727	19,031
Less: Valuation Allowance	(309)	(838)
Total Deferred Tax Assets	$27,418	$18,193

(Dollars in Thousands)	2021	2020
Deferred Tax Liabilities
Fixed Asset Depreciation	$(4,300)	$(5,512)
Acquisition-Related Fair Value Adjustments	(3,069)	(4,063)
Deferred Loan Income	(1,005)	(649)
Operating Lease Right-of-Use Assets	(712)	(321)
Net Unrealized Gain on Available-for-Sale Securities	(452)	(4,179)
Other	(98)	(59)
Total Deferred Tax Liabilities	(9,636)	(14,783)
Net Deferred Tax Assets	$17,782	$3,410
The Company had federal tax credit carryforwards of $1.8 million at both December 31, 2021 and December 31, 2020. The federal tax credits consist primarily of new market credits and historic rehabilitation credits that, if not used, will expire in 2041.
At December 31, 2021 and 2020, the Company had no ASC 740-10 unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax, as well as, various taxation of other state and local jurisdictions. The Company is generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2018.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 17 – TAX EFFECTS ON OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the change in components of other comprehensive (loss) income for the years ended December 31, net of tax effects:

(Dollars in Thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2021
Net Unrealized Losses Arising during the Period	$(10,877)	$2,284	$(8,593)
Reclassification Adjustment for Gains included in Net Income	(6,869)	1,443	(5,426)
Other Comprehensive Loss	$(17,746)	$3,727	$(14,019)

2020
Net Unrealized Gains Arising during the Period	$26,621	$(5,590)	$21,031
Reclassification Adjustment for Gains included in Net Loss	(6,882)	1,445	(5,437)
Other Comprehensive Income	$19,739	$(4,145)	$15,594

2019
Net Unrealized Gains Arising during the Period	$15,108	$(3,173)	$11,935
Reclassification Adjustment for Gains included in Net Income	(2,205)	463	(1,742)
Other Comprehensive Income	$12,903	$(2,710)	$10,193
NOTE 18 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $513.5 million at December 31, 2021 and $591.2 million at December 31, 2020, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $283.9 million, or 55.3%, and $391.4 million, or 66.2%, of the commitments to extend credit at December 31, 2021 and December 31, 2020, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $27.1 million at December 31, 2021 and $29.3 million at December 31, 2020.
Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and unconditional obligations as it does for on-balance sheet instruments. Unless noted otherwise, collateral or other security is required to support financial instruments with credit risk.
Life-of-Loss Reserve on Unfunded Loan Commitments
We maintain a life-of-loss reserve on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The life-of-loss reserve is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. Results for reporting periods beginning after January 1, 2021 are presented under Topic 326, while prior period amounts continue to be reported in other expense on our Consolidated Statements of Income (Loss). The life-of-loan reserve for unfunded commitments is included in other liabilities on our Consolidated Balance Sheets.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The activity in the life-of-loss reserve on unfunded loan commitments for the year ended December 31, 2021 is as follows:

(Dollars in Thousands)	December 31, 2021
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$144
Impact of Adopting ASU 2016-13	2,908
January 1, 2021	3,052
Provision for unfunded commitments	(1,269)
Balance at end of period	$1,783
Amounts are added to the provision for unfunded commitments through a charge to current earnings in the provision for unfunded commitments. The provision for unfunded commitments was a release of $1.3 million for the year ended December 31, 2021.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the years ended December 31:

(Dollars in Thousands)	Point of Revenue Recognition	2021	2020	2019
In-Scope Revenue Streams
Service Charges on Deposit Accounts	At a point in time	$5,036	$3,518	$3,919
Other Fees and Other Income	At a point in time	3,233	2,497	1,789
Debit Card Interchange Fees	At a point in time	7,226	5,857	5,160
Commercial Loan Swap Fee Income	At a point in time	2,416	4,051	—
Insurance
Customer Commissions	At a point in time	91	73	120
Annual Commission on Investment	Over time	1,681	1,366	1,105
Special Production Payout	Over time	129	289	—
Other Real Estate Owned Income	At a point in time	90	340	689
Gains (Losses) on Sale of Other Real Estate Owned	At a point in time	***	***	***
Total In-Scope Revenue Streams		19,902	17,991	12,782

Out of Scope Revenue Streams
Gain on Sales of Securities, net		6,869	6,882	2,205
Bank Owned Life Insurance Income		1,380	1,400	1,436
Other		730	307	447
Total Noninterest Income		$28,881	$26,580	$16,870
***Reported net with Losses on Sales and Write-downs of Other Real Owned in Noninterest Expense

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 20 – PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Balance Sheets

	December 31,
(Dollars in Thousands)	2021	2020
ASSETS
Cash	$5,142	$639
Investment in Bank Subsidiary	402,190	439,553
Other Assets	571	—
Total Assets	$407,903	$440,192

LIABILITIES
Other Liabilities	$307	$18
Total Shareholders’ Equity	407,596	440,174
Total Liabilities and Shareholders’ Equity	$407,903	$440,192
Statements of Net Income

	December 31,
(Dollars in Thousands)	2021	2020	2019
Dividends from Subsidiaries	$6,000	$1,000	$—
Total Expenses	(2,238)	(594)	—
Income Before Income Tax Benefit and Undistributed Net Income of Bank Subsidiary	3,762	406	—
Income Tax Benefit	(446)	—	—
Income Before Undistributed Net Income of Bank Subsidiary	4,208	406	—
Equity in Undistributed Net Income (Loss) of Bank Subsidiary	27,382	(46,264)	—
Net Income (Loss)	$31,590	$(45,858)	$—
Statements of Cash Flows

	December 31,
(Dollars in Thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net Income (Loss)	$31,590	$(45,858)	$—
Equity in Undistributed Net (Income) Loss of Bank Subsidiary	(27,382)	46,264	—
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities
Stock Compensation Expense	1,040	215	—
Increase in Other Assets	(571)	—	—
(Decrease) Increase in Intercompany Liability	(17)	18	—
Net Cash Provided by Operating Activities	4,660	639	—
INVESTING ACTIVITIES
Investments in Subsidiaries	—	—	—
Net Cash Used in Investing Activities	—	—	—
FINANCING ACTIVITIES
Stock Repurchase Plan Settlements	(157)	—	—
Cash Dividends Paid to Common Shareholders	—	—	—
Net Cash Used In Financing Activities	(157)	—	—
Net Increase in Cash	4,503	639	—
Cash at Beginning of Year	639	—	—
Cash at End of Year	$5,142	$639	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 21 - CAPITAL ADEQUACY
The Company and the Bank are subject to various capital requirements administered by the federal banking regulators. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators in relation to components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios as shown in the following table.
The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (“Basel III rules”) became effective on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, we must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in at the rate of 0.625% per year and was 2.5% on January 1, 2019. Management believes as of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which we are subject and satisfied the applicable capital conservation buffer requirements.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Leverage Ratio
Carter Bankshares, Inc.	$443,940	10.62%	$167,184	4.00%	NA	NA
Carter Bank & Trust	438,533	10.49%	167,170	4.00%	$208,962	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$443,940	14.21%	$140,606	4.50%	NA	NA
Carter Bank & Trust	438,533	14.04%	140,580	4.50%	$203,061	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$443,940	14.21%	$187,475	6.00%	NA	NA
Carter Bank & Trust	438,533	14.04%	187,441	6.00%	$249,921	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$483,124	15.46%	$249,967	8.00%	NA	NA
Carter Bank & Trust	477,710	15.29%	249,921	8.00%	$312,401	10.00%

As of December 31, 2020
Leverage Ratio
Carter Bankshares, Inc.	$424,453	10.26%	$165,514	4.00%	NA	NA
Carter Bank & Trust	423,832	10.24%	165,514	4.00%	$206,892	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$424,453	13.08%	$146,077	4.50%	NA	NA
Carter Bank & Trust	423,832	13.06%	146,078	4.50%	$211,001	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$424,453	13.08%	$194,769	6.00%	NA	NA
Carter Bank & Trust	423,832	13.06%	194,770	6.00%	$259,694	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$465,198	14.33%	$259,692	8.00%	NA	NA
Carter Bank & Trust	464,578	14.31%	259,694	8.00%	$324,617	10.00%
The Company was incorporated on October 7, 2020 in connection with the Reorganization. The Reorganization was completed on November 20, 2020 pursuant to an Agreement and Plan of Reorganization among the Bank, the Company and CBT Merger Sub, Inc., and the Bank survived the Reorganization as a wholly-owned subsidiary of the Company. In the Reorganization, each of the outstanding shares of the Bank’s common stock was converted into and exchanged for one newly issued share of the Company’s common stock.
In December 2018, the Office of the Comptroller of the Currency, (the “OCC”), the FRB, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the Day 1 adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, the regulators issued interim final rule (“IFR”), “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL effective January 1, 2021 and elected to implement the capital transition relief over the permissible three-year period.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 22 - QUARTERLY FINANCIAL DATA (Unaudited)
The following summarizes the quarterly results of operations for the years ended December 31:

	2021
(Dollars in Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest Income	$32,957	$33,094	$34,913	$32,933
Total Interest Expense	6,428	5,891	5,512	4,883
Net Interest Income	26,529	27,203	29,401	28,050
Provision for Credit Losses	1,857	967	(413)	939
Provision for Unfunded Commitments	(282)	(603)	(60)	(324)
Net Interest Income after Provision for Credit Losses	24,954	26,839	29,874	27,435
Total Noninterest Income	8,952	7,238	6,915	5,776
Total Noninterest Expense	23,605	27,759	24,685	26,236
Income Before Income Taxes	10,301	6,318	12,104	6,975
Income Tax Expense	926	886	931	1,365
Net Income	$9,375	$5,432	$11,173	$5,610
Earnings Per Share	$0.36	$0.21	$0.42	$0.21

	2020
(Dollars in Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest Income	$37,836	$35,617	$33,986	$33,502
Total Interest Expense	10,572	9,355	8,550	7,349
Net Interest Income	27,264	26,262	25,436	26,153
Provision for Credit Losses	4,798	5,473	2,914	4,821
Net Interest Income after Provision for Credit Losses	22,466	20,789	22,522	21,332
Total Noninterest Income	6,952	6,064	7,975	5,589
Total Noninterest Expense	24,748	22,886	87,300	23,841
Income (Loss) Before Income Taxes	4,670	3,967	(56,803)	3,080
Income Tax Expense (Benefit)	247	(488)	875	138
Net Income (Loss)	$4,423	$4,455	$(57,678)	$2,942
Earnings (Loss) Per Share	$0.17	$0.17	$(2.19)	$0.11

	2019
(Dollars in Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest Income	$39,139	$40,068	$40,154	$39,759
Total Interest Expense	11,243	12,113	12,084	11,333
Net Interest Income	27,896	27,955	28,070	28,426
Provision for Credit Losses	1,627	1,369	1,390	(982)
Net Interest Income after Provision for Credit Losses	26,269	26,586	26,680	29,408
Total Noninterest Income	3,804	4,401	4,156	4,509
Total Noninterest Expense	22,110	22,656	22,777	30,486
Income Before Income Taxes	7,963	8,331	8,059	3,431
Income Tax Expense (Benefit)	422	504	458	(175)
Net Income	$7,541	$7,827	$7,601	$3,606
Earnings Per Share	$0.29	$0.30	$0.29	$0.14

Crowe LLP
Independent Member Crowe Global
Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of Carter Bankshares, Inc. and Subsidiaries
Martinsville, Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carter Bankshares, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2021 as described in Notes 1 and 6 of the consolidated financial statements using the modified retrospective method. Also see explanatory paragraph above. The ASU requires the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The Company disclosed the impact of adoption of this standard on January 1, 2021 with a $61.6 million increase to the allowance for credit losses and a $50.7 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision expense for the year ending December 31, 2021 was $3.4 million and the allowance for credit losses as of December 31, 2021 was $95.9 million.

The Company’s methodology for estimating the allowance for credit losses includes segmentation, quantitative analysis, and qualitative analysis. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The quantitative analysis includes using a discounted cash flow (DCF) model for determining the allowance for credit losses. Economic forecasts are used in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments, and curtailments. The qualitative analysis is determined based on management’s review and analysis of internal, external and model risks, including adjustment made to the model output and economic forecast if it is incompatible with known market conditions based on management’s experience and perspective.

We identified the allowance for credit losses as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management in the development of the estimate. The principal considerations resulting in our determination included the following:

•Significant audit effort and auditor judgment to evaluate the segmentation, quantitative, and qualitative analysis used in the calculation

The primary procedures performed to address this critical audit matter include:

Testing the effectiveness of internal controls over:

•The Company’s selection of the DCF model, including evaluation of the segmentation, quantitative analysis, and qualitative analysis as part of the adoption of the new accounting standard
•The completeness and accuracy of data used in the model

•The Company’s review of the allowance for credit loss calculation, including the review of the Company’s judgments used in developing the segmentation, quantitative analysis, and qualitative analysis and the relevance and reliability of data used as the basis for adjustments for the model

Substantively testing management’s estimate, which included:

•Assessing the reasonableness of management’s selection of segmentation, quantitative analysis, and qualitative analysis as part of the adoption of the new accounting standard
•Evaluating management’s judgment for developing the segmentation, quantitative, and qualitative analysis, including assessing the relevance and reliability of data used to develop the model
•Evaluating the mathematical accuracy of the discounted cash flow model, including evaluating the completeness and accuracy of loan data used in the model

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.
March 11, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s CEO and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on this assessment, management concludes that, as of December 31, 2021, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).” Crowe LLP, our independent registered public accounting firm, has issued a report on the effectiveness of Company’s internal control over financial reporting as of December 31, 2021, which is included herein.
Changes in Internal Control Over Financial Reporting
No other changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by Part III, Item 10 of Form 10-K will be incorporated herein from the sections entitled – “Delinquent Section 16(a) Reports,” if applicable, “Proposal 1 -- Election of Directors,” “Independence and Committee Memberships,” “Executive Officers of the Registrant,” and "Corporate Governance" in our proxy statement relating to our May 25, 2022 annual meeting of shareholders.
Code of Ethics
The Company has adopted a Code of Conduct (the “Code”) that applies to its directors, executive officers and employees and is available on the Company’s website at www.CBTCares.com under “Investor – Corporate Information – Governance Documents.” The Company intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on www.CBTCares.com under “Investor – Corporate Information – Governance Documents” promptly following the amendment or waiver. The information contained on or connected to the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this or any other report or document that we file or furnish to the SEC.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K will be incorporated herein from the sections entitled “Executive Compensation” and “Director Compensation” in our proxy statement relating to our May 25, 2022 annual meeting of shareholders.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K will be incorporated herein from the sections entitled “Principal Beneficial Owners of Carter Bankshares Inc. Common Stock” and “Beneficial Ownership of Carter Bankshares, Inc. Common Stock by Directors and Officers” in our proxy statement relating to our May 25, 2022 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides summary information as of December 31, 2021 related to the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Plan, the only equity compensation plan under which the Company’s securities are authorized for issuance.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	—	$—	1,796,435
Equity compensation plans not approved by shareholders	—	—
Total	—	$—	1,796,435
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K will be incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 25, 2022 annual meeting of shareholders.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K will be incorporated herein from the section entitled Independent Registered Public Accounting Firm in our proxy statement relating to our May 25, 2022 annual meeting of shareholders.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K and are incorporated by reference and found where noted below.
Consolidated Financial Statements: The following Consolidated Financial Statements are included in Part II, Item 8 of this Annual Report on Form 10-K. No financial statement schedules are being filed because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes.

Consolidated Balance Sheets	63

Consolidated Statements of Income (Loss)	64

Consolidated Statements of Comprehensive Income (Loss)	66

Consolidated Statements of Changes in Shareholders’ Equity	67

Consolidated Statements of Cash Flows	68

Notes to Consolidated Financial Statements	70

Report of Crowe LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	116

(b)Exhibits

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

10.1*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Wendy S. Bell (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.2*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Litz Van Dyke (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.3*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Phyllis Q. Karavatakis (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.4*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Jane Ann Davis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.5*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Bradford N. Langs (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.6*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Matthew M. Speare (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7*
Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, effective November 20, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 3, 2020)

10.7.1*
Form of Time-Based Restricted Stock Agreement (for employee) for use after November 20, 2020 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7.2*
Form of Time-Based Restricted Stock (for non-employee director) for use after November 20, 2020 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7.3*
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use after March 2, 2022, under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.4*
Form of Performance Unit Agreement (for employee) for use after March 2, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.5*
Form of Time-Based Restricted Stock Agreement (for employee: annual) for use on or after February 17, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.8*
Carter Bankshares, Inc. Amended and Restated Annual Incentive Plan as amended and restated February 18, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.9*
Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Arthur Loran Adams (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.10*
Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020 by and between Carter Bankshares, Inc., Carter Bank & Trust and Tony E. Kallsen (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.11*
Carter Bank & Trust Nonqualified Deferred Compensation Plan (executive component) - Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.11.1*	Adoption Agreement for Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (filed herewith)

10.11.2*
162(m) Amendment to Virginia Bankers Association Model Plan (for executives) adopted November 13, 2020 (incorporated by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.12*
Carter Bank & Trust Nonqualified Deferred Compensation Plan (director component) - Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.12.1*	Adoption Agreement for Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (filed herewith)

21.1	Subsidiaries of Carter Bankshares, Inc. (filed herewith)

23.1	Consent of Crowe LLP (filed herewith)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification by principal executive officer pursuant to 18 U.S.C. §1350 (filed herewith)

32.2	Certification by principal financial officer pursuant to 18 U.S.C. §1350 (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
* Denotes management contract.
ITEM 16. FORM 10-K SUMMARY
None.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 11, 2022

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 11, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Haskins	By:	/s/ Litz H. Van Dyke
Name:	James W. Haskins	Name:	Litz H. Van Dyke
Title:	Chairman of the Board	Title:	Director and Chief Executive Officer
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ Phyllis Q. Karavatakis	By:	/s/ Michael R. Bird
Name:	Phyllis Q. Karavatakis	Name:	Michael R. Bird
Title:	Vice Chairman of the Board	Title:	Director
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ Kevin S. Bloomfield	By:	/s/ Robert M. Bolton
Name:	Kevin S. Bloomfield	Name:	Robert M. Bolton
Title:	Director	Title:	Director
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ Robert W. Conner	By:	/s/ Gregory W. Feldmann
Name:	Robert W. Conner	Name:	Gregory W. Feldmann
Title:	Director	Title:	Director
Date:	March 11, 2022	Date:	March 11, 2022

CARTER BANKSHARES, INC. AND SUBSIDIARIES

By:	/s/ Lanny A. Kyle, O.D.	By:	/s/ Elizabeth Lester Walsh
Name:	Lanny A. Kyle, O.D.	Name:	Elizabeth Lester Walsh
Title:	Director	Title:	Director
Date:	March 11, 2022	Date:	March 11, 2022

By:	/s/ Catharine L. Midkiff	By:	/s/ E. Warren Matthews
Name:	Catharine L. Midkiff	Name:	E. Warren Matthews
Title:	Director	Title:	Director
Date:	March 11, 2022	Date:	March 11, 2022