Form 10-Q
period 2022-03-31
Carter Bankshares, Inc.
filed 2022-05-05
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2022 there were 24,578,032 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	March 31, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Cash and Due From Banks	$38,534	$36,698
Interest-Bearing Deposits in Other Financial Institutions	26,462	64,905
Federal Reserve Bank Excess Reserves	43,040	176,196
Total Cash and Cash Equivalents	108,036	277,799
Securities Available-for-Sale, at Fair Value	982,041	922,400
Loans Held-for-Sale	196	228
Portfolio Loans	2,894,004	2,812,129
Allowance for Credit Losses	(96,376)	(95,939)
Portfolio Loans, net	2,797,628	2,716,190
Bank Premises and Equipment, net	73,402	75,297
Other Real Estate Owned, net	11,253	10,916
Federal Home Loan Bank Stock, at Cost	2,067	2,352
Bank Owned Life Insurance	55,712	55,378
Other Assets	92,891	73,186
Total Assets	$4,123,226	$4,133,746

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$708,353	$747,909
Interest-Bearing Demand	480,192	452,644
Money Market	526,838	463,056
Savings	728,425	690,549
Certificates of Deposit	1,284,470	1,344,318
Total Deposits	3,728,278	3,698,476
Federal Home Loan Bank Borrowings	—	7,000
Other Liabilities	36,392	20,674
Total Liabilities	3,764,670	3,726,150

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 24,986,726 at March 31, 2022 and 26,430,919 at December 31, 2021	24,987	26,431
Additional Paid-in Capital	121,045	143,988
Retained Earnings	244,798	235,475
Accumulated Other Comprehensive (Loss) Income	(32,274)	1,702
Total Shareholders’ Equity	358,556	407,596
Total Liabilities and Shareholders’ Equity	$4,123,226	$4,133,746
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Loans, including Fees
Taxable	$27,745	$28,145
Non-Taxable	952	1,412
Investment Securities
Taxable	3,732	2,987
Non-Taxable	167	326
Federal Reserve Bank Excess Reserves	37	26
Interest on Bank Deposits	25	24
Dividend Income	20	37
Total Interest Income	32,678	32,957
Interest Expense
Interest Expense on Deposits	4,399	6,295
Interest on Other Borrowings	57	133
Total Interest Expense	4,456	6,428
NET INTEREST INCOME	28,222	26,529
Provision for Credit Losses	630	1,857
Provision for Unfunded Commitments	(236)	(282)
Net Interest Income After Provision for Credit Losses	27,828	24,954
NONINTEREST INCOME
(Losses) Gains on Sales of Securities, net	(24)	3,610
Service Charges, Commissions and Fees	1,953	1,809
Debit Card Interchange Fees	1,932	1,831
Insurance Commissions	269	294
Bank Owned Life Insurance Income	334	340
Gains on Sales and Write-downs of Bank Premises, net	383	—
Other Real Estate Owned Income	10	71
Commercial Loan Swap Fee Income	—	219
Other	478	778
Total Noninterest Income	5,335	8,952
NONINTEREST EXPENSE
Salaries and Employee Benefits	11,757	12,582
Occupancy Expense, net	3,352	3,514
FDIC Insurance Expense	368	643
Other Taxes	804	762
Advertising Expense	239	170
Telephone Expense	488	600
Professional and Legal Fees	1,219	1,224
Data Processing	841	921
Losses on Sales and Write-downs of Other Real Estate Owned, net	159	212
Losses on Sales and Write-downs on Bank Premises, net	—	43
Debit Card Expense	633	632
Tax Credit Amortization	615	427
Other Real Estate Owned Expense	41	54
Other	1,995	1,821
Total Noninterest Expense	22,511	23,605
Income Before Income Taxes	10,652	10,301
Income Tax Provision	1,329	926
Net Income	$9,323	$9,375

Earnings per Common Share
Basic Earnings per Common Share	$0.36	$0.36
Diluted Earnings per Common Share	$0.36	$0.36
Average Shares Outstanding – Basic & Diluted	25,740,636	26,276,890
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Net Income	$9,323	$9,375
Other Comprehensive Loss:
Net Unrealized Losses on Securities Available-for-Sale:
Net Unrealized Losses Arising during the Period	(43,032)	(10,494)
Reclassification Adjustment for Losses (Gains) included in Net Income	24	(3,610)
Tax Effect	9,032	2,962
Net Unrealized Losses Recognized in Other Comprehensive Loss	(33,976)	(11,142)
Other Comprehensive Loss	(33,976)	(11,142)
Comprehensive Loss	$(24,653)	$(1,767)
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	9,323	—	9,323
Other Comprehensive Loss, Net of Tax	—	—	—	(33,976)	(33,976)
Repurchase of Common Stock (1,523,157 shares)	(1,523)	(23,103)	—	—	(24,626)
Forfeiture of Restricted Stock (9,692 shares)	(10)	(146)	—	—	(156)
Issuance of Restricted Stock (88,656 shares)	89	(89)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	395	—	—	395
Balance at March 31, 2022	$24,987	$121,045	$244,798	$(32,274)	$358,556

	Three Months Ended March 31, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Net Income	—	—	9,375	—	9,375
Cumulative Effect for Adoption of Credit Losses	—	—	(50,726)	—	(50,726)
Other Comprehensive Loss, Net of Tax	—	—	—	(11,142)	(11,142)
Issuance of Restricted Stock (82,490 shares)	83	(83)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	208	—	—	208
Balance at March 31, 2021	$26,468	$143,582	$213,260	$4,579	$387,889
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Net Income	$9,323	$9,375
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision for Unfunded Commitments	394	1,575
Origination of Loans Held-for-Sale	(3,554)	(314,092)
Proceeds From Loans Held-for-Sale	3,672	306,866
Depreciation/Amortization of Bank Premises and Equipment	1,478	1,559
Provision for Deferred Taxes	1,154	—
Net Amortization of Securities	1,634	902
Tax Credit Amortization	615	427
Gains on Sales of Mortgage Loans Held-for-Sale	(86)	(74)
Losses (Gains) on Sales of Securities, net	24	(3,610)
Write-downs of Other Real Estate Owned	131	139
Losses on Sales of Other Real Estate Owned, Net	28	73
(Gains) Losses on Sales and Write-downs of Bank Premises	(383)	43
Increase in the Value of Life Insurance Contracts	(334)	(340)
Recognition of Restricted Stock Compensation Expense	395	208
Increase in Other Assets	(9,563)	(413)
Increase (Decrease) in Other Liabilities	7,542	(2,279)
Net Cash Provided By Operating Activities	12,470	359
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	4,921	64,870
Proceeds from Maturities, Redemptions, and Pay-downs	26,406	25,365
Purchases	(131,519)	(92,014)
Purchase of Bank Premises and Equipment, Net	(809)	(1,624)
Proceeds from Sales of Bank Premises and Equipment, net	408	—
Redemption of Federal Home Loan Bank Stock, net	285	1,878
Loan Originations and Payments, net	(82,032)	(24,994)
Payments Received on Other Real Estate Owned	108	—
Proceeds from Sales and Payments of Other Real Estate Owned	561	1,479
Net Cash Used In Investing Activities	(181,671)	(25,040)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	89,650	103,276
Decrease in Certificates of Deposits	(59,848)	(96,383)
Payments on Federal Home Loan Bank Borrowings	(7,000)	(5,000)
Repurchase of Common Stock	(23,364)	—
Net Cash (Used In) Provided by Financing Activities	(562)	1,893
Net Decrease in Cash and Cash Equivalents	(169,763)	(22,788)
Cash and Cash Equivalents at Beginning of Period	277,799	241,942
Cash and Cash Equivalents at End of Period	$108,036	$219,154

SUPPLEMENTARY DATA
Cash Interest Paid	$4,501	$6,666
Cash Paid for Income Taxes	—	88
Transfer from Fixed Assets to Other Real Estate Owned	1,201	—
Security (Purchases) Settled in Subsequent Period	(4,115)	(10,970)
Right-of-use Asset Recorded in Exchange for Lease Liabilities	2,879	2,027
Stock Repurchase Settled in Subsequent Period	(1,262)	—
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation: The interim Consolidated Financial Statements include the accounts of Carter Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”), in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”), on March 11, 2022. In management’s opinion, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative to the results of operations that may be expected for a full year or any future period.
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
The Company did not adopt any new accounting standards in the first quarter of 2022 that had a material impact to our financial statements.
Accounting Statements Issued but Not Yet Adopted
In March 2022, the FASB issued ASU No. 2022-02, which eliminates the troubled debt restructuring (TDR) accounting model for creditors that have adopted Topic 326, “Financial Instruments - Credit Losses.” Due to the removal of the TDR accounting model, all loan modifications now will be evaluated to determine if they result in a new loan or a continuation of the existing loan. The amendments in this ASU also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. We are currently evaluating the impact of the updated guidance on our Consolidated Financial Statements and write-offs. The amendments in this ASU are effective January 1, 2023, with early adoption permitted. The Company plans to early adopt this ASU in 2022.
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
Furthermore, the United Kingdom’s Financial Conduct Authority (“FCA”), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to the U.S. dollar LIBOR, the FCA will consider the case to require continued publication of a number of LIBOR

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
settings through June 30, 2023. In a joint statement, Bank regulators urged banks to stop using LIBOR for any new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The Federal Reserve System, (“FRB”), of New York has created a working group called the Alternative Reference Rate Committee (“ARRC”) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement index for LIBOR, and in March 2022 the U.S. Congress passed and the U.S. President signed legislation that provides a uniform approach for replacing LIBOR as a reference rate in legacy contracts that do not contain effective “fall back” provisions for when LIBOR is no longer published or no longer representative, and that instructs the Federal Reserve to identify a replacement benchmark based on SOFR.
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
As of March 31, 2022, approximately 16.0% of our loan portfolio consists of loans whose variable rate index is LIBOR. We ceased originating new LIBOR based variable rate loans by December 31, 2021 per the ARRC’s guidance.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands, except share and per share data)	2022	2021
Numerator for Earnings per Share – Basic and Diluted
Net Income	$9,323	$9,375
Less: Income allocated to participating shares	43	46
Net Income Allocated to Common Shareholders - Basic & Diluted	$9,280	$9,329

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	25,859,982	26,408,319
Less: Average Participating Securities	119,346	131,429
Weighted Average Common Shares Outstanding - Basic & Diluted	25,740,636	26,276,890

Earnings per Common Share – Basic	$0.36	$0.36
Earnings per Common Share – Diluted	$0.36	$0.36
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	March 31, 2022
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,263	$—	$(654)	$18,609
U.S. Government Agency Securities	3,490	—	(253)	3,237
Residential Mortgage-Backed Securities	122,266	5	(6,549)	115,722
Commercial Mortgage-Backed Securities	44,302	153	(810)	43,645
Asset Backed Securities	86,545	7	(1,112)	85,440
Collateralized Mortgage Obligations	316,798	52	(11,841)	305,009
Small Business Administration	68,233	591	(118)	68,706
States and Political Subdivisions	288,247	477	(17,981)	270,743
Corporate Notes	73,750	51	(2,871)	70,930
Total Debt Securities	$1,022,894	$1,336	$(42,189)	$982,041

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2021
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$4,442	$—	$(29)	$4,413
U.S. Government Agency Securities	3,475	3	—	3,478
Residential Mortgage-Backed Securities	112,118	76	(2,181)	110,013
Commercial Mortgage-Backed Securities	4,155	53	(40)	4,168
Asset Backed Securities	82,119	49	(305)	81,863
Collateralized Mortgage Obligations	287,734	2,190	(2,310)	287,614
Small Business Administration	108,643	879	(608)	108,914
States and Political Subdivisions	257,810	6,344	(1,952)	262,202
Corporate Notes	59,750	375	(390)	59,735
Total Debt Securities	$920,246	$9,969	$(7,815)	$922,400
The Company did not have securities classified as held-to-maturity at March 31, 2022 or December 31, 2021.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Proceeds from Sales of Securities Available-for-Sale	$4,921	$64,870

Gross Realized Gains	$—	$3,629
Gross Realized Losses	(24)	(19)
Net Realized (Losses) Gains	(24)	3,610
Tax Impact	$(5)	$758
Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized (losses) gains above reflect reclassification adjustments in the calculation of Other Comprehensive Loss. The net realized (losses) gains are included in noninterest income as (losses) gains on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2022
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$400	$401
Due after One Year through Five Years	17,407	17,053
Due after Five Years through Ten Years	221,217	213,602
Due after Ten Years	213,959	201,169
Residential Mortgage-Backed Securities	122,266	115,722
Commercial Mortgage-Backed Securities	44,302	43,645
Collateralized Mortgage Obligations	316,798	305,009
Asset Backed Securities	86,545	85,440
Total Debt Securities	$1,022,894	$982,041
At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $164.6 million at March 31, 2022 and $178.6 million at December 31, 2021.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	5	$18,609	$(654)	—	$—	$—	5	$18,609	$(654)
U.S. Government Agency Securities	2	3,237	(253)	—	—	—	2	3,237	(253)
Residential Mortgage-Backed Securities	37	105,273	(5,886)	7	10,137	(663)	44	115,410	(6,549)
Commercial Mortgage-Backed Securities	8	13,340	(467)	51	16,557	(343)	59	29,897	(810)
Asset Backed Securities	26	64,279	(775)	8	17,161	(337)	34	81,440	(1,112)
Collateralized Mortgage Obligations	94	262,649	(11,055)	12	24,932	(786)	106	287,581	(11,841)
Small Business Administration	9	13,725	(66)	3	4,302	(52)	12	18,027	(118)
States and Political Subdivisions	140	231,573	(16,129)	13	13,295	(1,852)	153	244,868	(17,981)
Corporate Notes	20	66,264	(2,736)	1	2,365	(135)	21	68,629	(2,871)
Total Debt Securities	341	$778,949	$(38,021)	95	$88,749	$(4,168)	436	$867,698	$(42,189)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	2	$4,413	$(29)	—	$—	$—	2	$4,413	$(29)
U.S. Government Agency Securities	1	1,733	—	—	—	—	1	1,733	—
Residential Mortgage-Backed Securities	30	95,749	(2,030)	7	8,706	(151)	37	104,455	(2,181)
Commercial Mortgage-Backed Securities	1	1,987	(40)	—	—	—	1	1,987	(40)
Asset Backed Securities	17	44,095	(129)	10	21,895	(176)	27	65,990	(305)
Collateralized Mortgage Obligations	50	157,630	(1,945)	11	24,849	(365)	61	182,479	(2,310)
Small Business Administration	11	18,813	(235)	53	19,630	(373)	64	38,443	(608)
States and Political Subdivisions	56	88,746	(1,503)	8	7,874	(449)	64	96,620	(1,952)
Corporate Notes	10	29,683	(317)	1	2,427	(73)	11	32,110	(390)
Total Debt Securities	178	$442,849	$(6,228)	90	$85,381	$(1,587)	268	$528,230	$(7,815)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an allowance for credit losses, (“ACL”), on its investment securities during the quarter ended March 31, 2022 as the Company did not have securities classified as held-to-maturity at March 31, 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
Securities are evaluated for other than temporary impairment, (“OTTI”), quarterly and more frequently if economic or market concerns warrant. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, the credit quality of the issuer, and whether the Company intends to sell the security or may be required to sell the security prior to maturity. The Company has reviewed all securities for OTTI.
As of March 31, 2022 and December 31, 2021, no OTTI has been identified for any investment securities in our portfolio. We do not believe any individual unrealized loss as of March 31, 2022 represents an OTTI. At March 31, 2022, there were 436 securities in an unrealized loss position and at December 31, 2021, there were 268 securities in an unrealized loss position. The unrealized losses on debt securities were primarily attributable to changes in interest rates and not related to the credit quality of these securities. All debt securities are determined to be investment grade and are paying principal and interest according to the contractual terms of the security. We generally do not intend to sell and it is not likely that we will be required to sell any of the securities in an unrealized loss position before recovery of amortized cost.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Commercial
Commercial Real Estate	$1,343,206	$1,323,252
Commercial and Industrial	345,345	345,376
Total Commercial Loans	1,688,551	1,668,628
Consumer
Residential Mortgages	483,382	457,988
Other Consumer	43,288	44,666
Total Consumer Loans	526,670	502,654
Construction	321,190	282,947
Other	357,593	357,900
Total Portfolio Loans	$2,894,004	$2,812,129
Loans Held-for-Sale	196	228
Total Loans	$2,894,200	$2,812,357
Troubled Debt Restructurings (“TDR”)
The following table summarizes the Company’s TDRs as of the dates presented:

	March 31, 2022			December 31, 2021
(Dollars in Thousands)	Performing TDRs	Nonperforming TDRs	Total TDRs	Performing TDRs	Nonperforming TDRs	Total TDRs
Commercial
Commercial Real Estate	$2,239	$3,014	$5,253	$2,679	$2,742	$5,421
Commercial and Industrial	11	—	11	14	—	14
Total Commercial TDRs	2,250	3,014	5,264	2,693	2,742	5,435
Consumer
Residential Mortgages	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—
Total Consumer TDRs	—	—	—	—	—	—
Construction	—	808	808	527	808	1,335
Other	169,228	—	169,228	169,372	—	169,372
Total TDRs	$171,478	$3,822	$175,300	$172,592	$3,550	$176,142
In order to maximize the collection of loan balances, the Company evaluates troubled loan accounts on a case-by-case basis to determine if a loan modification would be appropriate. Loan modifications may be utilized when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt. A loan is a TDR if both of the following exist: 1) the debtor is experiencing financial difficulties, and 2) a creditor has granted a concession to the debtor that it would not normally grant. Nonaccrual loans that are modified can be placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement. As of March 31, 2022, there were minimal commitments to lend additional funds for loans identified as TDRs.
TDRs decreased $0.9 million, or 0.5% to $175.3 million at March 31, 2022 compared to December 31, 2021. During the three months ended March 31, 2022, the Company had one new TDR totaling $0.3 million in the commercial real estate segment, offset by $1.2 million of principal pay-downs. This new TDR loan was restructured with enhanced payment terms as a result of a forbearance agreement. TDRs of $3.8 million and $3.6 million as of March 31, 2022 and December 31, 2021, respectively, were loans modified as TDRs that experienced a payment default subsequent to the rework date and were classified as nonperforming. During the three months ended March 31, 2022, the Company modified no loans that constituted a TDR that had significant commitments to lend additional funds.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
There were no TDR payment defaults during the three months ended March 31, 2022 or March 31, 2021. For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either a full or partial charge-off occurs or a TDR becomes 90 days or more past due.
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
The following table presents nonperforming assets as of the dates presented:

	Nonperforming Assets
(Dollars in Thousands)	March 31, 2022	December 31, 2021
Nonperforming Assets
Nonaccrual loans	$3,475	$3,847
Nonaccrual TDRs	3,822	3,550
Total Nonaccrual Loans	7,297	7,397
Other Real Estate Owned, or (“OREO”)	11,253	10,916
Total Nonperforming Assets	$18,550	$18,313
As of March 31, 2022 and December 31, 2021, the Company had $854.9 thousand and $254.0 thousand, respectively, of residential real estate in the process of foreclosure. We also had $24.7 thousand at March 31, 2022 and $62.0 thousand at December 31, 2021 in residential real estate included in OREO.
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Company’s financial instruments over the life of those instruments as of the balance sheet date. The Company develops and documents a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The segmentation in the current expected credit losses, (“CECL”), model is different from the segmentation in the Incurred Loss model. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
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
The Company has a loan review policy and annual scope report that details the level of loan review for loans in a given year. The annual loan review provides the Credit Risk Committee with an independent analysis of the following: 1) credit quality of the loan portfolio, 2) compliance with the loan policy, 3) adequacy of documentation in credit files and 4) validity of risk ratings. Since 2020 and continuing into 2022, the Company used a five step approach for loan review in the following categories:
•Individual reviews of the top twenty large loan relationships (“LLRs”), which are defined as any individual commercial loan or aggregate commercial relationship totaling $2.0 million or more;

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
•A sampling of small LLRs, which are defined as individual commercial loans or relationships with aggregate exposure of $2.0 million or more but not included in the top twenty LLRs;

•A sampling review of Credit Risk Committee modifications, including new and existing loans to provide perspective on the appropriateness of the modification in relation to established policies and procedures;

•A sampling review of non-organic commercial loans and those commercial loans approved outside of the Credit Risk Committee; and
•Focus reviews of office and land development to evaluate segment risk rather than individual loan risk. Focus reviews are performed annually on a rotational basis.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	March 31, 2022
	Risk Rating
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial Real Estate
Pass	$57,112	$201,879	$161,037	$206,487	$262,968	$408,942	$36,672	$1,335,097
Special Mention	—	226	—	—	—	4,526	—	4,752
Substandard	—	—	—	308	2,705	344	—	3,357
Total Commercial Real Estate	$57,112	$202,105	$161,037	$206,795	$265,673	$413,812	$36,672	$1,343,206
Commercial and Industrial
Pass	$18,555	$50,907	$47,379	$17,226	$32,494	$165,618	$5,263	$337,442
Special Mention	—	—	—	—	6	—	—	6
Substandard	—	10	6	58	4,885	2,800	138	7,897
Total Commercial and Industrial	$18,555	$50,917	$47,385	$17,284	$37,385	$168,418	$5,401	$345,345
Residential Mortgages
Pass	$21,999	$171,931	$86,745	$57,914	$76,535	$48,590	$15,216	$478,930
Special Mention	—	—	—	—	437	543	—	980
Substandard	—	—	—	1,003	679	1,790	—	3,472
Total Residential Mortgages	$21,999	$171,931	$86,745	$58,917	$77,651	$50,923	$15,216	$483,382
Other Consumer
Pass	$4,570	$7,981	$9,240	$692	$357	$20,052	$339	$43,231
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	10	2	14	4	27	—	57
Total Other Consumer	$4,570	$7,991	$9,242	$706	$361	$20,079	$339	$43,288
Construction
Pass	$6,853	$163,951	$91,596	$11,854	$15,822	$17,730	$11,890	$319,696
Special Mention	—	—	—	—	—	74	—	74
Substandard	—	—	440	—	95	885	—	1,420
Total Construction	$6,853	$163,951	$92,036	$11,854	$15,917	$18,689	$11,890	$321,190
Other
Pass	$—	$—	$—	$—	$—	$185,132	$—	$185,132
Special Mention	—	—	—	—	—	3,233	—	3,233
Substandard	—	—	—	—	87,329	81,899	—	169,228
Total Other Loans	$—	$—	$—	$—	$87,329	$270,264	$—	$357,593
Total Portfolio Loans
Pass	$109,089	$596,649	$395,997	$294,173	$388,176	$846,064	$69,380	$2,699,528
Special Mention	—	226	—	—	443	8,376	—	9,045
Substandard	—	20	448	1,383	95,697	87,745	138	185,431
Total Portfolio Loans	$109,089	$596,895	$396,445	$295,556	$484,316	$942,185	$69,518	$2,894,004

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2021
	Risk Rating
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Pass	$195,441	$165,100	$215,575	$292,857	$115,024	$292,197	$38,382	$1,314,576
Special Mention	229	—	—	—	4,205	826	—	5,260
Substandard	—	—	314	2,742	215	145	—	3,416
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
Commercial and Industrial
Pass	$55,173	$50,087	$15,648	$38,298	$23,575	$150,656	$3,857	$337,294
Special Mention	—	—	—	8	—	—	—	8
Substandard	14	—	308	4,815	2,798	—	139	8,074
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
Residential Mortgages
Pass	$155,892	$91,023	$63,682	$73,333	$8,640	$48,087	$13,237	$453,894
Special Mention	—	—	—	—	—	553	—	553
Substandard	—	—	1,008	743	188	1,602	—	3,541
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
Other Consumer
Pass	$9,353	$10,199	$979	$450	$186	$23,048	$339	$44,554
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	3	11	57	30	—	—	112
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
Construction
Pass	$140,639	$82,523	$24,336	$9,739	$5,328	$3,407	$15,269	$281,241
Special Mention	—	—	175	—	—	429	—	604
Substandard	—	107	809	95	—	91	—	1,102
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
Other
Pass	$—	$—	$—	$—	$122,848	$62,399	$—	$185,247
Special Mention	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	—	87,329	40,882	41,161	—	169,372
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Total Portfolio Loans
Pass	$556,498	$398,932	$320,220	$414,677	$275,601	$579,794	$71,084	$2,616,806
Special Mention	229	—	175	8	4,205	5,089	—	9,706
Substandard	25	110	2,450	95,781	44,113	42,999	139	185,617
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented.

	March 31, 2022
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial Real Estate
Performing	$57,112	$202,105	$161,037	$206,487	$262,967	$413,547	$36,672	$1,339,927
Nonperforming	—	—	—	308	2,706	265	—	3,279
Total Commercial Real Estate	$57,112	$202,105	$161,037	$206,795	$265,673	$413,812	$36,672	$1,343,206
Commercial and Industrial
Performing	$18,555	$50,917	$47,379	$17,226	$37,381	$168,415	$5,264	$345,137
Nonperforming	—	—	6	58	4	3	137	208
Total Commercial and Industrial	$18,555	$50,917	$47,385	$17,284	$37,385	$168,418	$5,401	$345,345
Residential Mortgages
Performing	$21,999	$171,931	$86,745	$57,914	$77,214	$49,547	$15,216	$480,566
Nonperforming	—	—	—	1,003	437	1,376	—	2,816
Total Residential Mortgages	$21,999	$171,931	$86,745	$58,917	$77,651	$50,923	$15,216	$483,382
Other Consumer
Performing	$4,570	$7,991	$9,240	$695	$357	$20,076	$339	$43,268
Nonperforming	—	—	2	11	4	3	—	20
Total Other Consumer	$4,570	$7,991	$9,242	$706	$361	$20,079	$339	$43,288
Construction
Performing	$6,853	$163,951	$91,929	$11,854	$15,917	$17,822	$11,890	$320,216
Nonperforming	—	—	107	—	—	867	—	974
Total Construction	$6,853	$163,951	$92,036	$11,854	$15,917	$18,689	$11,890	$321,190
Other
Performing	$—	$—	$—	$—	$87,329	$270,264	$—	$357,593
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$87,329	$270,264	$—	$357,593
Total Portfolio Loans
Performing	$109,089	$596,895	$396,330	$294,176	$481,165	$939,671	$69,381	$2,886,707
Nonperforming	—	—	115	1,380	3,151	2,514	137	7,297
Total Portfolio Loans	$109,089	$596,895	$396,445	$295,556	$484,316	$942,185	$69,518	$2,894,004

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2021
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	March 31, 2022
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,339,809	$118	$—	$118	$3,279	$1,343,206
Commercial and Industrial	345,030	46	61	107	208	345,345
Residential Mortgages	480,433	133	—	133	2,816	483,382
Other Consumer	42,967	166	135	301	20	43,288
Construction	320,020	196	—	196	974	321,190
Other	357,593	—	—	—	—	357,593
Total	$2,885,852	$659	$196	$855	$7,297	$2,894,004

	December 31, 2021
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,319,686	$229	$—	$229	$3,337	$1,323,252
Commercial and Industrial	344,628	80	217	297	451	345,376
Residential Mortgages	454,754	683	—	683	2,551	457,988
Other Consumer	44,132	367	94	461	73	44,666
Construction	281,962	—	—	—	985	282,947
Other	357,900	—	—	—	—	357,900
Total	$2,803,062	$1,359	$311	$1,670	$7,397	$2,812,129
Loans past due 90 days or more and still accruing were zero at March 31, 2022 and December 31, 2021. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days or more and still accruing decreased $0.8 million to $0.9 million at March 31, 2022 compared to $1.7 million at December 31, 2021 in all loan categories except construction, which increased $0.2 million.
There were no nonaccrual or past due loans related to loans held-for-sale at March 31, 2022 or December 31, 2021.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan as of March 31, 2022. For the three months ended March 31, 2022, the amount of interest income on nonaccrual loans was immaterial.

	March 31, 2022
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$3,337	$3,279	$—	$—
Commercial and Industrial	451	208	—	—
Residential Mortgages	2,551	2,816	—	—
Other Consumer	73	20	—	—
Construction	985	974	808	—
Other	—	—	—	—
Total Portfolio Loans	$7,397	$7,297	$808	$—
A loan is considered impaired when it is transferred to nonaccrual status, or remains on accrual status, but is considered a TDR. Impaired loans with a commitment of $1.0 million or more are individually evaluated. During the three months ended March 31, 2022, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral for individually evaluated loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	Type of Collateral
	March 31, 2022	December 31, 2021
(Dollars in Thousands)	Real Estate	Real Estate
Commercial Real Estate	$2,705	$2,742
Commercial and Industrial	—	—
Residential Mortgages	—	—
Other Consumer	—	—
Construction	808	808
Other	—	—
Total	$3,513	$3,550
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision for Credit Losses on Loans	221	(529)	169	303	466	—	630
Charge-offs	—	—	(17)	(435)	—	—	(452)
Recoveries	—	1	—	109	149	—	259
Net (Charge-offs) / Recoveries	—	1	(17)	(326)	149	—	(193)
Balance at End of Period	$17,518	$3,583	$4,520	$1,470	$7,554	$61,731	$96,376

	Three Months Ended March 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$36,428	$5,064	$2,099	$2,479	$8,004	$—	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	$61,642
Provision for Credit Losses on Loans	(673)	(1,538)	(255)	478	(879)	4,724	1,857
Charge-offs	—	(1)	(195)	(870)	—	—	(1,066)
Recoveries	—	1	166	137	61	—	365
Net (Charge-offs) / Recoveries	—	—	(29)	(733)	61	—	(701)
Balance at End of Period	$42,342	$4,905	$5,171	$1,347	$7,106	$56,001	$116,872
The adoption of ASU 2016-13 resulted in an increase to our ACL of $61.6 million on January 1, 2021 to the ACL and $2.9 million related to the life-of-loss reserve on unfunded loan commitments. The increase primarily included an expected credit loss of $51.3 million established based on a modified discounted cash flow method on expected cash flow changes in the future for the Other segment.

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
Nonrecurring Basis
Individually Evaluated Loans: Individually evaluated loans with commitments greater than or equal to $1.0 million are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All loans with a specific reserve are classified as Level 3 in the fair value hierarchy.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At March 31, 2022 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)

Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	March 31, 2022
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$18,609	$18,609	$—	$—
U.S. Government Agency Securities	3,237	—	3,237	—
Residential Mortgage-Backed Securities	115,722	—	115,722	—
Commercial Mortgage-Backed Securities	43,645	—	43,645	—
Asset Backed Securities	85,440	4,996	80,444	—
Collateralized Mortgage Obligations	305,009	7,818	297,191	—
Small Business Administration	68,706	3,296	65,410	—
States and Political Subdivisions	270,743	4,115	266,628	—
Corporate Notes	70,930	—	59,865	11,065
Total Securities Available-for-Sale	982,041	38,834	932,142	11,065
Derivatives	10,781	—	10,781	—
Total	$992,822	$38,834	$942,923	$11,065

Liabilities
Derivatives	$10,651	$—	$10,651	$—
Total	$10,651	$—	$10,651	$—

	December 31, 2021
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$4,413	$4,413	$—	$—
U.S. Government Agency Securities	3,478	—	3,478	—
Residential Mortgage-Backed Securities	110,013	—	110,013	—
Commercial Mortgage-Backed Securities	4,168	—	4,168	—
Asset Backed Securities	81,863	—	81,863	—
Collateralized Mortgage Obligations	287,614	—	287,614	—
Small Business Administration	108,914	—	108,914	—
States and Political Subdivisions	262,202	—	262,202	—
Corporate Notes	59,735	—	51,177	8,558
Total Securities Available-for-Sale	922,400	4,413	909,429	8,558
Derivatives	3,508	—	3,508	—
Total	$925,908	$4,413	$912,937	$8,558

Liabilities
Derivatives	$3,682	$—	$3,682	$—
Total	$3,682	$—	$3,682	$—
We have invested in subordinated debt of other financial institutions. We have three securities totaling $11.1 million that are considered to be Level 3 securities at March 31, 2022 and two totaling $8.6 million at December 31, 2021. The change in the fair value of Level 3 securities available-for-sale from $8.6 million at December 31, 2021 to $11.1 million at March 31, 2022 is attributable to a change in the fair value level of an existing security in the amount of $2.9 million, offset by the change in calculated fair value of $0.4 million. The existing security was previously valued by an independent third party based upon a trade desktop evaluation, but is now performed internally using the same approach applied to the other Level 3 securities. The

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)

Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	March 31, 2022
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$11,253	$11,253
Individually Evaluated Loans	$—	$—	$1,777	$1,777

	December 31, 2021
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$10,916	$10,916
Individually Evaluated Loans	$—	$—	$1,777	$1,777
Individually evaluated loans had a net carrying amount of $1.8 million at March 31, 2022 with a valuation allowance of $0.9 million. Individually evaluated loans had a net carrying amount of $1.8 million at December 31, 2021 with a valuation allowance of $1.0 million.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $11.3 million as of March 31, 2022, compared with $10.9 million at December 31, 2021. We had $0.1 million write-downs recorded on OREO for the three months ended March 31, 2022 and for the same period in 2021.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	March 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$1,777	Discounted Appraisals	Management's Discount & Estimated Selling Costs	53.0%	53.0%
Total Individually Evaluated Loans	$1,777

OREO	$9,801	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	627	Executed Sales Agreement	Estimated Selling Costs	5.0%	5.0%
OREO	190	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	635	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	7.3% – 50.7%	30.5%
Total OREO	$11,253

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	1,777	Discounted Appraisals	Management's Discount & Estimated Selling Costs	53.0%	53.0%
Total Individually Evaluated Loans	$1,777

OREO	$9,946	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	190	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	780	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	5.0% - 50.7%	20.3%
Total OREO	$10,916

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
The carrying values and estimated fair values of our financial instruments at March 31, 2022 and December 31, 2021 are presented in the following tables. Fair values for March 31, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at March 31, 2022
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$108,036	$38,534	$69,502	$—	$108,036
Securities Available-for-Sale	982,041	38,834	932,142	11,065	982,041
Loans Held-for-Sale	196	—	—	196	196
Portfolio Loans, net	2,797,628	—	—	2,770,247	2,770,247
Federal Home Loan Bank Stock, at Cost	2,067	—	—	NA	NA
Other Assets- Interest Rate Derivatives	10,781	—	10,781	—	10,781
Accrued Interest Receivable	16,727	34	3,791	12,902	16,727

Financial Liabilities:
Deposits	$3,728,278	$708,353	$1,735,455	$1,308,271	$3,752,079
Other Liabilities- Interest Rate Derivatives	10,651	—	10,651	—	10,651
FHLB Borrowings	—	—	—	—	—
Accrued Interest Payable	1,333	—	—	1,333	1,333

		Fair Value Measurements at December 31, 2021
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$277,799	$36,698	$241,101	$—	$277,799
Securities Available-for-Sale	922,400	4,413	909,429	8,558	922,400
Loans Held-for-Sale	228	—	—	228	228
Portfolio Loans, net	2,716,190	—	—	2,689,578	2,689,578
Federal Home Loan Bank Stock, at Cost	2,352	—	—	NA	NA
Other Assets- Interest Rate Derivatives	3,508	—	3,508	—	3,508
Accrued Interest Receivable	17,178	17	3,462	13,699	17,178

Financial Liabilities:
Deposits	$3,698,476	$747,909	$1,606,249	$1,369,228	$3,723,386
Other Liabilities- Interest Rate Derivatives	3,682	—	3,682	—	3,682
FHLB Borrowings	7,000	—	—	7,035	7,035
Accrued Interest Payable	1,378	—	—	1,378	1,378

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	March 31, 2022			December 31, 2021
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	1	$122	$4	—	$—	$—
Interest Rate Swap Contracts – Commercial Loans	62	389,910	10,777	66	446,490	3,508
Total Derivatives not Designated as Hedging Instruments	63	$390,032	$10,781	66	$446,490	$3,508

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	March 31, 2022			December 31, 2021
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	1	$122	$4	—	$—	$—
Interest Rate Swap Contracts – Commercial Loans	62	389,910	10,647	66	446,490	3,682
Total Derivatives not Designated as Hedging Instruments	63	$390,032	$10,651	66	$446,490	$3,682

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income recognized on derivatives for the periods presented:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$4	$—
Forward Sale Contracts – Mortgage Loans	(4)	—
Interest Rate Swap Contracts – Commercial Loans	304	429
Total Derivative Income	$304	$429
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$10,777	$3,508	$10,647	$3,682
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	10,777	3,508	10,647	3,682
Gross Amounts Not Offset (1)	—	—	—	(4,080)
Net Amount	$10,777	$3,508	$10,647	$(398)
(1)Amounts represent collateral posted for the periods presented.
NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS
Borrowings serve as an additional source of liquidity for the Company. Federal Home Loan Bank, or (“FHLB”) borrowings were zero at March 31, 2022 and $7.0 million at December 31, 2021. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Total loans pledged as collateral were $1.1 billion at both March 31, 2022 and December 31, 2021. There were no securities available-for-sale pledged as collateral at both March 31, 2022 and December 31, 2021. The Company continues to methodically pledge additional eligible loans and expect continued progress in additional pledging throughout the year. The Company is eligible to borrow up to an additional $693.0 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25.0% of the Company’s assets, as of March 31, 2022. The Company had the capacity to borrow up to an additional $667.3 million from the FHLB at December 31, 2021.
The following table represents the balance of long-term borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Long-term Borrowings	$—	$7,000
Weighted Average Interest Rate	—%	1.61%
During the year ending December 31, 2021 the Company prepaid four FHLB advances totaling $28.0 million with a weighted average cost to borrow of 1.0%. One FHLB advance totaling $3.0 million was repaid at maturity in the fourth quarter of 2021. The remaining FHLB advances totaling $25.0 million were repaid ahead of their scheduled maturity date and had unamortized prepayment fees related to the early repayment of the borrowings totaling $43 thousand at December 31, 2021. The FHLB borrowing of $7.0 million was prepaid in January 2022 outside of its scheduled maturity. There were no new FHLB borrowings during the three months ended March 31, 2022.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented 54.1% and 55.3%, of the commitments to extend credit at March 31, 2022 and December 31, 2021, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Commitments to Extent Credit	$493,765	$513,482
Standby Letters of Credit	26,154	27,083
Total	$519,919	$540,565
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of the dates presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at Beginning of Period	$1,783	$144
Impact of Adopting ASU 2016-13	—	2,908
Balance after Adoption of ASU 2016-13	$1,783	$3,052
Provision for Unfunded Commitments	(236)	(282)
Total	$1,547	$2,770
Amounts are added to the provision for unfunded commitments through a charge to current earnings in the provision for unfunded commitments. The provision for unfunded commitments was a release of $0.2 million for the three months ended March 31, 2022 and $0.3 million for the three months ended March 31, 2021.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – TAX EFFECTS ON OTHER COMPREHENSIVE LOSS
The following table presents the change in components of other comprehensive loss for the periods presented, net of tax effects:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in Thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net Unrealized Losses Arising during the period	$(43,032)	$9,037	$(33,995)	$(10,494)	$2,204	$(8,290)
Reclassification Adjustment for Losses (Gains) included in Net Income	24	(5)	19	(3,610)	758	(2,852)
Other Comprehensive Loss	$(43,008)	$9,032	$(33,976)	$(14,104)	$2,962	$(11,142)

NOTE 11 – STOCK REPURCHASE PLAN
On December 13, 2021, announced that its Board authorized, effective December 10, 2021, a common stock repurchase program to purchase up to two million shares of the Company’s common stock in the aggregate over a period of twelve months. During the quarter ended March 31, 2022, 1,523,157 shares of common stock had been repurchased under this program at an average price of $16.17 per share. During the year ended December 31, 2021 the Company repurchased 30,407 shares of common stock at a total cost of $0.5 million, or an average of $15.22 per share. As of April 28, 2022, the repurchase program to purchase up to two million shares of the Company’s common stock was fully executed.
The specific timing, price and quantity of repurchases will be at the Company’s discretion and will depend on a variety of factors, including general market conditions, the trading price of common stock, legal and contractual requirements, applicable securities laws and the Company’s financial performance. The repurchase plan does not obligate the Company to repurchase any particular number of shares.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is intended to help the reader understand our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three month periods ended March 31, 2022 and March 31, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:

•Important Note Regarding Forward-Looking Statements
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Policies and Estimates
•Overview
•Results of Operations and Financial Condition
•Earnings Summary
•Liquidity and Capital Resources
•Regulatory Capital Resources
•Contractual Obligations
•Off-Balance Sheet Arrangements
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to the COVID-19 pandemic and its potential additional impact on the Company, its markets and its customers, potential asset quality and net interest income developments, and the Company’s efficiency initiatives, and may otherwise relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, litigation to which the Company is or has been a party and the potential impacts thereof, and other matters regarding or affecting the Company and its future business and operations. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:
•changes in accounting policies, practices, or guidance, including for example, our adoption of Current Expected Credit Loss (“CECL”);
•general economic or business conditions, or changes in interest rates;
•technological risks and developments;
•cyber-security threats, attacks or events;
•the Company’s liquidity and capital positions;
•the potential adverse effects of unusual and infrequently occurring events, or the prospect of these events, such as weather-related disasters, terrorist acts, war and other military conflicts (such as the ongoing war between Russia and Ukraine) or public health events (such as the current COVID-19 pandemic), and the governmental and societal responses thereto;
•these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
Company's loans or its other products and services, on incidents of cyberattacks and fraud, on the Company’s results of operations, liquidity or capital resources, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
•the effect of steps the Company takes or has taken in response to the COVID-19 pandemic, the severity and duration of the pandemic, and the impact it has on exacerbating many of the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2021;
•potential claims, damages, and fines related to litigation or government actions;
•sensitivity to the interest rate environment including a prolonged period of low interest rates, a rapid increase in interest rates or a change in the shape of the yield curve;
•inflation;
•the replacement of LIBOR;
•a change in spreads on interest-earning assets and interest-bearing liabilities;
•regulatory supervision and oversight, including the failure to comply with state and federal banking agency laws and regulations;
•legislative and regulatory changes and requirements affecting the financial services industry as a whole, and the Company, in particular; the outcome of pending and future litigation and governmental proceedings;
•increased competition;
•the ability to continue to introduce competitive new products and services at competitive prices and on a timely, cost-effective basis;
•the Company's ability to recruit and retain qualified employees and implement adequate succession planning to mitigate the loss of key members of its senior management team;
•the Company’s strategic branch network optimization plan;
•managing our internal growth and acquisitions;
•the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or more costly than anticipated;
•containing costs and expenses;
•reliance on significant customer relationships;
•credit losses;
•the potential impact of climate change and related government regulation on the Company and its customers;
•deterioration of the housing market and reduced demand for mortgages;
•deterioration in the overall macroeconomic conditions or the state of the banking industry that could impact the re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
Many of these factors, as well as other factors, are described in this Quarterly Report, as well as in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events that are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles (“GAAP”) in the United States, management uses, and this quarterly report references, net interest income on a fully taxable equivalent, or (“FTE”), basis, which is a non-GAAP financial measure. Management believes this measure provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income is reconciled to net interest income to an FTE basis (non-GAAP) in the Net Interest Income section of the "Results of Operations and Financial Condition."
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
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2022 have remained unchanged from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2021 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.1 billion at March 31, 2022. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered bank, which operates branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE.”
The Company earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
Our mission is to strive to be the preferred lifetime financial partner for our customers and shareholders, and the employer of choice in the communities the Company is privileged to serve. Our strategic plan focuses on restructuring the balance sheet to provide more diversification and higher yielding assets to increase the net interest margin. Another area of focus is the transformation of the infrastructure of the Company to provide a foundation for operational efficiency and provide new products and services for our customers that will ultimately increase noninterest income.
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

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended March 31, 2022
•Net interest income increased $1.7 million, or 6.4%, to $28.2 million for the three months ended March 31, 2022 compared to $26.5 million for the same period in 2021 due primarily to the ongoing reduction in funding costs;
•The provision for credit losses decreased to $0.6 million for the three months ended March 31, 2022, compared to $1.9 million for the same period in 2021 due to improved qualitative reserves and lower net charge-offs, partialy offset by loan growth;
•Total noninterest income decreased $3.6 million to $5.3 million for the three months ended March 31, 2022 compared to the same period in 2021due to a reduction in gains on sales of securities;

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•Total noninterest expense decreased $1.1 million to $22.5 million for the three months ended March 31, 2022 compared to $23.6 million for the same period in 2021 resulting from our retail branch optimization project, higher profit sharing and vacation carryover in the fourth quarter of 2021 as well as lower medical costs in the first three months of 2022; and
•Provision for income taxes increased $0.4 million to $1.3 million for the three months ended March 31, 2022 compared to $0.9 million for the same period in 2021.
We reported net income of $9.3 million, or $0.36 diluted earnings per share, for the three months ended March 31, 2022 compared to net income of $9.4 million, or $0.36 diluted earnings per share, for the three months ended March 31, 2021.

	Three Months Ended March 31,
PERFORMANCE RATIOS	2022	2021
Return on Average Assets	0.92%	0.92%
Return on Average Shareholders’ Equity	9.57%	9.72%
Portfolio Loans to Deposit Ratio	77.62%	80.51%
Allowance for Credit Losses to Total Portfolio Loans	3.33%	3.93%
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
Total net interest income increased $1.7 million, or 6.4%, to $28.2 million for the three months ended March 31, 2022 compared to $26.5 million for the same period in 2021. This increase was primarily due to the ongoing reduction in funding costs. Net interest income, on an FTE basis (non-GAAP), increased $1.5 million, or 5.7%, to $28.5 million for the three months ended March 31, 2022 compared to $27.0 million for the same period in 2021. For the three months ended March 31, 2022, the increase in net interest income, on an FTE basis (non-GAAP), was driven by lower interest income of $0.4 million and lower interest expense of $1.9 million compared to the same period in 2021. Net interest margin increased 15 basis points to 2.88% for the three months ended March 31, 2022 compared to 2.73% for the same period in 2021. The net interest margin, on an FTE basis (non-GAAP), increased 13 basis points to 2.91% for the three months ended March 31, 2022 compared to 2.78% for the same period in 2021. The Company continues to focus on the expansion of net interest income and the net interest margin.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table reconciles net interest income per the Consolidated Statements of Income to net interest income on an FTE basis, and net interest margin to net interest margin on an FTE basis (non-GAAP), for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Total Interest Income	$32,678	$32,957
Total Interest Expense	4,456	6,428
Net Interest Income per Consolidated Statements of Net Income	28,222	26,529
Adjustment to FTE Basis	298	462
Net Interest Income (FTE)(non-GAAP)	$28,520	$26,991
Net Interest Margin	2.88%	2.73%
Adjustment to FTE Basis	0.03%	0.05%
Net Interest Margin (FTE)(non-GAAP)	2.91%	2.78%
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in Thousands)	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$140,080	$62	0.18%	$174,731	$50	0.12%
Tax-Free Investment Securities(2)	26,579	211	3.22%	51,589	413	3.25%
Taxable Investment Securities	960,645	3,732	1.58%	708,250	2,987	1.71%
Total Securities	987,224	3,943	1.62%	759,839	3,400	1.81%
Tax-Free Loans(1)(2)	154,117	1,206	3.17%	223,012	1,787	3.25%
Taxable Loans(1)	2,690,781	27,745	4.18%	2,777,423	28,145	4.11%
Total Loans	2,844,898	28,951	4.13%	3,000,435	29,932	4.05%
Federal Home Loan Bank Stock	2,139	20	3.79%	4,805	37	3.12%
Total Interest-Earning Assets	3,974,341	$32,976	3.36%	3,939,810	$33,419	3.44%
Noninterest Earning Assets	154,971			182,283
Total Assets	$4,129,312			$4,122,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$463,980	$277	0.24%	$378,886	$215	0.23%
Money Market	510,286	284	0.23%	309,624	266	0.35%
Savings	705,759	178	0.10%	644,806	162	0.10%
Certificates of Deposit	1,308,799	3,660	1.13%	1,620,543	5,652	1.41%
Total Interest-Bearing Deposits	2,988,824	4,399	0.60%	2,953,859	6,295	0.86%
Federal Home Loan Bank Borrowings	1,400	6	1.74%	33,889	96	1.15%
Other Borrowings	4,358	51	4.75%	2,307	37	6.50%
Total Borrowings	5,758	57	4.01%	36,196	133	1.49%
Total Interest-Bearing Liabilities	2,994,582	4,456	0.60%	2,990,055	6,428	0.87%
Noninterest-Bearing Liabilities	739,556			740,892
Shareholders' Equity	395,174			391,146
Total Liabilities and Shareholders' Equity	$4,129,312			$4,122,093
Net Interest Income(2)		$28,520			$26,991
Net Interest Margin(2)			2.91%			2.78%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
Interest income decreased $0.3 million, or 0.8%, for the three months ended March 31, 2022 compared to the same period in 2021. Interest income, on an FTE basis (non-GAAP), decreased $0.4 million, or 1.3% for the three months ended March 31, 2022 compared to the same period in 2021. The change was primarily due to increases in average interest-earning assets of $34.5 million for the three months ended March 31, 2022, offset by a lower interest rate yield of eight basis points compared to

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
the same period in 2021.

Average interest-bearing deposits with banks decreased $34.7 million and the average rate earned increased six basis points for the three months ended March 31, 2022 compared to the same period in 2021. Average loan balances decreased $155.5 million for the three months ended March 31, 2022 compared to the same periods in 2021 due to large commercial paydowns in 2021. Average Paycheck Protection Program (“PPP”) loans totaled $0.6 million as of March 31, 2022 compared to $31.2 million as of March 31, 2021 which contributed to the decline in average loan balances, as a result of the continued forgiveness on PPP loans processed by the Small Business Administration.

The average rate earned on loans increased eight basis points for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the increase in short-term interest rates mid-March 2022. At March 31, 2022, the loan portfolio was comprised of 31.0% floating rates which reprice monthly, 39.0% variable rates that reprice at least once during the life of the loan and the remaining 30.0% are fixed rate loans.

Average investment securities increased $227.4 million and the average rate earned decreased 19 basis points for the three months ended March 31, 2022 compared to the same period in 2021. The change in investment securities is the result of active balance sheet management to deploy excess cash. Our portfolio has been diversified as to bond types, maturities, and interest rate structures. As of March 31, 2022, the securities portfolio was comprised of 47.6% variable rate securities with approximately 40.6% that will reprice at least once over the next 12 months.
Interest expense decreased $1.9 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to the intentional runoff of higher cost CDs in the first quarter of 2022 and in 2021. Interest expense on deposits decreased $1.9 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the decline in the average balance of CDs and the reduction in average rates paid on the Company’s CDs.

The average balances on CDs decreased $311.7 million or 19.2% for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the aforementioned intentional runoff of these higher cost CDs. The average balances on our core deposits including money market accounts, interest-bearing demand accounts and savings accounts all increased by $200.7 million, $85.1 million and $61.0 million, respectively, for the three months ended March 31, 2022 compared to the same periods in 2021. The average rate paid on these core deposit accounts remained relatively unchanged except the average rate paid on money market accounts decreased 12 basis points for the three months ended March 31, 2022 compared to the same period in 2021.

The average balances on borrowings decreased $30.4 million due to prepayments and scheduled maturities. Overall, the cost of interest-bearing liabilities decreased 27 basis points for the three months ended March 31, 2022 compared to the same period in 2021.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2022 Compared to March 31, 2021
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$(11)	$23	$12
Tax-free Investment Securities(2)	(199)	(3)	(202)
Taxable Investment Securities	996	(251)	745
Total Securities	797	(254)	543
Tax-free Loans(1)(2)	(540)	(41)	(581)
Taxable Loans(1)	(888)	488	(400)
Total Loans	(1,428)	447	(981)
Federal Home Loan Bank Stock	(24)	7	(17)
Total Interest-Earning Assets	$(666)	$223	$(443)

Interest Paid on:
Interest-Bearing Demand	$50	$12	$62
Money Market	133	(115)	18
Savings	15	1	16
Certificates of Deposit	(981)	(1,011)	(1,992)
Total Interest-Bearing Deposits	(783)	(1,113)	(1,896)
Federal Home Loan Bank Borrowings	(123)	33	(90)
Other Borrowings	26	(12)	14
Total Borrowings	(97)	21	(76)
Total Interest-Bearing Liabilities	$(880)	$(1,092)	$(1,972)
Change in Net Interest Margin	$214	$1,315	$1,529
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The Company recognizes provision expense for the allowance for credit losses, (“ACL”), based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision expense for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments. The Company adopted ASU 2016-03 on January 1, 2021, and increased the ACL by $64.5 million for the Day 1 adjustment which included $61.6 million to the ACL and $2.9 million related to the life-of-loss reserve on unfunded loan commitments. The ACL was 3.33% of total portfolio loans at March 31, 2022, compared to 3.41% of total portfolio loans, at December 31, 2021.
The provision for credit losses decreased $1.3 million to $0.6 million for the three months ended March 31, 2022 compared to $1.9 million for the same period in 2021. The provision for unfunded commitments included a release of $0.2 million for the three months ended March 31, 2022 and a release of $0.3 million for the same period in 2021. For the three months ended March 31, 2022, the decrease in the provision for credit losses was primarily driven by improved qualitative reserves, lower loan charge-offs, offset by loan growth.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Income

	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021	$ Change	% Change
(Losses) Gains on Sales of Securities, net	$(24)	$3,610	$(3,634)	(100.7)%
Service Charges, Commissions and Fees	1,953	1,809	144	8.0%
Debit Card Interchange Fees	1,932	1,831	101	5.5%
Insurance Commissions	269	294	(25)	(8.5)%
Bank Owned Life Insurance Income	334	340	(6)	(1.8)%
Gains on Sales and Write-downs of Bank Premises, net	383	—	383	NM
Other Real Estate Owned Income	10	71	(61)	(85.9)%
Commercial Loan Swap Fee Income	—	219	(219)	(100.0)%
Other	478	778	(300)	(38.6)%
Total Noninterest Income	$5,335	$8,952	$(3,617)	(40.4)%
Total noninterest income decreased $3.6 million, or 40.4%, to $5.3 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was primarily related to declines in net security gains of $3.6 million, a decrease in commercial loan swap fee income of $0.2 million and a $0.3 million decrease in other noninterest income. These decreases were partially offset by gains of $0.4 million on sales and write-downs of bank premises, net, a $0.1 million increase in service charges, commissions and fees and a $0.1 million increase in debit card interchange fees. The decline in security gains is due to the rising interest rate environment resulting in lower securities prices in the market that discouraged sales. The variances shown in commercial loan swap fee income is related to the timing and demand for this product in the current rising interest rate environment. The increases in service charges on deposit accounts and debit card interchange fees were primarily due to new accounts, incentives and increased account activity. The decrease in other noninterest income was related to the first quarter of 2021 as we had recorded a $0.2 million incentive true-up from a third-party and experienced fair value declines of $0.1 million related to our interest rate swap contracts with commercial customers.
Noninterest Expense

	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021	$ Change	% Change
Salaries and Employee Benefits	$11,757	$12,582	$(825)	(6.6)%
Occupancy Expense, net	3,352	3,514	(162)	(4.6)%
FDIC Insurance Expense	368	643	(275)	(42.8)%
Other Taxes	804	762	42	5.5%
Advertising Expense	239	170	69	40.6%
Telephone Expense	488	600	(112)	(18.7)%
Professional and Legal Fees	1,219	1,224	(5)	(0.4)%
Data Processing	841	921	(80)	(8.7)%
Losses on Sales and Write-downs of Other Real Estate Owned, net	159	212	(53)	(25.0)%
Losses on Sales and Write-downs on Bank Premises, net	—	43	(43)	(100.0)%
Debit Card Expense	633	632	1	0.2%
Tax Credit Amortization	615	427	188	44.0%
Other Real Estate Owned Expense	41	54	(13)	(24.1)%
Other	1,995	1,821	174	9.6%
Total Noninterest Expense	$22,511	$23,605	$(1,094)	(4.6)%
Total noninterest expense decreased $1.1 million, or 4.6%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease for the three months ended March 31, 2022 was driven by $0.8 million decrease in salaries and employee benefits and $0.3 million decrease in FDIC insurance expense. The decrease in salaries and employee benefits was primarily related to a decline in salaries as a result of our retail branch optimization project and a decrease in medical costs. The $0.3 million decrease in FDIC assessment resulted from improved financial metrics of the Bank that are used to perform the assessment.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes increased $0.4 million to $1.3 million for the three months ended March 31, 2022 compared to $0.9 million for the same period in 2021. Pre-tax income increased $0.4 million for the three months ended March 31, 2022 compared to the same period in 2021. Our effective tax rate was 12.5% for the three months ended March 31, 2022 compared to 9.0% for the same period in 2021. The increase in the effective tax rate is primarily due to a higher level of pre-tax income and a lower level of tax-exempt interest income. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and BOLI, which are relatively consistent regardless of the level of pre-tax income.
Financial Condition
March 31, 2022
Total assets decreased $10.5 million, to $4.1 billion at March 31, 2022 compared to December 31, 2021. Federal Reserve Bank excess reserves decreased $133.2 million to $43.0 million at March 31, 2022 from $176.2 million at December 31, 2021 due to active balance sheet management.
Total portfolio loans increased $81.9 million, or 11.8% on an annualized basis, to $2.9 billion at March 31, 2022 compared to December 31, 2021 primarily due to higher loan growth in the first quarter of 2022. During 2021, loan growth was muted by large commercial loan payoffs and loan sales. The variances in loan segments for portfolio loans related to increases of $38.2 million in construction loans, $25.4 million in residential mortgages and $20.0 million in commercial real estate loans offset by decreases of $1.4 million in other consumer and $0.3 million in the other category.
Other real estate owned, (“OREO”), increased $0.3 million at March 31, 2022 compared to December 31, 2021 due to two branch closures completed in the first three months of 2022. This is part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency. Closed retail bank offices increased $0.5 million and have a remaining book value of $1.5 million at March 31, 2022 compared to $1.0 million at December 31, 2021.
The securities portfolio increased $59.6 million and is currently 23.8% of total assets at March 31, 2022 compared to 22.3% of total assets at December 31, 2021. The increase is due to the bank’s strategy of redeploying excess cash into higher yielding assets, including both loans and bonds. The bank was able to take advantage of increased interest rates available in most bond categories, while keeping its balance of purchasing a mix of both fixed and floating rate instruments.
Total deposits increased $29.8 million to $3.7 billion at March 31, 2022 compared to December 31, 2021. The increases included $63.8 million in money market accounts, $37.9 million in savings accounts and $27.5 million in interest-bearing demand accounts, offset by the intentional decline of $59.8 million in CDs and a decline of $39.6 million in noninterest-bearing demand accounts. At March 31, 2022, noninterest-bearing deposits comprised 19.0% compared to 20.2% and 19.9% of total deposits at December 31, 2021 and March 31, 2021, respectively. CDs comprised 34.5%, 36.3% and 41.2% of total deposits at March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
Total capital decreased by $49.0 million to $358.6 million at March 31, 2022 compared to $407.6 million at December 31, 2021. The decrease in equity was primarily due to a $34.0 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities, a $24.6 million decrease related to the repurchase of common stock through March 31, 2022, partially offset by net income of $9.3 million for the three months ended March 31, 2022. The remaining difference of $0.3 million is related to stock-based compensation during the three months ended March 31, 2022.
The ACL was 3.33% of total portfolio loans at March 31, 2022 compared to 3.41% as of December 31, 2021. General reserves as a percentage of total portfolio loans were 3.30% at March 31, 2022 compared to 3.38% at December 31, 2021. Management believes, the ACL is adequate to absorb expected losses inherent in the loan portfolio.
The Company remains well capitalized. Our Tier 1 capital ratio decreased to 12.98% at March 31, 2022 compared to 14.21% at December 31, 2021. Our leverage ratio was 10.00% at March 31, 2022, compared to 10.62% at December 31, 2021 and total risk-based capital ratio was 14.24% at March 31, 2022 compared to 15.46% at December 31, 2021. We adopted CECL effective January 1, 2021 and elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	March 31, 2022	December 31, 2021	$ Change
U.S. Treasury Securities	$18,609	$4,413	$14,196
U.S. Government Agency Securities	3,237	3,478	(241)
Residential Mortgage-Backed Securities	115,722	110,013	5,709
Commercial Mortgage-Backed Securities	43,645	4,168	39,477
Asset Backed Securities	85,440	81,863	3,577
Collateralized Mortgage Obligations	305,009	287,614	17,395
Small Business Administration	68,706	108,914	(40,208)
States and Political Subdivisions	270,743	262,202	8,541
Corporate Notes	70,930	59,735	11,195
Total Debt Securities	$982,041	$922,400	$59,641
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
The securities portfolio increased by $59.6 million to $982.0 million at March 31, 2022 compared to $922.4 million at December 31, 2021. Securities comprise 23.8% of total assets at March 31, 2022 compared to 22.3% at December 31, 2021. The increase is a result of active balance sheet management. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures. As of March 31, 2022, the securities portfolio was comprised of 47.6% variable rate securities with approximately 40.6% that will reprice at least once over the next 12 months.
At March 31, 2022 total gross unrealized gains in the available-for-sale portfolio were $1.3 million, offset by $42.2 million of gross unrealized losses. At December 31, 2021, total gross unrealized gains in the available-for-sale portfolio were $10.0 million offset by $7.8 million of gross unrealized losses.
The unrealized losses on debt securities were primarily attributable to changes in interest rates, and not related to the credit quality of these securities. At December 31, 2021, the 5-year and 10-year U.S. Treasury yields were 1.26% and 1.52%, respectively. For the three months ended March 31, 2022, those same bond yields were 2.42% and 2.32%, respectively. Therefore, this increase of 116 bps and 80 bps, respectively in the intermediate part of the yield curve largely caused the reduction in bond prices for fixed rate bonds in that maturity range. Note, the effects were greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Fed interest rate hikes.
Management evaluates the securities portfolio for other-than-temporary impairment (“OTTI”) on a quarterly basis. At March 31, 2022 and December 31, 2021, the Company did not record any OTTI. The performance of the debt and equity securities markets could generate impairments in future periods requiring realized losses to be reported.
Refer to Note 3, Investment Securities, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our securities.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Commercial
Commercial Real Estate	$1,343,206	$1,323,252
Commercial and Industrial	345,345	345,376
Total Commercial Loans	1,688,551	1,668,628
Consumer
Residential Mortgages	483,382	457,988
Other Consumer	43,288	44,666
Total Consumer Loans	526,670	502,654
Construction	321,190	282,947
Other	357,593	357,900
Total Portfolio Loans	2,894,004	2,812,129
Loans Held-for-Sale	196	228
Total Loans	$2,894,200	$2,812,357
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Total portfolio loans increased $81.9 million, or 2.9%, to $2.9 billion at March 31, 2022 compared to December 31, 2021 with strong production in our commercial real estate, residential mortgage and construction portfolios. The commercial portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. At March 31, 2022, the loan portfolio was comprised of 31.0% floating rates which reprice monthly, 39.0% variable rates that reprice at least once during the life of the loan and the remaining 30.0% are fixed rate loans. The Company is carefully monitoring the loan portfolio during 2022, including in light of market conditions that impact our borrowers and the interest rate environment.
Our exposure to the hospitality industry at March 31, 2022 equated to approximately $406.2 million, or 14.0% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. Beginning in the second quarter of 2021, we observed improvements in occupancy and the average daily rates for our hotel clients following sharp declines as a result of the pandemic. However, our clients continue to face challenges with respect to labor, which we believe impedes their ability to turnover rooms resulting in occupancy constraints. This has caused, or may cause, them to operate with lower levels of liquidity and an inability to reserve for capital improvements and may adversely affect their ability to pay property expenses, capital improvements and/or repay existing indebtedness. Contractual payments have been restored since the expiration of our deferral program on June 30, 2021. These developments, together with the current economic conditions, generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.
Aggregate commitments to our top 10 credit relationships were $717.7 million at March 31, 2022. The Other segment represents 48.7% of the top 10 credit relationships.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending		Change	March 31, 2022 % of Gross Loans	March 31, 2022 % of RBC
	March 31, 2022	December 31, 2021
1. Hospitality, agriculture & energy	$349,818	$350,010	($192)	12.09%	76.62%
2. Retail real estate & food services	57,025	56,073	952	1.97%	12.49%
3. Hospitality	55,151	55,634	(483)	1.91%	12.08%
4. Industrial & retail real estate	45,176	45,653	(477)	1.56%	9.89%
5. Retail real estate	37,799	38,250	(451)	1.31%	8.28%
6. Hospitality	35,456	35,664	(208)	1.23%	7.77%
7. Multifamily & student housing	35,042	35,405	(363)	1.21%	7.67%
8. Hospitality	34,269	34,463	(194)	1.18%	7.51%
9. Multifamily development	34,190	36,720	(2,530)	1.18%	7.49%
10. Special/limited use	33,736	33,736	—	1.17%	7.39%
Top Ten (10) Relationships	717,662	721,608	(3,946)	24.80%	157.18%
Total Gross Loans	2,894,200	2,812,357	81,843
% of Total Gross Loans	24.80%	25.66%	(0.86)%
Concentration (25% of RBC)	$114,146	$120,781
Unfunded commitments on lines of credit were $435.1 million at March 31, 2022 as compared to $433.1 million at December 31, 2021. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 54.4% at March 31, 2022 and 52.2% at December 31, 2021. Unfunded commitments on commercial operating lines of credit was 54.6% at March 31, 2022 and 51.7% at December 31, 2021.
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
Deferred costs and fees included in the portfolio balances above were $5.2 million and $4.5 million at March 31, 2022 and December 31, 2021, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $183.6 thousand and $190.6 thousand at March 31, 2022 and December 31, 2021, respectively.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Mortgage loans held-for-sale were $0.2 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively.
Refer to Note 4, Loans and Loans Held-for-Sale, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our loans.

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
Nonperforming assets consist of nonaccrual loans, nonaccrual troubled debt restructurings, (“TDRs”), and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	March 31, 2022	December 31, 2021	$ Change
Nonperforming Loans
Commercial Real Estate	$265	$595	$(330)
Commercial and Industrial	208	451	(243)
Residential Mortgages	2,816	2,551	265
Other Consumer	20	73	(53)
Construction	166	177	(11)
Other	—	—	—
Total Nonperforming Loans	3,475	3,847	(372)

Nonperforming Troubled Debt Restructurings
Commercial Real Estate	3,014	2,742	272
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	808	808	—
Other	—	—	—
Total Nonperforming Troubled Debt Restructurings	3,822	3,550	272
Total Nonperforming Loans and Troubled Debt Restructurings	7,297	7,397	(100)
Other Real Estate Owned	11,253	10,916	337
Total Nonperforming Assets	$18,550	$18,313	$237
Nonperforming assets increased $0.2 million to $18.6 million at March 31, 2022 compared to December 31, 2021. The increase was primarily due to a $0.3 million an increase in OREO, offset by a $0.1 million decline in nonperforming loans. Closed retail bank offices increased $0.5 million and have a remaining book value of $1.5 million at March 31, 2022 compared to $1.0 million at December 31, 2021. During the first quarter of 2022, two branch closures were completed as part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency.

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
An accruing loan that is characterized as a TDR can remain in accrual status if, based on a current credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical performance for a reasonable period before the modification. All TDRs are considered to be impaired loans and will be reported as impaired loans for their remaining lives, unless a subsequent restructuring includes an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk, we fully expect that the remaining principal and interest will be collected according to the restructured agreement or the contractual terms of the original loan agreement are restored. Generally, the Company individually evaluates all impaired loans, which includes TDRs, with a commitment greater than or equal to $1.0 million for individually evaluated loan reserves. In addition, the Company may evaluate credits that have complex loan structures for impairment, even if the commitment is less than $1.0 million. Nonaccrual TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.
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
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment for the periods presented:

	March 31, 2022		December 31, 2021
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$17,518	46.4%	$17,297	47.0%
Commercial & Industrial	3,583	11.9%	4,111	12.3%
Residential Mortgages	4,520	16.7%	4,368	16.3%
Other Consumer	1,470	1.5%	1,493	1.6%
Construction	7,554	11.1%	6,939	10.1%
Other	61,731	12.4%	61,731	12.7%
Balance End of Year	$96,376	100.0%	$95,939	100.0%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes the credit quality ratios and their components as of March 31, 2022 and December 31, 2021:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$96,376	$95,939
Total Portfolio Loans	2,894,004	2,812,129
Allowance for Credit Losses to Total Portfolio Loans	3.33%	3.41%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$7,297	$7,397
Total Portfolio Loans	2,894,004	2,812,129
Nonperforming Loans to Total Portfolio Loans	0.25%	0.26%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$96,376	$95,939
Nonperforming Loans	7,297	7,397
Allowance for Credit Losses to Nonperforming Loans	1,320.76%	1,297.00%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$783	$23,127
Average Total Portfolio Loans	2,844,668	2,927,083
Net Charge-offs to Average Portfolio Loans	0.03%	0.79%
See the Credit Quality and Allowance for Credit Losses sections within this MD&A for an analysis of the factors that drove the changes in the ACL ratios presented in the table above. The net charge-offs of $23.1 million for the full year 2021 was primarily attributable to the resolution of five problem relationships during 2021, in which the majority of losses were anticipated and previously reserved.
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $1.3 million to $0.6 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in the provision for credit losses was primarily driven by improved qualitative reserves and net charge-offs totaling $0.2 million, offset by higher loan balances.
The provision for unfunded commitments in the first quarter of 2022 was a release of $0.2 million compared to a release of $0.3 million in the first quarter of 2021.
Net charge-offs were $0.2 million for the three months ended March 31, 2022 compared to $0.7 million for the same period in 2021. As a percentage of average total portfolio loans, on an annualized basis, net charge-offs were 0.03% and 0.10% for the three months ended March 31, 2022 and March 31, 2021, respectively. At March 31, 2022, nonperforming loans declined $0.1 million, or 1.4%, to $7.3 million since December 31, 2021. Nonperforming loans as a percentage of total portfolio loans were 0.25% and 0.26% as of March 31, 2022 and December 31, 2021, respectively.
The ACL was 3.33% of total portfolio loans at March 31, 2022, compared to 3.41% of total portfolio loans, at December 31, 2021.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	March 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,335,097	$337,442	$478,930	$43,231	$319,696	$185,132	$2,699,528
Special Mention	4,752	6	980	—	74	3,233	9,045
Substandard	3,357	7,897	3,472	57	1,420	169,228	185,431
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,343,206	$345,345	$483,382	$43,288	$321,190	$357,593	$2,894,004

Performing	$1,339,927	$345,137	$480,566	$43,268	$320,216	$357,593	$2,886,707
Nonperforming	3,279	208	2,816	20	974	—	7,297
Total Portfolio Loans	$1,343,206	$345,345	$483,382	$43,288	$321,190	$357,593	$2,894,004

	December 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,314,576	$337,294	$453,894	$44,554	$281,241	$185,247	$2,616,806
Special Mention	5,260	8	553	—	604	3,281	9,706
Substandard	3,416	8,074	3,541	112	1,102	169,372	185,617
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129

Performing	$1,319,915	$344,925	$455,437	$44,593	$281,962	$357,900	$2,804,732
Nonperforming	3,337	451	2,551	73	985	—	7,397
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129
Special mention, substandard and doubtful loans at March 31, 2022 decreased $0.8 million to $194.5 million compared to $195.3 million at December 31, 2021, with a decrease of $0.6 million in special mention and a decrease of $0.2 million in substandard.
Additionally, refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
Noninterest-Bearing Demand	$708,353	$747,909	$(39,556)	(5.3)%
Interest-Bearing Demand	480,192	452,644	27,548	6.1%
Money Market	526,838	463,056	63,782	13.8%
Savings	728,425	690,549	37,876	5.5%
Certificate of Deposits	1,284,470	1,344,318	(59,848)	(4.5)%
Total Deposits	$3,728,278	$3,698,476	$29,802	0.8%
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new depositors while diversifying the deposit composition. Total deposits at March 31, 2022 increased $29.8 million, or 0.8%, from December 31, 2021. The increase in deposits primarily related to an increase in our core deposits of $89.7 million, or 15.4% on an annualized basis. Our core deposits include noninterest-bearing demand accounts, interest-bearing demand deposits, money market accounts and savings accounts. The decrease of $59.8 million, or 4.5% in CDs at March 31, 2022 compared to December 31, 2021 is due to the intentional runoff of higher cost CDs. Noninterest-bearing deposits comprised 19.0% and 20.2% of total deposits at March 31, 2022 and December 31, 2021, respectively.
The following table presents additional information about our deposits:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Deposits from the Certificate of Deposit Account Registry Services (CDARS)	$139	$139
Noninterest-Bearing Public Funds Deposits	16,330	58,393
Interest-Bearing Public Funds Deposits	155,813	123,968
Total Deposits not Covered by Deposit Insurance(1)	419,768	396,626
Certificates of Deposits not Covered by Deposit Insurance	132,960	147,134
Deposits for Certain Directors, Executive Officers and their Affiliates	2,497	3,032
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at March 31, 2022 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$19,350	14.5%
Over Three Months Through Twelve Months	40,121	30.2%
Over Twelve Months Through Three Years	53,554	40.3%
Over Three Years	19,935	15.0%
Total	$132,960	100.0%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Federal Home Loan Bank Borrowings (“FHLB”)
Borrowings are an additional source of liquidity for the Company. We had no FHLB borrowings at March 31, 2022 and $7.0 million at December 31, 2021.
Information pertaining to FHLB advances is summarized in the following table:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Balance at Period End	$—	$7,000
Average Balance during the Period	$1,400	$25,986
Average Interest Rate during the Period	1.63%	1.20%
Maximum Month-end Balance during the Period	$—	$35,000
Average Interest Rate at Period End	—%	1.61%
The Company held FHLB Atlanta stock of $2.1 million and $2.4 million at March 31, 2022 and December 31, 2021, respectively. Dividends recorded on this restricted stock were $20 thousand and $37 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 8, Federal Home Loan Bank Borrowings, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our borrowings.
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
Our primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $817.4 million of unpledged available-for-sale investment securities as an additional source of liquidity.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2022, the Bank had $887.1 million in highly liquid assets, which consisted of $26.5 million in interest-bearing deposits in other financial institutions, $43.0 million in FRB Excess Reserves, $817.4

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
million in unpledged securities and $0.2 million in mortgage loans held-for-sale. This resulted in highly liquid assets to total assets ratio of 21.5% at March 31, 2022.
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Cash and Due From Banks	$38,534	$36,698
Interest-bearing Deposits in Other Financial Institutions	26,462	64,905
Federal Reserve Bank Excess Reserves	43,040	176,196
Unpledged Investment Securities	817,354	743,836
Excess Pledged Securities	21,450	28,417
FHLB Borrowing Availability	692,964	667,307
Unsecured Lines of Credit	145,000	145,000
Total Liquidity Sources	$1,784,804	$1,862,359
Regulatory Capital Requirements
Total shareholders’ equity decreased by $49.0 million to $358.6 million at March 31, 2022 compared to $407.6 million at December 31, 2021. The decrease in shareholders’ equity was primarily due to a $34.0 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities, a $24.6 million decrease related to the repurchase of common stock through March 31, 2022 and partially offset by net income of $9.3 million for the three months ended March 31, 2022. The remaining difference of $0.3 million is related to stock-based compensation during the three months ended March 31, 2022.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At March 31, 2022, the Bank continues to maintain its capital position with a leverage ratio of 9.91% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 12.86% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 12.86% and 14.12%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
The Basel rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Adequately Capitalized	Well Capitalized(1)	March 31, 2022		December 31, 2021
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$416,193	10.00%	$443,940	10.62%
Common Equity Tier 1 (to Risk-weighted Assets)	4.50%	NA	416,193	12.98%	443,940	14.21%
Tier 1 Capital (to Risk-weighted Assets)	6.00%	NA	416,193	12.98%	443,940	14.21%
Total Capital (to Risk-weighted Assets)	8.00%	NA	456,583	14.24%	483,124	15.46%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$412,230	9.91%	$438,533	10.49%
Common Equity Tier 1 (to Risk-weighted Assets)	4.50%	6.50%	412,230	12.86%	438,533	14.04%
Tier 1 Capital (to Risk-weighted Assets)	6.00%	8.00%	412,230	12.86%	438,533	14.04%
Total Capital (to Risk-weighted Assets)	8.00%	10.00%	452,611	14.12%	477,710	15.29%
(1)To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to the Bank only.
In December 2018, the Office of the Comptroller of the Currency, (the “OCC”), the Federal Reserve System, (“FRB”), and the Federal Deposit Insurance Corporation, (“FDIC”), approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the Day 1 adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, the regulators issued interim final rule (“IFR”), “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL effective January 1, 2021 and elected to implement the capital transition relief over the permissible three-year period.
Contractual Obligations
As of March 31, 2022, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Off-Balance Sheet Arrangements
As of March 31, 2022, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

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
The ALCO utilizes an asset liability model (“ALM”) to monitor and manage market risk by simulating various rate shock scenarios and analyzing the results of the rate shocks on the Company’s projected net interest income (“NII”) and economic value of equity (“EVE”). The rate shock scenarios used in the ALM span over multiple time horizons and yield curve shapes and include parallel and non-parallel shifts to ensure the ALCO can mitigate future earnings and market value fluctuations due to changes in market interest rates.
Within the context of the ALM, NII rate shock simulations explicitly measure the exposure to earnings from changes in market rates of interest over a defined time horizon. These robust simulations include assumptions of how the balance sheet will react in different rate environments including loan prepayment speeds, the average life of non-maturing deposits, and how sensitive each interest-earning asset and interest-bearing liability is to changes in the market rates (betas). Under simulation analysis, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. Reviewing these various measures provides us with a more comprehensive view of our interest rate risk profile.
NII rate shock simulation results are compared to a base case NII result to provide an estimate of the impact that simulated market rate changes may have on 12 months and 24 months of pretax NII. The base case earnings scenario together with various rate shock earning scenarios are model utilizing both a static and growth balance sheet. A static balance sheet is a no-growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread over a prescribed index. Parallel rate shock analyses assume an immediate parallel shift in market interest rates across all horizons of the yield curve and also include management’s assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market, and savings) and changes in the prepayment behavior of loans and securities with embedded optionality. Our policy guidelines limit the change in pretax NII over a 12-month horizon using rate shocks of +/- 100, 200, 300, and 400 basis points. We have temporarily suspended the -200, -300, and -400 basis point rate shock analyses. Due to the low interest rate environment, we believe the impact to NII income when evaluating the -200, -300, and -400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position.
To monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE rate shock simulations using the same assumptions used in the NII rate shock simulations discussed above. EVE represents the present value of all asset cash flows discounted with related market interest rates minus the present value of all liability cash flows which are also discounted with related market interest rates. The impact of a changing interest rate environment on the Company’s projected EVE is analyzed by shocking market interest rates, then modeling the impact of the rate shock on both the cash flow of assets and liabilities, and the underlying discount rate utilized in the present value calculation of the assets and liabilities. Market rate shock results are then compared to base case simulation results to determine the impact that market rate changes may have on our EVE. As with NII rate shock analyses, EVE rate shock analyses incorporate management assumptions regarding prepayment behavior of fixed rate loans and securities with embedded optionality and the behavior and value of non-maturity

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300, and 400 basis points. We have also temporarily suspended the EVE -200, -300, and -400 basis point scenarios in 2022 and 2021 due to the current interest rate environment.
The following tables reflect the net interest income rate shock analyses and EVE analyses results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by management.

	March 31, 2022		December 31, 2021
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
400	31.6%	7.0%	43.6%	24.6%
300	24.1%	6.7%	33.1%	20.6%
200	16.3%	5.5%	22.5%	15.4%
100	8.3%	3.4%	11.4%	8.6%
-100	(5.3)%	(5.1)%	(2.4)%	(7.0)%
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
Based on the ALM results presented above for the quarters ending March 31, 2022 and December 31, 2021, the Company’s balance sheet is less asset sensitive at March 31, 2022 than it previously was at December 31, 2021. This migration in asset sensitivity is due to 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and floating rate securities and portfolio loans that are less sensitive to future market interest rate changes, and 2) the recent shifts in the shape of the yield curve between the two periods presented above.
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

CARTER BANKSHARES, INC.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Although the timing and outcome of these legal and administrative proceedings and claims cannot be predicted with certainty, based on information presently available and after consultation with legal counsel, management does not believe that the disposition of such proceedings or claims will have a material adverse effect on our business, consolidated financial position, or results of operations. As of March 31, 2022, no material legal proceedings were pending or threatened against the Company.
ITEM 1A – RISK FACTORS
As of March 31, 2022, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2021 Annual Report on Form 10-K.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 13, 2021, the Company announced that its Board authorized, effective December 10, 2021, a common share repurchase program to purchase up to two million shares of the Company’s common stock in the aggregate over a period of twelve months (the “Program”). The Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The Program permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Program is authorized through December 9, 2022, although it may be modified, terminated or extended by the Board at any time. The Program does not obligate the Company to purchase any particular number of shares.
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs(1)
January 1 - January 31, 2022	292,575	$15.71	292,575	1,677,018
February 1 - February 28, 2022	381,469	16.05	381,469	1,312,967
March 1 - March 31, 2022	858,805	16.37	858,805	447,419
Total	1,532,849	$16.17	1,532,849
(1)The number shown represents, as of the end of each period, the approximate number of Common Stock shares that may yet be purchased under publicly-announced share repurchase plan authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
(2)For the three months ended March 31, 2022, shares were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.
As of April 28, 2022, the repurchase program to purchase up to two million shares of the Company’s common stock was fully executed.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
None.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION (continued)
ITEM 6 - EXHIBITS
Exhibits:

2.1	Agreement and Plan of Reorganization by and among Carter Bank & Trust, Cater Bankshares, Inc. and CBT Merger Sub, Inc. dated November 9, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.1	Articles of Incorporation of Carter Bankshares, Inc., effective October 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.2	Bylaws of Carter Bankshares, Inc., as adopted October 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

10.1	Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use after March 2, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.2	Form of Performance Unit Agreement (for employee) for use after March 2, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.3	Form of Time-Based Restricted Stock Agreement (for employee: annual) for use on or after February 17, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.8	Carter Bankshares, Inc. Amended and Restated Annual Incentive Plan, as amended and restated effective January 1, 2022 (filed herewith)

10.11.1	Adoption Agreement for Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022)

10.12.1	Adoption Agreement for Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350 (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER BANKSHARES, INC. (Registrant)

Date: May 5, 2022	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)