Form 10-Q
period 2022-06-30
Carter Bankshares, Inc.
filed 2022-08-03
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022 there were 24,577,477 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	June 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Cash and Due From Banks	$43,194	$36,698
Interest-Bearing Deposits in Other Financial Institutions	745	64,905
Federal Reserve Bank Excess Reserves	26,301	176,196
Total Cash and Cash Equivalents	70,240	277,799
Securities Available-for-Sale, at Fair Value	907,034	922,400
Loans Held-for-Sale	—	228
Portfolio Loans	2,997,896	2,812,129
Allowance for Credit Losses	(97,981)	(95,939)
Portfolio Loans, net	2,899,915	2,716,190
Bank Premises and Equipment, net	73,202	75,297
Other Real Estate Owned, net	8,432	10,916
Federal Home Loan Bank Stock, at Cost	2,067	2,352
Bank Owned Life Insurance	56,046	55,378
Other Assets	106,344	73,186
Total Assets	$4,123,280	$4,133,746

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$704,323	$747,909
Interest-Bearing Demand	499,282	452,644
Money Market	555,621	463,056
Savings	733,704	690,549
Certificates of Deposit	1,260,463	1,344,318
Total Deposits	3,753,393	3,698,476
Federal Home Loan Bank Borrowings	—	7,000
Other Liabilities	35,745	20,674
Total Liabilities	3,789,138	3,726,150

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 24,577,477 at June 30, 2022 and 26,430,919 at December 31, 2021	24,577	26,431
Additional Paid-in Capital	113,975	143,988
Retained Earnings	255,576	235,475
Accumulated Other Comprehensive (Loss) Income	(59,986)	1,702
Total Shareholders’ Equity	334,142	407,596
Total Liabilities and Shareholders’ Equity	$4,123,280	$4,133,746
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including Fees
Taxable	$31,323	$28,417	$59,068	$56,562
Non-Taxable	916	1,237	1,868	2,649
Investment Securities
Taxable	4,452	3,138	8,184	6,125
Non-Taxable	187	215	354	541
Federal Reserve Bank Excess Reserves	58	33	95	59
Interest on Bank Deposits	3	23	28	47
Dividend Income	22	31	42	68
Total Interest Income	36,961	33,094	69,639	66,051
Interest Expense
Interest Expense on Deposits	4,412	5,760	8,811	12,055
Interest Expense on Federal Funds Purchased	4	—	4	—
Interest on Other Borrowings	86	131	143	264
Total Interest Expense	4,502	5,891	8,958	12,319
NET INTEREST INCOME	32,459	27,203	60,681	53,732
Provision for Credit Losses	1,814	967	2,444	2,824
Provision (Recovery) for Unfunded Commitments	269	(603)	33	(885)
Net Interest Income After Provision for Credit Losses	30,376	26,839	58,204	51,793
NONINTEREST INCOME
Gains on Sales of Securities, net	76	1,499	52	5,109
Service Charges, Commissions and Fees	1,749	1,489	3,702	3,298
Debit Card Interchange Fees	1,850	1,874	3,782	3,705
Insurance Commissions	568	378	837	672
Bank Owned Life Insurance Income	334	342	668	682
(Losses) Gains on Sales and Write-downs of Bank Premises, net	(37)	—	346	—
Other Real Estate Owned Income	12	4	22	75
Commercial Loan Swap Fee Income	756	742	756	961
Other	296	910	774	1,688
Total Noninterest Income	5,604	7,238	10,939	16,190
NONINTEREST EXPENSE
Salaries and Employee Benefits	12,444	13,686	24,201	26,268
Occupancy Expense, net	3,296	3,451	6,648	6,965
FDIC Insurance Expense	629	657	997	1,300
Other Taxes	819	718	1,623	1,480
Advertising Expense	267	220	506	390
Telephone Expense	454	588	942	1,188
Professional and Legal Fees	1,202	1,440	2,421	2,664
Data Processing	842	954	1,683	1,875
(Gains) Losses on Sales and Write-downs of Other Real Estate Owned, net	(60)	2,603	99	2,815
Losses on Sales and Write-downs on Bank Premises, net	—	64	—	107
Debit Card Expense	659	713	1,292	1,345
Tax Credit Amortization	615	427	1,230	854
Other Real Estate Owned Expense	141	142	182	196
Other	2,102	2,096	4,097	3,917
Total Noninterest Expense	23,410	27,759	45,921	51,364
Income Before Income Taxes	12,570	6,318	23,222	16,619
Income Tax Provision	1,792	886	3,121	1,812
Net Income	$10,778	$5,432	$20,101	$14,807

Earnings per Common Share
Basic Earnings per Common Share	$0.44	$0.21	$0.80	$0.56
Diluted Earnings per Common Share	$0.44	$0.21	$0.80	$0.56
Average Shares Outstanding – Basic & Diluted	24,490,302	26,344,104	25,111,931	26,314,943
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
Net Income	$10,778	$5,432	$20,101	$14,807
Other Comprehensive (Loss) Income:
Net Unrealized (Losses) Gains on Securities Available-for-Sale:
Net Unrealized (Losses) Gains Arising during the Period	(35,002)	8,456	(78,034)	(2,038)
Reclassification Adjustment for Gains included in Net Income	(76)	(1,499)	(52)	(5,109)
Tax Effect	7,366	(1,461)	16,398	1,501
Net Unrealized (Losses) Gains Recognized in Other Comprehensive (Loss) Income	(27,712)	5,496	(61,688)	(5,646)
Other Comprehensive (Loss) Income	(27,712)	5,496	(61,688)	(5,646)
Comprehensive (Loss) Income	$(16,934)	$10,928	$(41,587)	$9,161
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2022	$24,987	$121,045	$244,798	$(32,274)	$358,556
Net Income	—	—	10,778	—	10,778
Other Comprehensive Loss, Net of Tax	—	—	—	(27,712)	(27,712)
Repurchase of Common Stock (446,436 shares)	(447)	(7,342)	—	—	(7,789)
Forfeiture of Restricted Stock (961 shares)	(1)	1	—	—	—
Issuance of Restricted Stock (38,148 shares)	38	(38)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	309	—	—	309
Balance at June 30, 2022	$24,577	$113,975	$255,576	$(59,986)	$334,142

	Six Months Ended June 30, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	20,101	—	20,101
Other Comprehensive Loss, Net of Tax	—	—	—	(61,688)	(61,688)
Repurchase of Common Stock (1,969,593 shares)	(1,970)	(30,445)	—	—	(32,415)
Forfeiture of Restricted Stock (10,653 shares)	(11)	(145)	—	—	(156)
Issuance of Restricted Stock (126,804 shares)	127	(127)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	704	—	—	704
Balance at June 30, 2022	$24,577	$113,975	$255,576	$(59,986)	$334,142

	Three Months Ended June 30, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance March 31, 2021	$26,468	$143,582	$213,260	$4,579	$387,889
Net Income	—	—	5,432	—	5,432
Other Comprehensive Income, Net of Tax	—	—	—	5,496	5,496
Forfeitures of Restricted Stock (783 shares)	(1)	1	—	—	—
Recognition of Restricted Stock Compensation Expense	—	291	—	—	291
Balance at June 30, 2021	$26,467	$143,874	$218,692	$10,075	$399,108

	Six Months Ended June 30, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Net Income	—	—	14,807	—	14,807
Cumulative Effect for Adoption of Credit Losses	—	—	(50,726)	—	(50,726)
Other Comprehensive Loss, Net of Tax	—	—	—	(5,646)	(5,646)
Forfeiture of Restricted Stock (783 shares)	(1)	1	—	—	—
Issuance of Restricted Stock (82,490 shares)	83	(83)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	499	—	—	499
Balance at June 30, 2021	$26,467	$143,874	$218,692	$10,075	$399,108
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Thousands)	2022	2021
Net Income	$20,101	$14,807
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision for Unfunded Commitments	2,477	1,939
Origination of Loans Held-for-Sale	(4,955)	(414,780)
Proceeds From Loans Held-for-Sale	5,302	431,090
Depreciation/Amortization of Bank Premises and Equipment	2,977	3,113
Provision for Deferred Taxes	1,257	1,999
Net Amortization of Securities	3,156	1,879
Tax Credit Amortization	1,230	854
Gains on Sales of Mortgage Loans Held-for-Sale	(119)	(184)
Gains on Sales of Securities, net	(52)	(5,109)
Write-downs of Other Real Estate Owned	432	3,211
Gains on Sales of Other Real Estate Owned, Net	(333)	(396)
(Gains) Losses on Sales and Write-downs of Bank Premises	(346)	107
Commercial Loan Swap Derivative Income	(443)	(153)
Premiums on Branch Sales	—	(506)
Increase in the Value of Life Insurance Contracts	(668)	(682)
Recognition of Restricted Stock Compensation Expense	704	499
Increase in Other Assets	(2,040)	(10,678)
Decrease in Other Liabilities	(1,882)	(3,573)
Net Cash Provided By Operating Activities	26,798	23,437
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	19,777	108,300
Proceeds from Maturities, Redemptions, and Pay-downs	50,033	52,183
Purchases	(135,634)	(215,175)
Purchase of Bank Premises and Equipment, Net	(2,528)	(3,248)
Net Cash Paid in Branch Sales	—	(73,923)
Proceeds from Sales of Bank Premises and Equipment, net	408	—
Redemption of Federal Home Loan Bank Stock, net	285	1,878
Loan (Originations) and Payments, net	(186,133)	28,891
Payments Received on Other Real Estate Owned	215	230
Proceeds from Sales and Payments of Other Real Estate Owned	3,718	3,440
Net Cash Used In Investing Activities	(249,859)	(97,424)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	138,772	217,745
Decrease in Certificates of Deposits	(83,855)	(164,049)
Payments on Federal Home Loan Bank Borrowings, net	(7,000)	(5,000)
Repurchase of Common Stock	(32,415)	—
Net Cash Provided by Financing Activities	15,502	48,696
Net Decrease in Cash and Cash Equivalents	(207,559)	(25,291)
Cash and Cash Equivalents at Beginning of Period	277,799	241,942
Cash and Cash Equivalents at End of Period	$70,240	$216,651

SUPPLEMENTARY DATA
Cash Interest Paid	$9,040	$12,759
Cash Paid for Income Taxes	333	820
Transfer from Fixed Assets to Other Real Estate Owned	1,584	12,013
Security (Purchases) Settled in Subsequent Period	—	(14,084)
Right-of-use Asset Recorded in Exchange for Lease Liabilities	2,879	2,027
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
Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”), on March 11, 2022. In management’s opinion, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative to the results of operations that may be expected for a full year or any future period.
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
Accounting Standards Adopted in 2022
In March 2022, the FASB issued ASU No. 2022-02, which eliminates the troubled debt restructuring (TDR) accounting model for creditors that have adopted Topic 326, “Financial Instruments - Credit Losses.” Due to the removal of the TDR accounting model, all loan modifications were evaluated to determine if they resulted in a new loan or a continuation of the existing loan. The amendments in this ASU also required that entities disclose current-period gross charge-offs by year of origination for loans and leases. The amendments in this ASU are effective January 1, 2023, with early adoption permitted. The Company evaluated the impact of the updated guidance on its Consolidated Financial Statements and elected to early adopt the amendments in this ASU on April 1, 2022 on a prospective basis, effective dated as of January 1, 2022. This change did not have a material effect on our consolidated financial statements. Refer to Note 4, Loans and Loans Held-For-Sale for disclosures for debtors experiencing financial difficulty and Note 5, Allowance for Credit Losses for vintage disclosures related to gross charge-offs by loan segment by year of origination, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information on the adoption of these amendments.
Allowance for Credit Losses Policy
The adoption of CECL accounting did not result in a significant change to any other credit risk management and monitoring process, including identification of past due or delinquent borrowers, nonaccrual practices, assessment of restructured loans or charge-off policy.
The Company’s methodology for estimating the ACL includes:
Segmentation. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly through economic cycles.
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
Quantitative Analysis. The Company elected to use Discounted Cash Flow (“DCF”) for quantitative analysis that are part of the Company’s ACL methodology. Economic forecasts include but are not limited to unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long-term average and are utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
Qualitative Analysis. Based on management’s review and analysis of internal, external and model risks, management may adjust the model output following the quantitative analysis. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective.
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the prior model. With the adoption of CECL management elected to evaluate certain loans based on shared but unique risk attributes. The loans included in the Other segment of the model were underwritten and approved based on standards that are inconsistent with our current underwriting standards. The model for the Other segment was developed with subjective assumptions that may cause volatility driven by the following key factors: prepayment speeds, timing of contractual payments, discount rate, as well as other factors. The discount rate is reflective of the inherent risk in the Other segment. A substantial change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively makes adjustments as needed. The analysis applied to this pool resulted in an allowance of $51.3 million upon adoption and is disclosed in the Other segment line item.
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
Loan Restructurings: In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a restructured loan. Management strives to identify borrowers in financial difficulty early and work with them to modify their

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
loan to more affordable terms before their loan reaches nonaccrual status. These modified terms that result in a direct change in the timing or amount of contractual cash flows have historically included interest only periods, extended amortization periods beyond what management would typically offer for a similar loan or a below market interest rate when compared to management's underwriting standards for a similar loan type. These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest, management measures any impairment on the restructuring as noted above for loans experiencing financial difficulty.
Accounting Standards Issued but Not Yet Adopted
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
As of June 30, 2022, approximately 14.3% of our loan portfolio consists of loans whose variable rate index is LIBOR. We ceased originating new LIBOR based variable rate loans by December 31, 2021 per the ARRC’s guidance.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, except share and per share data)	2022	2021	2022	2021
Numerator for Earnings per Share – Basic and Diluted
Net Income	$10,778	$5,432	$20,101	$14,807
Less: Income allocated to participating shares	69	25	110	69
Net Income Allocated to Common Shareholders - Basic & Diluted	$10,709	$5,407	$19,991	$14,738

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	24,647,543	26,466,922	25,250,413	26,437,761
Less: Average Participating Securities	157,241	122,818	138,482	122,818
Weighted Average Common Shares Outstanding - Basic & Diluted	24,490,302	26,344,104	25,111,931	26,314,943

Earnings per Common Share – Basic	$0.44	$0.21	$0.80	$0.56
Earnings per Common Share – Diluted	$0.44	$0.21	$0.80	$0.56
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	June 30, 2022
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,281	$—	$(1,006)	$18,275
U.S. Government Agency Securities	3,504	—	(424)	3,080
Residential Mortgage-Backed Securities	120,022	2	(9,587)	110,437
Commercial Mortgage-Backed Securities	40,980	188	(817)	40,351
Asset Backed Securities	85,390	—	(2,957)	82,433
Collateralized Mortgage Obligations	304,003	7	(19,785)	284,225
Small Business Administration	53,365	414	(82)	53,697
States and Political Subdivisions	282,671	1	(37,567)	245,105
Corporate Notes	73,750	—	(4,319)	69,431
Total Debt Securities	$982,966	$612	$(76,544)	$907,034

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2021
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$4,442	$—	$(29)	$4,413
U.S. Government Agency Securities	3,475	3	—	3,478
Residential Mortgage-Backed Securities	112,118	76	(2,181)	110,013
Commercial Mortgage-Backed Securities	4,155	53	(40)	4,168
Asset Backed Securities	82,119	49	(305)	81,863
Collateralized Mortgage Obligations	287,734	2,190	(2,310)	287,614
Small Business Administration	108,643	879	(608)	108,914
States and Political Subdivisions	257,810	6,344	(1,952)	262,202
Corporate Notes	59,750	375	(390)	59,735
Total Debt Securities	$920,246	$9,969	$(7,815)	$922,400
The Company did not have securities classified as held-to-maturity at June 30, 2022 or December 31, 2021.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
Proceeds from Sales of Securities Available-for-Sale	$14,856	$43,430	$19,777	$108,300

Gross Realized Gains	$208	$1,565	$208	$5,194
Gross Realized Losses	(132)	(66)	(156)	(85)
Net Realized Gains	76	1,499	52	5,109
Tax Impact	$16	$318	$11	$1,076
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

	June 30, 2022
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$195	$195
Due after One Year through Five Years	18,382	17,788
Due after Five Years through Ten Years	217,046	202,492
Due after Ten Years	196,948	169,113
Residential Mortgage-Backed Securities	120,022	110,437
Commercial Mortgage-Backed Securities	40,980	40,351
Collateralized Mortgage Obligations	304,003	284,225
Asset Backed Securities	85,390	82,433
Total Debt Securities	$982,966	$907,034
At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $178.5 million at June 30, 2022 and $178.6 million at December 31, 2021.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	5	$18,275	$(1,006)	—	$—	$—	5	$18,275	$(1,006)
U.S. Government Agency Securities	2	3,080	(424)	—	—	—	2	3,080	(424)
Residential Mortgage-Backed Securities	28	73,800	(5,405)	15	36,393	(4,182)	43	110,193	(9,587)
Commercial Mortgage-Backed Securities	6	10,836	(517)	50	15,576	(300)	56	26,412	(817)
Asset Backed Securities	20	48,011	(1,716)	15	32,422	(1,241)	35	80,433	(2,957)
Collateralized Mortgage Obligations	90	232,098	(16,991)	22	49,584	(2,794)	112	281,682	(19,785)
Small Business Administration	9	15,940	(51)	3	4,095	(31)	12	20,035	(82)
States and Political Subdivisions	150	232,157	(34,607)	13	12,052	(2,960)	163	244,209	(37,567)
Corporate Notes	21	67,016	(4,235)	1	2,416	(84)	22	69,432	(4,319)
Total Debt Securities	331	$701,213	$(64,952)	119	$152,538	$(11,592)	450	$853,751	$(76,544)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	2	$4,413	$(29)	—	$—	$—	2	$4,413	$(29)
U.S. Government Agency Securities	1	1,733	—	—	—	—	1	1,733	—
Residential Mortgage-Backed Securities	30	95,749	(2,030)	7	8,706	(151)	37	104,455	(2,181)
Commercial Mortgage-Backed Securities	1	1,987	(40)	—	—	—	1	1,987	(40)
Asset Backed Securities	17	44,095	(129)	10	21,895	(176)	27	65,990	(305)
Collateralized Mortgage Obligations	50	157,630	(1,945)	11	24,849	(365)	61	182,479	(2,310)
Small Business Administration	11	18,813	(235)	53	19,630	(373)	64	38,443	(608)
States and Political Subdivisions	56	88,746	(1,503)	8	7,874	(449)	64	96,620	(1,952)
Corporate Notes	10	29,683	(317)	1	2,427	(73)	11	32,110	(390)
Total Debt Securities	178	$442,849	$(6,228)	90	$85,381	$(1,587)	268	$528,230	$(7,815)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an allowance for credit losses (“ACL”) on its investment securities during the quarter ended June 30, 2022 as the Company did not have securities classified as held-to-maturity at June 30, 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of June 30, 2022, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date.

As of June 30, 2022, management believes the unrealized losses detailed in the table above are not related to credit and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the credit related impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three and six months ended June 30, 2022 and 2021, the Company had no credit related net investment impairment losses.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Commercial
Commercial Real Estate	$1,389,117	$1,323,252
Commercial and Industrial	336,477	345,376
Total Commercial Loans	1,725,594	1,668,628
Consumer
Residential Mortgages	559,313	457,988
Other Consumer	48,033	44,666
Total Consumer Loans	607,346	502,654
Construction	322,731	282,947
Other	342,225	357,900
Total Portfolio Loans	$2,997,896	$2,812,129
Loans Held-for-Sale	—	228
Total Loans	$2,997,896	$2,812,357
Loan Restructurings
On April 1, 2022, the Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2022, which eliminates the recognition and measurement of troubled debt restructurings (TDRs). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the above. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.
A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis if the commitment is $1.0 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan. For a discussion with respect to reserve calculations regarding individually evaluated loans refer to the “Nonrecurring Loans” section in Note 6, Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
The following table shows the amortized cost basis as of June 30, 2022 and December 31, 2021 for the loans restructured to borrowers experiencing financial difficulty, disaggregated by class of financing receivables:

	Restructured Loans
	June 30, 2022			December 31, 2021
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	1	14	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	5	78,022	21.80%
Total Accruing Restructured Loans	—	$—	—%	6	$78,036	21.80%

Nonaccrual Restructured Loans
Commercial Real Estate	1	$300	0.02%	1	$2,742	0.21%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	1	808	0.29%
Other	—	—	—%	—	—	—%
Total Nonaccrual Restructured Loans	1	$300	0.02%	2	$3,550	0.23%
Total Restructured Loans	1	$300	0.02%	8	$81,586	20.86%
(1)Excludes accrued interest receivable of $2.9 thousand at June 30, 2022 and $0.5 million at December 31, 2021.
In the first quarter of 2022 the Bank recognized a loan modification of a commercial real estate loan as a restructured loan. The borrower’s objective was to redevelop the property for a purpose that temporarily lacks feasibility due to the COVID-19 pandemic. In the interim the property is leased, albeit at a lower rate than originally forecasted. The Bank reduced the regularly scheduled principal and interest payments to accommodate the rental income until the property can be redeveloped. This loan is not considered significant and is included in the Bank’s ACL model in the general pool of the CRE segment for reserve purposes.
For the year ended December 31, 2021 the Bank modified six loans to borrowers experiencing financial difficulty. Of these six accruing loans, five are related through common guarantors. The Bank improved economic terms, improved collateral position via cross collateralization and actually shortened the maturity of these loans in connection with a global workout agreement. Payment terms include interest only, there were no modifications to the original rate. These loans are included in the Bank’s ACL model in the “Other” segment for reserve purposes.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the six months ended June 30, 2022:

Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Accruing Restructured Loans
Commercial Real Estate	$—	$—	$—
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	—	—	—
Total Accruing Restructured Loans	$—	$—	$—

Nonaccrual Restructured Loans
Commercial Real Estate	$300	$—	$—
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	—	—	—
Total Nonaccrual Restructured Loans	$300	$—	$—
Total Restructured Loans(1)	$300	$—	$—
(1)Excludes accrued interest receivable of $2.9 thousand at June 30, 2022.
As of June 30, 2022, the Company had no commitments to lend any additional funds on restructured loans. As of June 30, 2022 the Company had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of June 30, 2022 and December 31, 2021, the Company had $1.0 million and $0.3 million, respectively, of residential real estate loans in the process of foreclosure. We also had $24.0 thousand at June 30, 2022 and $62.0 thousand at December 31, 2021 in residential real estate loans included in OREO.
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Company’s financial instruments over the life of those instruments as of the balance sheet date. The Company develops and documents a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) C&I, 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The segmentation in the current expected credit losses (“CECL”) model is different from the segmentation in the Incurred Loss model. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
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
The Company’s internally assigned grades are as follows:
Pass – The Company uses six grades of pass, including its watch rating. Generally, a pass rating indicates that the loan is currently performing and is of high quality.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	June 30, 2022
	Risk Rating
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial Real Estate
Pass	$201,249	$178,791	$152,964	$173,805	$240,312	$394,640	$31,059	$1,372,820
Special Mention	—	223	—	—	10,018	2,720	—	12,961
Substandard	—	—	—	300	2,668	368	—	3,336
Total Commercial Real Estate	$201,249	$179,014	$152,964	$174,105	$252,998	$397,728	$31,059	$1,389,117
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$21,454	$50,526	$44,896	$10,827	$30,823	$158,283	$11,650	$328,459
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	56	—	69	4,954	2,800	139	8,018
Total Commercial and Industrial	$21,454	$50,582	$44,896	$10,896	$35,777	$161,083	$11,789	$336,477
YTD Gross Charge-offs	$—	$—	$—	$—	$22	$—	$—	$22

Residential Mortgages
Pass	$107,475	$172,332	$83,199	$54,059	$73,812	$44,230	$19,923	$555,030
Special Mention	—	—	—	—	434	536	—	970
Substandard	—	—	—	1,000	645	1,668	—	3,313
Total Residential Mortgages	$107,475	$172,332	$83,199	$55,059	$74,891	$46,434	$19,923	$559,313
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$23	$—	$23

Other Consumer
Pass	$6,963	$6,784	$8,411	$484	$277	$24,696	$349	$47,964
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	37	2	3	3	24	—	69
Total Other Consumer	$6,963	$6,821	$8,413	$487	$280	$24,720	$349	$48,033
YTD Gross Charge-offs	$34	$297	$184	$225	$26	$60	$—	$826

Construction
Pass	$51,136	$141,951	$68,062	$11,531	$20,843	$17,849	$10,176	$321,548
Special Mention	—	—	—	—	—	73	—	73
Substandard	—	—	136	—	94	880	—	1,110
Total Construction	$51,136	$141,951	$68,198	$11,531	$20,937	$18,802	$10,176	$322,731
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$—	$—	$—	$—	$—	$180,792	$—	$180,792
Special Mention	—	—	—	—	—	3,185	—	3,185
Substandard	—	—	—	—	87,329	70,919	—	158,248
Total Other Loans	$—	$—	$—	$—	$87,329	$254,896	$—	$342,225
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$388,277	$550,384	$357,532	$250,706	$366,067	$820,490	$73,157	$2,806,613
Special Mention	—	223	—	—	10,452	6,514	—	17,189
Substandard	—	93	138	1,372	95,693	76,659	139	174,094
Total Portfolio Loans	$388,277	$550,700	$357,670	$252,078	$472,212	$903,663	$73,296	$2,997,896
Current YTD Period:
YTD Gross Charge-offs	$34	$297	$184	$225	$48	$83	$—	$871

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2021
	Risk Rating
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Pass	$195,441	$165,100	$215,575	$292,857	$115,024	$292,197	$38,382	$1,314,576
Special Mention	229	—	—	—	4,205	826	—	5,260
Substandard	—	—	314	2,742	215	145	—	3,416
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
YTD Gross Charge-offs	$—	$—	$10,471	$1,424	$6,577	$1,190	$—	$19,662

Commercial and Industrial
Pass	$55,173	$50,087	$15,648	$38,298	$23,575	$150,656	$3,857	$337,294
Special Mention	—	—	—	8	—	—	—	8
Substandard	14	—	308	4,815	2,798	—	139	8,074
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
YTD Gross Charge-offs	$—	$109	$261	$3	$—	$1	$—	$374

Residential Mortgages
Pass	$155,892	$91,023	$63,682	$73,333	$8,640	$48,087	$13,237	$453,894
Special Mention	—	—	—	—	—	553	—	553
Substandard	—	—	1,008	743	188	1,602	—	3,541
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
YTD Gross Charge-offs	$—	$—	$—	$172	$—	$101	$—	$273

Other Consumer
Pass	$9,353	$10,199	$979	$450	$186	$23,048	$339	$44,554
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	3	11	57	30	—	—	112
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
YTD Gross Charge-offs	$152	$661	$905	$247	$170	$121	$—	$2,256

Construction
Pass	$140,639	$82,523	$24,336	$9,739	$5,328	$3,407	$15,269	$281,241
Special Mention	—	—	175	—	—	429	—	604
Substandard	—	107	809	95	—	91	—	1,102
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
YTD Gross Charge-offs	$—	$—	$1,859	$—	$—	$—	$—	$1,859

Other
Pass	$—	$—	$—	$—	$122,848	$62,399	$—	$185,247
Special Mention	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	—	87,329	40,882	41,161	—	169,372
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$556,498	$398,932	$320,220	$414,677	$275,601	$579,794	$71,084	$2,616,806
Special Mention	229	—	175	8	4,205	5,089	—	9,706
Substandard	25	110	2,450	95,781	44,113	42,999	139	185,617
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129
Current YTD Period:
YTD Gross Charge-offs	$152	$770	$13,496	$1,846	$6,747	$1,413	$—	$24,424

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented.

	June 30, 2022
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total
Commercial Real Estate
Performing	$201,249	$179,014	$152,964	$173,804	$250,330	$397,439	$31,059	$1,385,859
Nonperforming	—	—	—	301	2,668	289	—	3,258
Total Commercial Real Estate	$201,249	$179,014	$152,964	$174,105	$252,998	$397,728	$31,059	$1,389,117
Commercial and Industrial
Performing	$21,454	$50,536	$44,896	$10,827	$30,823	$161,081	$11,650	$331,267
Nonperforming	—	46	—	69	4,954	2	139	5,210
Total Commercial and Industrial	$21,454	$50,582	$44,896	$10,896	$35,777	$161,083	$11,789	$336,477
Residential Mortgages
Performing	$107,475	$172,332	$83,199	$54,059	$74,474	$45,296	$19,923	$556,758
Nonperforming	—	—	—	1,000	417	1,138	—	2,555
Total Residential Mortgages	$107,475	$172,332	$83,199	$55,059	$74,891	$46,434	$19,923	$559,313
Other Consumer
Performing	$6,963	$6,821	$8,411	$487	$277	$24,719	$349	$48,027
Nonperforming	—	—	2	—	3	1	—	6
Total Other Consumer	$6,963	$6,821	$8,413	$487	$280	$24,720	$349	$48,033
Construction
Performing	$51,136	$141,951	$68,062	$11,531	$20,937	$17,938	$10,176	$321,731
Nonperforming	—	—	136	—	—	864	—	1,000
Total Construction	$51,136	$141,951	$68,198	$11,531	$20,937	$18,802	$10,176	$322,731
Other
Performing	$—	$—	$—	$—	$87,329	$254,896	$—	$342,225
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$87,329	$254,896	$—	$342,225
Total Portfolio Loans
Performing	$388,277	$550,654	$357,532	$250,708	$464,170	$901,369	$73,157	$2,985,867
Nonperforming	—	46	138	1,370	8,042	2,294	139	12,029
Total Portfolio Loans	$388,277	$550,700	$357,670	$252,078	$472,212	$903,663	$73,296	$2,997,896

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2021
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total
Commercial Real Estate
Performing	$195,670	$165,100	$215,575	$292,857	$119,229	$293,102	$38,382	$1,319,915
Nonperforming	—	—	314	2,742	215	66	—	3,337
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
Commercial and Industrial
Performing	$55,187	$50,087	$15,648	$43,117	$26,373	$150,656	$3,857	$344,925
Nonperforming	—	—	308	4	—	—	139	451
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
Residential Mortgages
Performing	$155,892	$91,023	$63,682	$73,564	$8,640	$49,399	$13,237	$455,437
Nonperforming	—	—	1,008	512	188	843	—	2,551
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
Other Consumer
Performing	$9,364	$10,202	$979	$450	$211	$23,048	$339	$44,593
Nonperforming	—	—	11	57	5	—	—	73
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
Construction
Performing	$140,639	$82,523	$24,511	$9,834	$5,328	$3,858	$15,269	$281,962
Nonperforming	—	107	809	—	—	69	—	985
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
Other
Performing	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Total Portfolio Loans
Performing	$556,752	$398,935	$320,395	$507,151	$323,511	$626,904	$71,084	$2,804,732
Nonperforming	—	107	2,450	3,315	408	978	139	7,397
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	June 30, 2022
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,385,239	$620	$—	$620	$3,258	$1,389,117
Commercial and Industrial	331,236	26	5	31	5,210	336,477
Residential Mortgages	555,190	1,568	—	1,568	2,555	559,313
Other Consumer	47,776	139	112	251	6	48,033
Construction	321,643	88	—	88	1,000	322,731
Other	342,225	—	—	—	—	342,225
Total	$2,983,309	$2,441	$117	$2,558	$12,029	$2,997,896

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
There were no loans past due 90 days or more and still accruing at June 30, 2022 and December 31, 2021. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days or more and still accruing increased $0.9 million to $2.6 million at June 30, 2022 compared to $1.7 million at December 31, 2021.
There were no nonaccrual or past due loans related to loans held-for-sale at June 30, 2022 or December 31, 2021.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by class of loan for the periods presented.

	June 30, 2022
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$3,337	$3,258	$—	$—
Commercial and Industrial	451	5,210	—	—
Residential Mortgages	2,551	2,555	—	—
Other Consumer	73	6	—	—
Construction	985	1,000	—	—
Other	—	—	—	—
Total Portfolio Loans	$7,397	$12,029	$—	$—

	As of and for the	December 31, 2021
(Dollars in Thousands)		Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate		$21,891	$3,337	$—	$—
Commercial and Industrial		456	451	—	—
Residential Mortgages		4,135	2,551	—	—
Other Consumer		184	73	—	—
Construction		5,331	985	808	—
Other		—	—	—	—
Total Portfolio Loans		$31,997	$7,397	$808	$—
A loan is considered to be experiencing financial difficulty when it is transferred to nonaccrual status. Loans experiencing financial difficulty with a commitment of $1.0 million or more are individually evaluated. During the three and six months ended June 30, 2022 and the twelve months ended December 31, 2021, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss on loans or a reversal of the provision for credit loss on loans in the period of change.

	Type of Collateral
	June 30, 2022	December 31, 2021
(Dollars in Thousands)	Real Estate	Real Estate
Commercial Real Estate	$2,668	$2,742
Commercial and Industrial	—	—
Residential Mortgages	—	—
Other Consumer	—	—
Construction	—	808
Other	—	—
Total	$2,668	$3,550
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,518	$3,583	$4,520	$1,470	$7,554	$61,731	$96,376
Provision for Credit Losses on Loans	290	2,127	545	526	(722)	(952)	1,814
Charge-offs	—	(22)	(6)	(391)	—	—	(419)
Recoveries	—	—	96	114	—	—	210
Net (Charge-offs) / Recoveries	—	(22)	90	(277)	—	—	(209)
Balance at End of Period	$17,808	$5,688	$5,155	$1,719	$6,832	$60,779	$97,981

	Six Months Ended June 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision for Credit Losses on Loans	511	1,598	714	829	(256)	(952)	2,444
Charge-offs	—	(22)	(23)	(826)	—	—	(871)
Recoveries	—	1	96	223	149	—	469
Net (Charge-offs) / Recoveries	—	(21)	73	(603)	149	—	(402)
Balance at End of Period	$17,808	$5,688	$5,155	$1,719	$6,832	$60,779	$97,981

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	Three Months Ended June 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$42,342	$4,905	$5,171	$1,347	$7,106	$56,001	$116,872
Provision for Credit Losses on Loans	(6,103)	(185)	217	269	1,039	5,730	967
Charge-offs	(8,238)	(7)	(22)	(539)	—	—	(8,806)
Recoveries	140	1	1	144	—	—	286
Net (Charge-offs) / Recoveries	(8,098)	(6)	(21)	(395)	—	—	(8,520)
Balance at End of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319

	Six Months Ended June 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$36,428	$5,064	$2,099	$2,479	$8,004	$—	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	$61,642
Provision for Credit Losses on Loans	(6,776)	(1,723)	(38)	747	160	10,454	2,824
Charge-offs	(8,238)	(8)	(217)	(1,409)	—	—	(9,872)
Recoveries	140	2	167	281	61	—	651
Net (Charge-offs) / Recoveries	(8,098)	(6)	(50)	(1,128)	61	—	(9,221)
Balance at End of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319
The adoption of ASU 2016-13 resulted in an increase to our ACL of $61.6 million on January 1, 2021 and $2.9 million related to the life-of-loss reserve on unfunded loan commitments. The increase primarily included an expected credit loss of $51.3 million established based on a modified discounted cash flow method on expected cash flow changes in the future for the Other segment.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS
We use fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, individually evaluated loans, OREO, and certain other assets.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At June 30, 2022 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)

Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	June 30, 2022
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$18,275	$18,275	$—	$—
U.S. Government Agency Securities	3,080	—	3,080	—
Residential Mortgage-Backed Securities	110,437	—	110,437	—
Commercial Mortgage-Backed Securities	40,351	—	40,351	—
Asset Backed Securities	82,433	4,996	77,437	—
Collateralized Mortgage Obligations	284,225	2,543	281,682	—
Small Business Administration	53,697	—	53,697	—
States and Political Subdivisions	245,105	—	245,105	—
Corporate Notes	69,431	—	58,440	10,991
Total Securities Available-for-Sale	907,034	25,814	870,229	10,991
Derivatives	17,854	—	17,854	—
Total	$924,888	$25,814	$888,083	$10,991

Liabilities
Derivatives	$17,585	$—	$17,585	$—
Total	$17,585	$—	$17,585	$—

	December 31, 2021
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$4,413	$4,413	$—	$—
U.S. Government Agency Securities	3,478	—	3,478	—
Residential Mortgage-Backed Securities	110,013	—	110,013	—
Commercial Mortgage-Backed Securities	4,168	—	4,168	—
Asset Backed Securities	81,863	—	81,863	—
Collateralized Mortgage Obligations	287,614	—	287,614	—
Small Business Administration	108,914	—	108,914	—
States and Political Subdivisions	262,202	—	262,202	—
Corporate Notes	59,735	—	51,177	8,558
Total Securities Available-for-Sale	922,400	4,413	909,429	8,558
Derivatives	3,508	—	3,508	—
Total	$925,908	$4,413	$912,937	$8,558

Liabilities
Derivatives	$3,682	$—	$3,682	$—
Total	$3,682	$—	$3,682	$—
We have invested in subordinated debt of other financial institutions. We have three securities totaling $11.0 million that are considered to be Level 3 securities at June 30, 2022 and two totaling $8.6 million at December 31, 2021. The change in the fair value of Level 3 securities available-for-sale from $8.6 million at December 31, 2021 to $11.0 million at June 30, 2022 is attributable to a change in the fair value level of an existing security in the amount of $2.9 million, offset by the change in calculated fair value of $0.4 million. The existing security was previously valued by an independent third party based upon a trade desktop evaluation, but is now performed internally using the same approach applied to the other Level 3 securities. The

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)

Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	June 30, 2022
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$8,432	$8,432
Individually Evaluated Loans	$—	$—	$4,144	$4,144

	December 31, 2021
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$10,916	$10,916
Individually Evaluated Loans	$—	$—	$1,777	$1,777
Individually evaluated loans had a net carrying amount of $4.1 million at June 30, 2022 with a valuation allowance of $3.5 million. Individually evaluated loans had a net carrying amount of $1.8 million at December 31, 2021 with a valuation allowance of $1.0 million.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $8.4 million as of June 30, 2022, compared with $10.9 million at December 31, 2021. We had $0.4 million write-downs recorded on OREO for the six months ended June 30, 2022 and $3.2 million for the same period in 2021.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	June 30, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$1,777	Discounted Appraisals	Management's Discount & Estimated Selling Costs	53.0%	53.0%
Individually Evaluated Loans	2,367	Estimated Enterprise Value	Pending Sales agreements from Potential Buyers	8.3%	8.3%
Total Individually Evaluated Loans	$4,144

OREO	$7,420	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	190	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	822	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs	5.1% – 50.7%	26.0%
Total OREO	$8,432

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	1,777	Discounted Appraisals	Management's Discount & Estimated Selling Costs	53.0%	53.0%
Total Individually Evaluated Loans	$1,777

OREO	$9,946	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	190	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	780	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	5.0% - 50.7%	20.3%
Total OREO	$10,916

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
The carrying values and estimated fair values of our financial instruments at June 30, 2022 and December 31, 2021 are presented in the following tables. Fair values for June 30, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at June 30, 2022
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$70,240	$43,194	$27,046	$—	$70,240
Securities Available-for-Sale	907,034	25,814	870,229	10,991	907,034
Loans Held-for-Sale	—	—	—	—	—
Portfolio Loans, net	2,899,915	—	—	2,871,562	2,871,562
Federal Home Loan Bank Stock, at Cost	2,067	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,854	—	17,854	—	17,854
Accrued Interest Receivable	17,139	89	3,994	13,056	17,139

Financial Liabilities:
Deposits	$3,753,393	$704,323	$1,788,607	$1,283,819	$3,776,749
Other Liabilities- Interest Rate Derivatives	17,585	—	17,585	—	17,585
FHLB Borrowings	—	—	—	—	—
Accrued Interest Payable	1,296	—	—	1,296	1,296

		Fair Value Measurements at December 31, 2021
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$277,799	$36,698	$241,101	$—	$277,799
Securities Available-for-Sale	922,400	4,413	909,429	8,558	922,400
Loans Held-for-Sale	228	—	—	228	228
Portfolio Loans, net	2,716,190	—	—	2,689,578	2,689,578
Federal Home Loan Bank Stock, at Cost	2,352	—	—	NA	NA
Other Assets- Interest Rate Derivatives	3,508	—	3,508	—	3,508
Accrued Interest Receivable	17,178	17	3,462	13,699	17,178

Financial Liabilities:
Deposits	$3,698,476	$747,909	$1,606,249	$1,369,228	$3,723,386
Other Liabilities- Interest Rate Derivatives	3,682	—	3,682	—	3,682
FHLB Borrowings	7,000	—	—	7,035	7,035
Accrued Interest Payable	1,378	—	—	1,378	1,378

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Value of Derivative Assets (Included in Other Assets)
	June 30, 2022			December 31, 2021
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	5	$705	$18	—	$—	$—
Interest Rate Swap Contracts – Commercial Loans	64	444,302	17,836	66	446,490	3,508
Total Derivatives not Designated as Hedging Instruments	69	$445,007	$17,854	66	$446,490	$3,508

	Fair Value of Derivative Liabilities (Included in Other Liabilities)
	June 30, 2022			December 31, 2021
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	5	$705	$18	—	$—	$—
Interest Rate Swap Contracts – Commercial Loans	64	444,302	17,567	66	446,490	3,682
Total Derivatives not Designated as Hedging Instruments	69	$445,007	$17,585	66	$446,490	$3,682

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income (loss) recognized on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$14	$2	$18	$2
Forward Sale Contracts – Mortgage Loans	(14)	(2)	(18)	(2)
Interest Rate Swap Contracts – Commercial Loans	139	(276)	443	153
Total Derivative Income (Loss)	$139	$(276)	$443	$153
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(Dollars in Thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$17,836	$3,508	$17,567	$3,682
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	17,836	3,508	17,567	3,682
Gross Amounts Not Offset (1)	—	—	—	(4,080)
Net Amount	$17,836	$3,508	$17,567	$(398)
(1)Amounts represent collateral posted for the periods presented.
NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS
Borrowings serve as an additional source of liquidity for the Company. The Company had no Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2022 and $7.0 million at December 31, 2021. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Total loans pledged as collateral were $1.2 billion at June 30, 2022 and $1.1 billion at December 31, 2021. There were no securities available-for-sale pledged as collateral at both June 30, 2022 and December 31, 2021. The Company continues to methodically pledge additional eligible loans and expect continued progress in additional pledging throughout the year. The Company is eligible to borrow up to an additional $773.6 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25.0% of the Company’s assets, as of June 30, 2022. The Company had the capacity to borrow up to an additional $667.3 million from the FHLB at December 31, 2021.
The following table represents the balance of long-term borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Long-term Borrowings	$—	$7,000
Weighted Average Interest Rate	—%	1.61%
During the year ended December 31, 2021 the Company prepaid four FHLB advances totaling $28.0 million with a weighted average cost to borrow of 1.0%. One FHLB advance totaling $3.0 million was repaid at maturity in the fourth quarter of 2021. The remaining FHLB advances totaling $25.0 million were repaid ahead of their scheduled maturity date and had unamortized prepayment fees related to the early repayment of the borrowings totaling $43 thousand at December 31, 2021. The FHLB borrowing of $7.0 million was prepaid in January 2022 outside of its scheduled maturity and had unamortized prepayment fees related to the early repayment of the borrowing of $18 thousand.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented 61.3% and 55.3%, of the commitments to extend credit at June 30, 2022 and December 31, 2021, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Commitments to Extend Credit	$504,476	$513,482
Standby Letters of Credit	25,885	27,083
Total	$530,361	$540,565
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at Beginning of Period	$1,547	$2,770	$1,783	$144
Impact of Adopting ASU 2016-13	—	—	—	2,908
Balance after Adoption of ASU 2016-13	$1,547	$2,770	$1,783	$3,052
Provision (Recovery) for Unfunded Commitments	269	(603)	33	(885)
Total	$1,816	$2,167	$1,816	$2,167
Amounts are added to the provision for unfunded commitments through a charge to current earnings in the provision for unfunded commitments. An expense of $0.3 million was recorded during the period for the provision for unfunded commitments, which resulted in an increase of $0.9 million for both the three and six months ended June 30, 2022 compared to the release of $0.6 million and $0.9 million for the same periods in 2021.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – TAX EFFECTS ON OTHER COMPREHENSIVE (LOSS) I    NCOME
The following table presents the change in components of other comprehensive (loss) income for the periods presented, net of tax effects:

(Dollars in Thousands)	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net Unrealized (Losses) Gains Arising during the period	$(35,002)	$7,350	$(27,652)	$8,456	$(1,776)	$6,680
Reclassification Adjustment for Gains included in Net Income	(76)	16	(60)	(1,499)	315	(1,184)
Other Comprehensive (Loss) Income	$(35,078)	$7,366	$(27,712)	$6,957	$(1,461)	$5,496

(Dollars in Thousands)	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Losses Arising during the period	$(78,034)	$16,387	$(61,647)	$(2,038)	$428	$(1,610)
Reclassification Adjustment for Gains included in Net Income	(52)	11	(41)	(5,109)	1,073	(4,036)
Other Comprehensive Loss	$(78,086)	$16,398	$(61,688)	$(7,147)	$1,501	$(5,646)
NOTE 11 – STOCK REPURCHASE PLAN
On June 28, 2022, the Company announced that the Board of Directors (“Board”) authorized a common stock repurchase program to purchase an additional 750,000 shares of its common stock in open market transactions, at prices that are accretive to continuing shareholders in the aggregate over a period of 12 months, subject to the non-objection letter from the Federal Reserve Bank of Richmond, which was received on July 26, 2022.
On December 13, 2021, the Company announced that its Board authorized, effective December 10, 2021, a common stock repurchase program to purchase up to 2,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months. During the six months ended June 30, 2022, 1,969,593 shares of common stock had been repurchased under this program at a total cost of $32.4 million, or an average price of $16.46 per share. During the year ended December 31, 2021 the Company repurchased 30,407 shares of common stock at a total cost of $0.5 million, or an average price of $15.22 per share. As of April 28, 2022, the repurchase program to purchase up to 2,000,000 shares of the Company’s common stock was fully executed.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is intended to help the reader understand our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and six month periods ended June 30, 2022 and June 30, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
•Important Note Regarding Forward-Looking Statements
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Estimates
•Overview
•Results of Operations and Financial Condition
•Earnings Summary
•Liquidity and Capital Resources
•Regulatory Capital Requirements
•Contractual Obligations
•Off-Balance Sheet Arrangements
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may. Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements related to current and future market conditions and interest rates, the COVID-19 pandemic and its potential additional impact on the Company, its markets and its customers, potential asset quality and net interest income developments, and the Company’s efficiency initiatives, and may otherwise relate to our financial condition, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, and other matters regarding or affecting the Company and its future business and operations. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements depending on a variety of uncertainties or other factors including, but not limited to:
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
•these potential adverse effects may include, without limitation, adverse effects on: (1) the ability of the Company's borrowers to satisfy their obligations to the Company; (2) the value of collateral securing loans; (3) the demand for the Company's loans or its other products and services; (4) incidents of cyberattacks and fraud; (4) the Company’s results of operations, liquidity or capital resources; (5) risks posed by reliance on third-party service providers; (6) other aspects of the Company's business operations; and (7) on financial markets and economic growth;
•the effect of steps the Company takes or has taken in response to the COVID-19 pandemic, the severity and duration of the COVID-19 pandemic, and the impact it has on exacerbating many of the risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2021;
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
•the outcome of pending and future litigation and governmental proceedings;
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
•deterioration of the housing market and reduced demand for mortgages; and
•deterioration in the overall macroeconomic conditions or the state of the banking industry that could impact the re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), management uses, and this quarterly report references, net interest income on a fully taxable equivalent, or (“FTE”), basis, which is a non-GAAP financial measure. Management believes this measure provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of net interest income on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income on an FTE basis (non-GAAP) is reconciled to net interest income (GAAP) in the Net Interest Income section under the heading "Results of Operations and Financial Condition."
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
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2022 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.1 billion at June 30, 2022. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered bank, which operates branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
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
Highlights for the Three Months Ended June 30, 2022
•Net interest income increased $5.3 million, or 19.3%, to $32.5 million for the three months ended June 30, 2022 compared to $27.2 million for the same period in 2021 primarily due an increase of 34 basis points in earning assets due to the rising interest rate environment and a reduction of 21 basis points in funding costs;
•The provision for credit losses increased to $1.8 million for the three months ended June 30, 2022, compared to $1.0 million for the same period in 2021;
•Total noninterest income decreased $1.6 million to $5.6 million for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to a reduction in gains on sales of securities;
•Total noninterest expense decreased $4.3 million to $23.4 million for the three months ended June 30, 2022 compared to the same period in 2021; and
•Provision for income taxes increased $0.9 million to $1.8 million for the three months ended June 30, 2022 compared to $0.9 million for the same period in 2021.
Highlights for the Six Months Ended June 30, 2022
•Net interest income increased $6.9 million, or 12.9%, to $60.7 million for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to the ongoing reduction in funding costs;
•The provision for credit losses decreased to $2.4 million for the six months ended June 30, 2022, compared to $2.8 million for the same period in 2021;
•Total noninterest income decreased $5.3 million to $10.9 million for the six months ended June 30, 2022 compared to $16.2 million for the same period in 2021 due primarily to a reduction in gains on sales of securities;
•Total noninterest expense decreased $5.4 million to $45.9 million for the six months ended June 30, 2022 compared the same period in 2021 resulting from our retail branch optimization project, higher profit sharing and reversals of vacation carryover in the first quarter of 2022 as well as lower medical costs in the first half of 2022; and
•Provision for income taxes increased $1.3 million to $3.1 million for the six months ended June 30, 2022 compared to $1.8 million for the same period in 2021.
Balance Sheet Highlights (period-end balances, June 30, 2022 compared to December 31, 2021)
•The securities portfolio decreased $15.4 million and is currently 22.0% of total assets compared to 22.3% of total assets. The decrease is due to the Company’s strategy of redeploying securities maturities into higher yielding loan growth.
•Total portfolio loans increased $185.8 million, or 13.3% on an annualized basis, primarily due to higher loan growth in the first half of 2022;
•The portfolio loans to deposit ratio was 79.9%, compared to 76.0%, as loan growth outpaced deposit growth;
•Total deposits increased $54.9 million to $3.8 billion at June 30, 2022 compared to December 31, 2021;
•The ACL to total portfolio loans ratio was 3.27% compared to 3.41%. The ACL on portfolio loans totaled $98.0 million at June 30, 2022, compared to $95.9 million with the increase driven primarily by the deterioration of one purchased syndicated C&I loan which resulted in a $2.6 million specific reserve and loan growth partially offset by a decline in the other segment due to principal pay downs;

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•During the second quarter of 2022, the Company’s Board of Directors authorized an additional common share repurchase program to purchase up to 750,000 shares of the Company’s common stock, subject to the Federal Reserve’s non-objection letter, which was received on July 26, 2022.
We reported net income of $10.8 million or $0.44 diluted earnings per share for the three months ended June 30, 2022 and $20.1 million, or $0.80 diluted earnings per share, for the six months ended June 30, 2022 compared to net income of $5.4 million, or $0.21 diluted earnings per share and $14.8 million, or $0.56 diluted earnings per share, for the same periods in 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
PERFORMANCE RATIOS	2022	2021	2022	2021
Return on Average Assets	1.04%	0.53%	0.98%	0.72%
Return on Average Shareholders’ Equity	12.51%	5.55%	10.95%	7.62%
Portfolio Loans to Deposit Ratio	79.87%	79.70%	79.87%	79.70%
Allowance for Credit Losses to Total Portfolio Loans	3.27%	3.75%	3.27%	3.75%
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
Net interest income and the net interest margin are presented on an FTE basis. The FTE basis (non-GAAP) adjusts net interest income and net interest margin for the tax benefit of income on certain tax-exempt loans and securities using the applicable federal statutory tax rate for each period (which was 21% for the periods presented) and the dividend-received deduction for equity securities. The Company believes this FTE basis presentation provides a relevant comparison between taxable and non-taxable sources of interest income. Refer to the “Explanation of Use of Non-GAAP Financial Measures” above for additional discussion regarding the non-GAAP measures used in this Quarterly Report on Form 10-Q.
Total net interest income increased $5.3 million, or 19.3% to $32.5 million and $6.9 million, or 12.9%, to $60.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. These increases were primarily due to the increase in yield on loans and securities due to the rising interest rate environment and ongoing reduction in funding costs. Net interest income, on an FTE basis (non-GAAP), increased $5.2 million, or 18.7%, to $32.8 million and $6.7 million, or 12.3% to $61.3 million for the three and six months ended June 30, 2022, respectively, compared to $27.6 million and $54.6 million for the same periods in 2021. The increases in net interest income, on an FTE basis (non-GAAP), were driven by higher interest income of $3.8 million and $3.3 million in the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, offset by lower interest expense of $1.4 million and $3.4 million in the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. Net interest margin increased 49 basis points to 3.24% and 32 basis points to 3.06% for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. Net interest margin, on an FTE basis (non-GAAP), increased 48 basis points to 3.27% and 31 basis points to 3.09% for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.
The Company continues to focus on the expansion of net interest income and the net interest margin. The second quarter and first six months of 2022 was positively impacted by an increase in the yield on loans and investment securities due to the rising interest rate environment as well as the continued decline in funding costs. The second quarter and first six months of 2022 was also positively impacted by the collection of fees and enhanced pricing on loans related to one large credit relationship. Certain of these loans may not be renewed at maturity and/or may not otherwise impact the net interest income and net interest margin as significantly in future periods.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table reconciles interest income and net interest income per the Consolidated Statements of Income to interest income on an FTE basis, net interest income on an FTE basis, and net interest margin to net interest margin on an FTE basis (non-GAAP), for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021
Interest Income (FTE)(Non-GAAP)
Interest and Dividend Income (GAAP)	$36,961	$33,094	$69,639	$66,051
Tax Equivalent Adjustment	293	386	591	848
Interest and Dividend Income (FTE) (Non-GAAP)	37,254	33,480	70,230	66,899
Average Earning Assets	$4,020,589	$3,972,574	$3,997,592	$3,956,282
Yield on Interest-earning Assets (GAAP)	3.69%	3.34%	3.51%	3.37%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	3.72%	3.38%	3.54%	3.41%

Net Interest Income (GAAP)	$32,459	$27,203	$60,681	$53,732
Tax Equivalent Adjustment	293	386	591	848
Net Interest Income (FTE) (Non-GAAP)	32,752	27,589	61,272	54,580
Average Earning Assets	$4,020,589	$3,972,574	$3,997,592	$3,956,282
Net Interest Margin (GAAP)	3.24%	2.75%	3.06%	2.74%
Net Interest Margin (FTE) (Non-GAAP)	3.27%	2.79%	3.09%	2.78%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Dollars in Thousands)	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$30,606	$61	0.80%	$190,851	$56	0.12%
Tax-Free Investment Securities(2)	33,873	237	2.81%	33,027	273	3.32%
Taxable Investment Securities	975,352	4,452	1.83%	765,286	3,138	1.64%
Total Securities	1,009,225	4,689	1.86%	798,313	3,411	1.71%
Tax-Free Loans(1)(2)	147,060	1,159	3.16%	197,393	1,565	3.18%
Taxable Loans(1)	2,831,384	31,323	4.44%	2,782,802	28,417	4.10%
Total Loans	2,978,444	32,482	4.37%	2,980,195	29,982	4.04%
Federal Home Loan Bank Stock	2,314	22	3.81%	3,215	31	3.87%
Total Interest-Earning Assets	4,020,589	$37,254	3.72%	3,972,574	$33,480	3.38%
Noninterest Earning Assets	120,540			170,885
Total Assets	$4,141,129			$4,143,459

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$487,567	$343	0.28%	$404,084	$234	0.23%
Money Market	528,211	310	0.24%	351,820	305	0.35%
Savings	735,438	189	0.10%	657,803	169	0.10%
Certificates of Deposit	1,270,569	3,570	1.13%	1,512,923	5,052	1.34%
Total Interest-Bearing Deposits	3,021,785	4,412	0.59%	2,926,630	5,760	0.79%
Federal Funds Purchased	3,033	4	0.53%	—	—	—%
Federal Home Loan Bank Borrowings	6,594	10	0.61%	30,000	91	1.22%
Other Borrowings	6,205	76	4.91%	3,514	40	4.57%
Total Borrowings	15,832	90	2.28%	33,514	131	1.57%
Total Interest-Bearing Liabilities	3,037,617	4,502	0.59%	2,960,144	5,891	0.80%
Noninterest-Bearing Liabilities	757,831			790,537
Shareholders' Equity	345,681			392,778
Total Liabilities and Shareholders' Equity	$4,141,129			$4,143,459
Net Interest Income(2)		$32,752			$27,589
Net Interest Margin(2)			3.27%			2.79%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Six Months Ended June 30, 2022			Six Months Ended	Six Months Ended June 30, 2021
(Dollars in Thousands)	Average Balance	Income/ Expense	Rate		Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$85,040	$123	0.29%		$182,835	$106	0.12%
Tax-Free Investment Securities(2)	30,246	448	2.99%		42,256	685	3.27%
Taxable Investment Securities	968,039	8,184	1.70%		736,926	6,125	1.68%
Total Securities	998,285	8,632	1.74%		779,182	6,810	1.76%
Tax-Free Loans(1)(2)	150,569	2,365	3.17%		210,132	3,353	3.22%
Taxable Loans(1)	2,761,471	59,068	4.31%		2,780,127	56,562	4.10%
Total Loans	2,912,040	61,433	4.25%		2,990,259	59,915	4.04%
Federal Home Loan Bank Stock	2,227	42	3.80%		4,006	68	3.42%
Total Interest-Earning Assets	3,997,592	$70,230	3.54%		3,956,282	$66,899	3.41%
Noninterest Earning Assets	137,661				176,553
Total Assets	$4,135,253				$4,132,835

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$475,838	$620	0.26%		$391,555	$449	0.23%
Money Market	519,298	594	0.23%		330,838	570	0.35%
Savings	720,681	367	0.10%		651,340	331	0.10%
Certificates of Deposit	1,289,578	7,230	1.13%		1,566,436	10,705	1.38%
Total Interest-Bearing Deposits	3,005,395	8,811	0.59%		2,940,169	12,055	0.83%
Federal Funds Purchased	1,525	4	0.53%		—	—	—%
Federal Home Loan Bank Borrowings	4,011	16	0.80%		31,934	187	1.18%
Other Borrowings	5,287	127	4.84%		2,914	77	5.33%
Total Borrowings	10,823	147	2.74%		34,848	264	1.53%
Total Interest-Bearing Liabilities	3,016,218	8,958	0.60%		2,975,017	12,319	0.84%
Noninterest-Bearing Liabilities	748,744				765,852
Shareholders' Equity	370,291				391,966
Total Liabilities and Shareholders' Equity	$4,135,253				$4,132,835
Net Interest Income(2)		$61,272				$54,580
Net Interest Margin(2)			3.09%				2.78%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
Interest income increased $3.9 million, or 11.7% and $3.6 million, or 5.4%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Interest income, on an FTE basis (non-GAAP), increased $3.8 million, or 11.3% and $3.3 million, or 5.0% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The change was primarily due to increases in average interest-earning assets of $48.0 million and $41.3 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, and higher interest rate yields on interest-earning assets of 34 basis points and 13 basis points for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to the rising interest rate environment in fiscal year 2022.
For the three and six months ended June 30, 2022 compared to the same periods in 2021, average interest-bearing deposits with banks decreased $160.2 million and $97.8 million, respectively, and the average rate earned increased 68 and 17 basis points, respectively, as funds were deployed into higher yielding loans and securities. Average loan balances decreased $1.8 million and $78.2 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 due to large commercial paydowns in 2021. Average Paycheck Protection Program (“PPP”) loans totaled $0.4 million as of June 30, 2022 compared to $29.8 million as of June 30, 2021 which contributed to the decline in average loan balances, as a result of the continued forgiveness on PPP loans processed by the Small Business Administration.
The average rate earned on loans increased 33 and 21 basis points for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to increased short-term interest rates during the first half of 2022. At June 30, 2022, the loan portfolio was comprised of 29.6% floating rate loans which reprice monthly, 39.5% variable rate loans that reprice at least once during the life of the loan and 30.9% fixed rate loans that do not reprice during the life of the loan.
Average investment securities increased $210.9 million and $219.1 million for the three and six months ended June 30, 2022,

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
respectively, compared to the same periods in 2021 and the average rate earned on investment securities increased 15 basis points for the three months ended June 30, 2022 and decreased two basis points for the six months ended June 30, 2022, when compared to the same periods in 2021. The change in investment securities is the result of active balance sheet management to deploy excess cash. Our portfolio has been diversified as to bond types, maturities, and interest rate structures. As of June 30, 2022, the securities portfolio was comprised of 47.4% variable rate securities with approximately 47.1% that will reprice at least once over the next 12 months. Having a significant percentage of variable rate securities is an important strategy during times of rising interest rates. Bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate structure is expected to limit the impact of rising rates on the Company’s unrealized losses on debt securities.
Interest expense decreased $1.4 million and $3.4 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. The decrease was primarily due to the intentional runoff of higher cost CDs in 2021 and the first half of 2022. Interest expense on deposits decreased $1.3 million and $3.2 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily due to the decline in the average balance of CDs and the reduction in average rates paid on CDs.
The average balances on CDs decreased $242.4 million or 16.0% and $276.9 million, or 17.7% for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily due to the aforementioned intentional runoff of these higher cost CDs. The average balances on our core deposits including money market accounts, interest-bearing demand accounts and savings accounts all increased by $176.4 million, $83.5 million and $77.6 million, respectively, for the three months ended June 30, 2022, and by $188.5 million, $84.3 million and $69.3 million, respectively, for the six months ended June 30, 2022, when compared to the same periods in 2021. The average rates paid on these core deposit accounts remained relatively unchanged except the average rate paid on money market accounts, which decreased 11 and 12 basis points for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.
The average balances on borrowings decreased $17.7 million and $24.0 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 due to prepayments and scheduled maturities. As a result, the cost of interest-bearing liabilities decreased 21 and 24 basis points for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2022 Compared to June 30, 2021			Six Months Ended June 30, 2022 Compared to June 30, 2021
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$(82)	$87	$5	$(79)	$96	$17
Tax-free Investment Securities(2)	7	(43)	(36)	(182)	(55)	(237)
Taxable Investment Securities	930	384	1,314	1,952	107	2,059
Total Securities	937	341	1,278	1,770	52	1,822
Tax-free Loans(1)(2)	(397)	(9)	(406)	(936)	(52)	(988)
Taxable Loans(1)	503	2,403	2,906	(382)	2,888	2,506
Total Loans	106	2,394	2,500	(1,318)	2,836	1,518
Federal Home Loan Bank Stock	(9)	—	(9)	(33)	7	(26)
Total Interest-Earning Assets	$952	$2,822	$3,774	$340	$2,991	$3,331

Interest Paid on:
Interest-Bearing Demand	$53	$56	$109	$105	$66	$171
Money Market	123	(118)	5	256	(232)	24
Savings	20	—	20	35	1	36
Certificates of Deposit	(745)	(737)	(1,482)	(1,723)	(1,752)	(3,475)
Total Interest-Bearing Deposits	(549)	(799)	(1,348)	(1,327)	(1,917)	(3,244)
Federal Funds Purchased	4	—	4	4	—	4
Federal Home Loan Bank Borrowings	(49)	(32)	(81)	(125)	(46)	(171)
Other Borrowings	33	3	36	58	(8)	50
Total Borrowings	(12)	(29)	(41)	(63)	(54)	(117)
Total Interest-Bearing Liabilities	$(561)	$(828)	$(1,389)	$(1,390)	$(1,971)	$(3,361)
Change in Net Interest Margin	$1,513	$3,650	$5,163	$1,730	$4,962	$6,692
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The Company recognizes provision expense for the allowance for credit losses (“ACL”) based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision expense for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments. The Company adopted ASU 2016-03 on January 1, 2021, and increased the ACL by $64.5 million for the Day 1 adjustment which included $61.6 million to the ACL and $2.9 million related to the life-of-loss reserve on unfunded loan commitments.
The ACL was 3.27% of total portfolio loans at June 30, 2022, compared to 3.41% of total portfolio loans, at December 31, 2021. The provision for credit losses increased $0.8 million to $1.8 million for the three months ended June 30, 2022 and decreased $0.4 million to $2.4 million for the six months ended June 30, 2022, when compared to the same periods in 2021. The increase for the three months ended June 30, 2022 was primarily driven by loan growth, the deterioration of one purchased syndicated C&I loan which resulted in a $2.6 million specific reserve and partially offset by a decline in the other segment due to $15.4 million principal pay-downs. These increases were partially offset by downward pressure on the challenger model’s long-term averages.

The provision for unfunded commitments increased $0.9 million for both the three and six months ended June 30, 2022 compared to the same periods in 2021 due to increased commitment volume in construction, partially offset by a decrease in the reserve rates.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gains on Sales of Securities, net	$76	$1,499	$(1,423)	(94.9)%	$52	$5,109	$(5,057)	(99.0)%
Service Charges, Commissions and Fees	1,749	1,489	260	17.5%	3,702	3,298	404	12.2%
Debit Card Interchange Fees	1,850	1,874	(24)	(1.3)%	3,782	3,705	77	2.1%
Insurance Commissions	568	378	190	50.3%	837	672	165	24.6%
Bank Owned Life Insurance Income	334	342	(8)	(2.3)%	668	682	(14)	(2.1)%
(Losses) Gains on Sales and Write-downs of Bank Premises, net	(37)	—	(37)	NM	346	—	346	NM
Other Real Estate Owned Income	12	4	8	200.0%	22	75	(53)	(70.7)%
Commercial Loan Swap Fee Income	756	742	14	1.9%	756	961	(205)	(21.3)%
Other	296	910	(614)	(67.5)%	774	1,688	(914)	(54.1)%
Total Noninterest Income	$5,604	$7,238	$(1,634)	(22.6)%	$10,939	$16,190	$(5,251)	(32.4)%
Total noninterest income decreased $1.6 million, or 22.6%, to $5.6 million for the three months ended June 30, 2022 and decreased $5.3 million, or 32.4%, to $10.9 million for the six months ended June 30, 2022 when compared to the same periods in 2021. These decreases were primarily related to declines in net security gains of $1.4 million and $5.1 million in the three and six months ended June 30, 2022, respectively. The decline in security gains was due to the rising interest rate environment resulting in lower securities prices in the market that discouraged sales.
Changes in total noninterest income for the three months ended June 30, 2022 also included a decrease of $0.6 million in other noninterest income offset by increases of $0.3 million in services charges, commissions and fees and $0.2 million in insurance commissions. The decrease in other noninterest income for the three months ended June 30, 2022 when compared to the same period in 2021 was also related to a premium of $0.5 million on the sale of four bank branches in the second quarter of 2021. The increase in service charges, commission and fees for the three months ended June 30, 2022 when compared to the same period in 2021 was primarily due to the seasonality of certain fees in the second quarter of 2022 and the higher insurance commissions was due to increased customer activity.
Changes in total noninterest income for the six months ended June 30, 2022 also included decreases of $0.9 million in other noninterest income and $0.2 million in commercial loan swap fee income offset by increases of $0.4 million in service charges, commissions and fees, $0.3 million in gains on sales and write-downs of bank premises, net, and $0.2 million in insurance commissions. Similar to the decline during the three month period ended June 30, 2022, the decline in other noninterest income for the six months ended June 30, 2022 was similarly related to premiums on the sale of bank branches; however, the decline in commercial loan swap fee income was related to the timing and demand for this product in the current rising interest rate environment. The increases in service charges, commissions and fees and insurance commission for the six months ended June 30, 2022 compared to the same period in 2021 was driven by seasonality and increased customer activity. The $0.3 million gains on sales and write-downs of bank premises, net for the six months ended June 30, 2022 was due to a $0.4 million eminent domain settlement on a previously closed branch in the first quarter of 2022.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and Employee Benefits	$12,444	$13,686	$(1,242)	(9.1)%	$24,201	$26,268	$(2,067)	(7.9)%
Occupancy Expense, net	3,296	3,451	(155)	(4.5)%	6,648	6,965	(317)	(4.6)%
FDIC Insurance Expense	629	657	(28)	(4.3)%	997	1,300	(303)	(23.3)%
Other Taxes	819	718	101	14.1%	1,623	1,480	143	9.7%
Advertising Expense	267	220	47	21.4%	506	390	116	29.7%
Telephone Expense	454	588	(134)	(22.8)%	942	1,188	(246)	(20.7)%
Professional and Legal Fees	1,202	1,440	(238)	(16.5)%	2,421	2,664	(243)	(9.1)%
Data Processing	842	954	(112)	(11.7)%	1,683	1,875	(192)	(10.2)%
(Gains) Losses on Sales and Write-downs of Other Real Estate Owned, net	(60)	2,603	(2,663)	(102.3)%	99	2,815	(2,716)	(96.5)%
Losses on Sales and Write-downs on Bank Premises, net	—	64	(64)	(100.0)%	—	107	(107)	(100.0)%
Debit Card Expense	659	713	(54)	(7.6)%	1,292	1,345	(53)	(3.9)%
Tax Credit Amortization	615	427	188	44.0%	1,230	854	376	44.0%
Other Real Estate Owned Expense	141	142	(1)	(0.7)%	182	196	(14)	(7.1)%
Other	2,102	2,096	6	0.3%	4,097	3,917	180	4.6%
Total Noninterest Expense	$23,410	$27,759	$(4,349)	(15.7)%	$45,921	$51,364	$(5,443)	(10.6)%
Total noninterest expense decreased $4.3 million and $5.4 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. The primary driver for both these decreases was $2.7 million for losses on sales and write-downs of OREO, net. This nonrecurring write-down of $3.0 million was related to the closing of bank branches in the second quarter of 2021 that were transferred to OREO and marketed for sale.
Another driver of the decrease in noninterest expense for the three-month period ended June 30, 2022 when compared to the prior period in 2021 was the $1.2 million decrease in salaries and employee benefits, which was related to lower medical expenses of $0.8 million and a decrease of $0.4 million related to our retail branch optimization project. Decreases of $0.2 million in professional and legal fees and $0.2 million in occupancy expense, net, in the three-month period ended June 30, 2022 when compared to the same period also impacted the decline in noninterest expense for the three months ended June 30, 2022 when compared to the same period in 2021.
The decrease in noninterest expense for the six-month period ended June 30, 2022 when compared to the same period in 2021 was primarily driven by a $2.1 million decline in salaries and employee benefits and lower medical expenses and our retail branch optimization project. Other decreases during the six-months ended June 30, 2022 included a $0.3 million decrease in occupancy expense, net, a $0.3 million decrease in FDIC insurance expense and a $0.2 million decrease in professional and legal fees offset by an increase of $0.4 million in tax credit amortization. The decrease in FDIC expense was due to improved financial metrics of the Bank that are used to perform the assessment. The increase for the tax credit amortization related to a new historic tax credit that began in early 2022.
Provision for Income Taxes
The provision for income taxes increased $0.9 million and $1.3 million to $1.8 million and $3.1 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. Pre-tax income increased $6.3 million and $6.6 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. The effective tax rate was 14.3% and 13.4% for the three and six months ended June 30, 2022, respectively, compared to 14.0% and 10.9% for the same periods in 2021. The increase in the effective tax rate is primarily due to a higher level of pre-tax income and a lower level of tax-exempt interest income. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”), which are relatively consistent regardless of the level of pre-tax income.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Financial Condition
June 30, 2022
Total assets decreased $10.5 million, to $4.1 billion at June 30, 2022 compared to December 31, 2021. Federal Reserve Bank excess reserves decreased $149.9 million to $26.3 million at June 30, 2022 from $176.2 million at December 31, 2021 due to redeploying excess cash into higher yielding loans and securities.
Total portfolio loans increased $185.8 million, or 13.3% on an annualized basis, to $3.0 billion at June 30, 2022 compared to $2.8 billion at December 31, 2021 primarily due to higher loan growth in the first half of 2022. During 2021, loan growth was muted by large commercial loan payoffs and loan sales. The variances in loan segments for portfolio loans related to increases of $101.3 million in residential mortgages, $65.9 million in commercial real estate loans, $39.8 million in construction loans and $3.4 million in other consumer loans offset by decreases of $15.7 million in the other category and $8.9 million in C&I loans.
Other real estate owned, (“OREO”), decreased $2.5 million at June 30, 2022 compared to December 31, 2021 due to our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency. Closed retail bank offices have a remaining book value of $1.0 million at June 30, 2022 and December 31, 2021.
The securities portfolio decreased $15.4 million and is currently 22.0% of total assets at June 30, 2022 compared to 22.3% of total assets at December 31, 2021. The decrease is due to the Company’s strategy of redeploying securities maturities into higher yielding loan growth. At June 30, 2022, total gross unrealized gains in the available-for-sale portfolio were $0.6 million, offset by $76.5 million of gross unrealized losses. Refer to the “Securities Activity” section below for further discussion of unrealized losses in the available-for-sale securities portfolio. The Bank was able to take advantage of increased interest rates available in most bond categories, while keeping its balance of purchasing a mix of both fixed and floating rate instruments.
Total deposits increased $54.9 million to $3.8 billion at June 30, 2022 compared to December 31, 2021. The increases included $92.6 million in money market accounts, $46.6 million in interest-bearing demand accounts and $43.2 million in savings accounts offset by the intentional decline of $83.9 million in CDs and a decline of $43.6 million in noninterest-bearing demand accounts. At June 30, 2022, noninterest-bearing deposits comprised 18.8% of total deposits compared to 20.2% at December 31, 2021 and 19.7% at June 30, 2021. CDs comprised 33.6%, 36.3% and 39.8% of total deposits at June 30, 2022, December 31, 2021 and June 30, 2021, respectively.
Total capital decreased by $73.5 million to $334.1 million at June 30, 2022 compared to $407.6 million at December 31, 2021. The decrease in equity was primarily due to a $61.7 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities, a $32.4 million decrease related to the repurchase of common stock through June 30, 2022, partially offset by net income of $20.1 million for the six months ended June 30, 2022. The remaining difference of $0.5 million is related to stock-based compensation during the six months ended June 30, 2022.
The ACL was 3.27% of total portfolio loans at June 30, 2022 compared to 3.41% as of December 31, 2021. General reserves as a percentage of total portfolio loans were 3.15% at June 30, 2022 compared to 3.38% at December 31, 2021. Management believes, the ACL is adequate to absorb expected losses inherent in the loan portfolio.
The Company remains well capitalized. Our Tier 1 capital ratio decreased to 12.70% at June 30, 2022 compared to 14.21% at December 31, 2021. Our leverage ratio was 9.96% at June 30, 2022, compared to 10.62% at December 31, 2021 and total risk-based capital ratio was 13.96% at June 30, 2022 compared to 15.46% at December 31, 2021.The decrease is related to the aforementioned repurchase of common stock of $32.4 million through June 30, 2022. We adopted CECL effective January 1, 2021 and elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	June 30, 2022	December 31, 2021	$ Change
U.S. Treasury Securities	$18,275	$4,413	$13,862
U.S. Government Agency Securities	3,080	3,478	(398)
Residential Mortgage-Backed Securities	110,437	110,013	424
Commercial Mortgage-Backed Securities	40,351	4,168	36,183
Asset Backed Securities	82,433	81,863	570
Collateralized Mortgage Obligations	284,225	287,614	(3,389)
Small Business Administration	53,697	108,914	(55,217)
States and Political Subdivisions	245,105	262,202	(17,097)
Corporate Notes	69,431	59,735	9,696
Total Debt Securities	$907,034	$922,400	$(15,366)
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
The securities portfolio decreased by $15.4 million to $907.0 million at June 30, 2022 compared to $922.4 million at December 31, 2021. Securities comprise 22.0% of total assets at June 30, 2022 compared to 22.3% at December 31, 2021. The decrease is a result of redeploying securities maturities into higher yielding loan growth during the second quarter of 2022. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures. As of June 30, 2022, the securities portfolio was comprised of 47.4% variable rate securities with approximately 47.1% that will reprice at least once over the next 12 months.
At June 30, 2022 total gross unrealized gains in the available-for-sale portfolio were $0.6 million, offset by $76.5 million of gross unrealized losses. At December 31, 2021, total gross unrealized gains in the available-for-sale portfolio were $10.0 million offset by $7.8 million of gross unrealized losses.
The unrealized losses on debt securities were primarily attributable to changes in interest rates, and not related to the credit quality of these securities. The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved significantly upward over the past six months, driving unrealized losses on these securities higher. Although the Federal Reserve is in the middle of an aggressive effort to raise short-term interest rates to combat inflation, the Company does not expect higher short-term rates to adversely impact the fair values of the Company’s investment securities to the same extent as increases in longer-term rates. The Company expects that higher short-term rates may improve yields on certain of the Company’s variable rate securities within the next six to twelve months.
At December 31, 2021, the 5-year and 10-year U.S. Treasury yields were 1.26% and 1.52%, respectively. At June 30, 2022, those same bond yields were 3.01% and 2.98%, respectively. Therefore, this increase of 175 and 146 basis points, respectively in the intermediate part of the yield curve largely caused the reduction in bond prices for fixed rate bonds in that maturity range. Note, the effects were greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate hikes.
Should the impairment of any of these securities become credit related, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the credit related impairment is identified, while any noncredit loss will be recognized in other comprehensive income. At June 30, 2022 and December 31, 2021, the Company had no credit related net investment impairment losses.
Refer to Note 3, Investment Securities, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our securities.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Commercial
Commercial Real Estate	$1,389,117	$1,323,252
Commercial and Industrial	336,477	345,376
Total Commercial Loans	1,725,594	1,668,628
Consumer
Residential Mortgages	559,313	457,988
Other Consumer	48,033	44,666
Total Consumer Loans	607,346	502,654
Construction	322,731	282,947
Other	342,225	357,900
Total Portfolio Loans	2,997,896	2,812,129
Loans Held-for-Sale	—	228
Total Loans	$2,997,896	$2,812,357
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
Total portfolio loans increased $185.8 million, or 13.3% on an annualized basis, to $3.0 billion at June 30, 2022 compared to December 31, 2021 with strong production in our commercial real estate, residential mortgage and construction portfolios. The commercial portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. At June 30, 2022, the loan portfolio was comprised of 29.6% floating rates which reprice monthly, 39.5% variable rates that reprice at least once during the life of the loan and the remaining 30.9% are fixed rate loans. The Company is carefully monitoring the loan portfolio during 2022, including in light of market conditions that impact our borrowers and the interest rate environment.
Our exposure to the hospitality industry at June 30, 2022 equated to approximately $380.2 million, or 12.7% of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. Beginning in the second quarter of 2021, we observed improvements in occupancy and the average daily rates for our hotel clients following sharp declines as a result of the pandemic. However, our clients continue to face challenges with respect to labor, which we believe impedes their ability to turnover rooms resulting in occupancy constraints. This has caused, or may cause, them to operate with lower levels of liquidity and an inability to reserve for capital improvements and may adversely affect their ability to pay property expenses, capital improvements and/or repay existing indebtedness. Contractual payments have been restored since the expiration of our deferral program on June 30, 2021. These developments, together with the current economic conditions, generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.
Aggregate commitments to our top 10 credit relationships were $686.8 million at June 30, 2022. The Other segment represents 49.3% of the top 10 credit relationships.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending		Change	June 30, 2022	June 30, 2022
	June 30, 2022	December 31, 2021		% of Gross Loans	% of RBC
1. Hospitality, agriculture & energy	$338,790	$350,010	($11,220)	11.30%	73.47%
2. Retail real estate & food services	56,492	56,073	419	1.88%	12.25%
3. Industrial & retail real estate	44,503	45,653	(1,150)	1.48%	9.65%
4. Multifamily development	40,000	36,720	3,280	1.33%	8.68%
5. Retail real estate	37,355	38,250	(895)	1.25%	8.10%
6. Hospitality	35,234	35,664	(430)	1.17%	7.64%
7. Multifamily & student housing	34,675	35,405	(730)	1.16%	7.52%
8. Hospitality	34,046	34,463	(417)	1.14%	7.38%
9. Special/limited use	33,736	33,736	—	1.13%	7.32%
10. Multifamily development	31,992	29,389	2,603	1.07%	6.94%
Top Ten (10) Relationships	686,823	695,363	(8,540)	22.91%	148.95%
Total Gross Loans	2,997,896	2,812,357	185,539
% of Total Gross Loans	22.91%	24.73%	(1.82)%
Concentration (25% of RBC)	$115,277	$120,781
Unfunded commitments on lines of credit were $430.8 million at June 30, 2022 as compared to $433.1 million at December 31, 2021. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 53.6% at June 30, 2022 and 52.2% at December 31, 2021. Unfunded commitments on commercial operating lines of credit was 54.3% at June 30, 2022 and 51.7% at December 31, 2021.
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
Deferred costs and fees included in the portfolio balances above were $6.6 million and $4.5 million at June 30, 2022 and December 31, 2021, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $176.5 thousand and $190.6 thousand at June 30, 2022 and December 31, 2021, respectively.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. There were no mortgage loans held-for-sale at June 30, 2022 and $0.2 million at December 31, 2021.
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
Additional credit risk management practices include continuous reviews of trends in our lending footprint and our lending policies and procedures to support sound underwriting practices, concentrations, delinquencies and annual portfolio stress testing. Our Loan Review department serves as a mechanism to individually monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	June 30, 2022	December 31, 2021	$ Change
Nonperforming Loans
Commercial Real Estate	$3,258	$3,337	$(79)
Commercial and Industrial	5,210	451	4,759
Residential Mortgages	2,555	2,551	4
Other Consumer	6	73	(67)
Construction	1,000	985	15
Other	—	—	—
Total Nonperforming Loans	12,029	7,397	4,632
Other Real Estate Owned	8,432	10,916	(2,484)
Total Nonperforming Assets	$20,461	$18,313	$2,148
Nonperforming assets increased $2.1 million to $20.5 million at June 30, 2022 compared to December 31, 2021. The increase was primarily due to a $4.6 million increase in nonperforming loans due to the deterioration of a purchased syndicated C&I loan totaling $4.9 million, offset by a $2.5 million decrease in OREO. Closed retail bank offices have a remaining book value of $1.0 million at both June 30, 2022 and December 31, 2021. During the first quarter of 2022, two branch closures were completed as part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency. In addition, two former closed offices were also moved to OREO. During the first six months of 2022, a total of four branch offices were sold.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Troubled Debt Restructuring Disclosures Prior to Our Adoption of ASU No. 2022-02
Prior to our adoption of ASU No. 2022-02, we accounted for a Troubled Debt Restructuring (“TDRs”) as a loan that we, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower that we would not otherwise grant. The Company strives to identify borrowers in financial difficulty early and work with them to modify terms and conditions before their loan defaults and/or is transferred to nonaccrual status. Modified terms that might have been considered a TDR generally included extension of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may have been instances of principal forgiveness. Short-term modifications that were considered insignificant were generally not considered a TDR unless there were other concessions granted. On April 1, 2022, we adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2022. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to ASU No. 2022-02.
Generally, the Company individually evaluates all loans experiencing financial difficulty, with a commitment greater than or equal to $1.0 million for individually evaluated loan reserves. In addition, the Company may evaluate credits that have complex loan structures for impairment, even if the commitment is less than $1.0 million. Nonaccrual TDRs can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment for the periods presented:

	June 30, 2022		December 31, 2021
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$17,808	46.3%	$17,297	47.0%
Commercial & Industrial	5,688	11.2%	4,111	12.3%
Residential Mortgages	5,155	18.7%	4,368	16.3%
Other Consumer	1,719	1.6%	1,493	1.6%
Construction	6,832	10.8%	6,939	10.1%
Other	60,779	11.4%	61,731	12.7%
Balance End of Year	$97,981	100.0%	$95,939	100.0%
The following table summarizes the credit quality ratios and their components as of June 30, 2022 and December 31, 2021:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$97,981	$95,939
Total Portfolio Loans	2,997,896	2,812,129
Allowance for Credit Losses to Total Portfolio Loans	3.27%	3.41%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$12,029	$7,397
Total Portfolio Loans	2,997,896	2,812,129
Nonperforming Loans to Total Portfolio Loans	0.40%	0.26%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$97,981	$95,939
Nonperforming Loans	12,029	7,397
Allowance for Credit Losses to Nonperforming Loans	814.54%	1,297.00%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$811	$23,127
Average Total Portfolio Loans	2,911,872	2,927,083
Net Charge-offs to Average Portfolio Loans	0.03%	0.79%
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
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $0.8 million to $1.8 million for the three months ended June 30, 2022 and decreased $0.4 million to $2.4 million for the six months ended June 30, 2022 compared to the same periods in 2021. The increase for the three months ended June 30, 2022 was primarily driven by loan growth, the deterioration of one purchased syndicated C&I loan which resulted in a $2.6 million specific reserve and partially offset by a decline in the other segment primarily due to $15.4 million principal pay-downs.
The provision for unfunded commitments increased $0.9 million for both the three and six months ended June 30, 2022 when compared to the same periods in 2021 due to increased commitment volume in construction offset by the reserve rates.
Net charge-offs were $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. During the three months ended June 30, 2021, we recognized charge-offs of $8.2 million related to the resolution of our two largest nonperforming credits. As a percentage of average total portfolio loans, on an

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
annualized basis, net charge-offs were 0.03% for both the three and six months ended June 30, 2022 compared to 1.15% and 0.63% for the same periods in 2021. At June 30, 2022, nonperforming loans increased $4.6 million, or 62.6%, to $12.0 million since December 31, 2021. Nonperforming loans as a percentage of total portfolio loans were 0.40% and 0.26% as of June 30, 2022 and December 31, 2021, respectively.
The ACL was 3.27% of total portfolio loans at June 30, 2022, compared to 3.41% of total portfolio loans, at December 31, 2021.
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	June 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,372,820	$328,459	$555,030	$47,964	$321,548	$180,792	$2,806,613
Special Mention	12,961	—	970	—	73	3,185	17,189
Substandard	3,336	8,018	3,313	69	1,110	158,248	174,094
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,389,117	$336,477	$559,313	$48,033	$322,731	$342,225	$2,997,896

Performing	$1,385,859	$331,267	$556,758	$48,027	$321,731	$342,225	$2,985,867
Nonperforming	3,258	5,210	2,555	6	1,000	—	12,029
Total Portfolio Loans	$1,389,117	$336,477	$559,313	$48,033	$322,731	$342,225	$2,997,896

	December 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,314,576	$337,294	$453,894	$44,554	$281,241	$185,247	$2,616,806
Special Mention	5,260	8	553	—	604	3,281	9,706
Substandard	3,416	8,074	3,541	112	1,102	169,372	185,617
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129

Performing	$1,319,915	$344,925	$455,437	$44,593	$281,962	$357,900	$2,804,732
Nonperforming	3,337	451	2,551	73	985	—	7,397
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129
Special mention, substandard and doubtful loans at June 30, 2022 decreased $4.0 million to $191.3 million compared to $195.3 million at December 31, 2021. The increase in special mention related to one large CRE loan that downgraded from pass and the decrease in substandard loans related to paydowns in the other loan category during the second quarter of 2022.
Additionally, refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
Noninterest-Bearing Demand	$704,323	$747,909	$(43,586)	(5.8)%
Interest-Bearing Demand	499,282	452,644	46,638	10.3%
Money Market	555,621	463,056	92,565	20.0%
Savings	733,704	690,549	43,155	6.2%
Certificate of Deposits	1,260,463	1,344,318	(83,855)	(6.2)%
Total Deposits	$3,753,393	$3,698,476	$54,917	1.5%
Deposits are our primary source of funds. We believe that our deposit base is stable and that we have the ability to attract new depositors while diversifying the deposit composition. Total deposits at June 30, 2022 increased $54.9 million, or 1.5%, from December 31, 2021. The increase in deposits primarily related to an increase in our core deposits of $138.8 million, or 11.9% on an annualized basis. Our core deposits include noninterest-bearing demand accounts, interest-bearing demand deposits, money market accounts and savings accounts. The decrease of $83.9 million, or 6.2% in CDs at June 30, 2022 compared to December 31, 2021 is due to the intentional runoff of higher cost CDs. Noninterest-bearing deposits comprised 18.8% and 20.2% of total deposits at June 30, 2022 and December 31, 2021, respectively.
The following table presents additional information in relation to deposits:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Deposits from the Certificate of Deposit Account Registry Services (CDARS)	$922	$139
Noninterest-Bearing Public Funds Deposits	24,129	58,393
Interest-Bearing Public Funds Deposits	165,808	123,968
Total Deposits not Covered by Deposit Insurance(1)	426,331	396,626
Certificates of Deposits not Covered by Deposit Insurance	137,350	147,134
Deposits for Certain Directors, Executive Officers and their Affiliates	2,866	3,032
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at June 30, 2022 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$11,961	8.7%
Over Three Months Through Twelve Months	57,332	41.7%
Over Twelve Months Through Three Years	44,452	32.4%
Over Three Years	23,605	17.2%
Total	$137,350	100.0%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Federal Home Loan Bank Borrowings (“FHLB”)
Borrowings are an additional source of liquidity for the Company. We had no FHLB borrowings at June 30, 2022 and $7.0 million at December 31, 2021.
Information pertaining to FHLB advances is summarized in the following table:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Balance at Period End	$—	$7,000
Average Balance during the Period	$4,011	$25,986
Average Interest Rate during the Period	0.80%	1.20%
Maximum Month-end Balance during the Period	$20,000	$35,000
Average Interest Rate at Period End	—%	1.61%
The Company held FHLB Atlanta stock of $2.1 million and $2.4 million at June 30, 2022 and December 31, 2021, respectively. Dividends recorded on this restricted stock were $22 thousand and $42 thousand for the three and six months ended June 30, 2022 compared to $31 thousand and $68 thousand for the same periods in 2021. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 8, Federal Home Loan Bank Borrowings, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to borrowings.
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $728.5 million of unpledged available-for-sale investment securities as an additional source of liquidity.
An important component of the Company’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2022, the Bank had $755.6 million in highly liquid assets,

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
which consisted of $0.8 million in interest-bearing deposits in other financial institutions, $26.3 million in FRB Excess Reserves and $728.5 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 18.3% at June 30, 2022.
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Cash and Due From Banks	$43,194	$36,698
Interest-bearing Deposits in Other Financial Institutions	745	64,905
Federal Reserve Bank Excess Reserves	26,301	176,196
Unpledged Investment Securities	728,515	743,836
Excess Pledged Securities	22,861	28,417
FHLB Borrowing Availability	773,628	667,307
Unsecured Lines of Credit	145,000	145,000
Total Liquidity Sources	$1,740,244	$1,862,359
Regulatory Capital Requirements
Total shareholders’ equity decreased by $73.5 million to $334.1 million at June 30, 2022 compared to $407.6 million at December 31, 2021. The decrease in equity was primarily due to a $61.7 million, net of tax, decline in other comprehensive loss due to changes in the fair value of available-for-sale securities due to unrealized losses driven by increases in market interest rates, a $32.4 million decrease related to the repurchase of common stock through June 30, 2022, partially offset by net income of $20.1 million for the six months ended June 30, 2022. The remaining difference of $0.5 million is related to stock-based compensation during the six months ended June 30, 2022.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At June 30, 2022, the Bank continues to maintain its capital position with a leverage ratio of 9.93% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 12.67% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 12.67% and 13.93%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Basel III Capital Rules require the Company and the Bank to maintain minimum Common Equity Tier 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.
The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized(1)	June 30, 2022		December 31, 2021
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$419,491	9.96%	$443,940	10.62%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	419,491	12.70%	443,940	14.21%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	419,491	12.70%	443,940	14.21%
Total Capital (to Risk-weighted Assets)	10.50%	NA	461,107	13.96%	483,124	15.46%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$418,300	9.93%	$438,533	10.49%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	418,300	12.67%	438,533	14.04%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	418,300	12.67%	438,533	14.04%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	459,905	13.93%	477,710	15.29%
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
Contractual Obligations
As of June 30, 2022, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
As of June 30, 2022, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

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
NII rate shock simulation results are compared to a base case NII result to provide an estimate of the impact that simulated market rate changes may have on 12 months and 24 months of pretax NII. The base case earnings scenario together with various rate shock earning scenarios are modeled utilizing both a static and growth balance sheet. A static balance sheet is a no-growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread over a prescribed index. Parallel rate shock analyses assume an immediate parallel shift in market interest rates across all horizons of the yield curve and also include management’s assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market, and savings) and changes in the prepayment behavior of loans and securities with embedded optionality. Our policy guidelines limit the change in pretax NII over a 12-month horizon using rate shocks of +/- 100, 200, 300, and 400 basis points. We have temporarily suspended the -200, -300, and -400 basis point rate shock analyses. Due to the rising interest rate environment, we believe the impact to NII income when evaluating the -200, -300, and -400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position.
To monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE rate shock simulations using the same assumptions used in the NII rate shock simulations discussed above. EVE represents the present value of all asset cash flows discounted with related market interest rates minus the present value of all liability cash flows which are also discounted with related market interest rates. The impact of a changing interest rate environment on the Company’s projected EVE is analyzed by shocking market interest rates, then modeling the impact of the rate shock on both the cash flow of assets and liabilities, and the underlying discount rate utilized in the present value calculation of the assets and liabilities. Market rate shock results are then compared to base case simulation results to determine the impact that market rate changes may have on our EVE. As with NII rate shock analyses, EVE rate shock analyses incorporate management’s assumptions regarding prepayment behavior of fixed rate loans and securities with embedded optionality and the behavior and value of non-maturity deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300, and 400 basis points. We have also temporarily suspended the EVE -200, -300, and -400 basis point scenarios in 2022 and 2021 due to the current interest rate environment.
The following tables reflect the net interest income rate shock analyses and EVE analyses results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by management.

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

	June 30, 2022		December 31, 2021
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
400	21.6%	3.9%	43.6%	24.6%
300	16.3%	4.3%	33.1%	20.6%
200	11.0%	3.8%	22.5%	15.4%
100	5.6%	2.5%	11.4%	8.6%
-100	(7.1)%	(6.3)%	(2.4)%	(7.0)%
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
Based on the ALM results presented above for the quarters ending June 30, 2022 and December 31, 2021, the Company’s balance sheet is less asset sensitive at June 30, 2022 than it previously was at December 31, 2021. This migration in asset sensitivity is due to 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and floating rate securities and portfolio loans that are less sensitive to future market interest rate changes, and 2) the recent shifts in the shape of the yield curve between the two periods presented above.
In addition to rate shocks and EVE analyses, sensitivity analyses are performed to help us identify which model assumptions are critical and cause the greatest impact on pretax NII. Sensitivity analyses include changing prepayment behavior of loans and securities with optionality, repricing correlations, and the impact of interest rate changes on non-maturity deposit products (decay rates).
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective, as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Although the timing and outcome of these legal and administrative proceedings and claims cannot be predicted with certainty, based on information presently available and after consultation with legal counsel, management does not believe that the disposition of such proceedings or claims will have a material adverse effect on our business, consolidated financial position, or results of operations. As of June 30, 2022, no material legal proceedings were pending or threatened against the Company.
ITEM 1A – RISK FACTORS
As of June 30, 2022, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2021 Annual Report on Form 10-K.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 13, 2021, the Company announced that its Board authorized, effective December 10, 2021, a common share repurchase program to purchase up to 2,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months (the “Program”). The Program authorized the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Program permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The Program was originally authorized through December 9, 2022, did not obligate the Company to purchase any particular number of shares, and was exhausted as of April 28, 2022.
On June 28, 2022, the Company announced that its Board authorized, effective August 1, 2022, a common share repurchase program to purchase up to 750,000 shares of the Company’s common stock in the aggregate over a period of twelve months[, subject to non-objection from the Federal Reserve Bank of Richmond, which was received in July 2022](the “New Program”). The New Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the New Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The New Program is authorized through August 1, 2023, although it may be modified or terminated by the Board at any time. The New Program does not obligate the Company to purchase any particular number of shares
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs(1)
April 1 - April 30, 2022	446,436	$17.44	446,436	—
May 1 - May 31, 2022	—	—	—	—
June 1 - June 30, 2022	—	—	—	750,000
Total	446,436	$—	446,436
(1)The number shown represents, as of the end of each period, the approximate number of Common Stock shares that may yet be purchased under publicly-announced share repurchase plan authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.

CARTER BANKSHARES, INC.
ITEM 5 - OTHER INFORMATION
None.
ITEM 6 - EXHIBITS
Exhibits:

2.1	Agreement and Plan of Reorganization by and among Carter Bank & Trust, Cater Bankshares, Inc. and CBT Merger Sub, Inc. dated November 9, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.1	Articles of Incorporation of Carter Bankshares, Inc., effective October 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.2	Bylaws of Carter Bankshares, Inc., as adopted October 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350 (filed herewith)

10.13	Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) - Virginia Bankers Association Model Nonqualified Supplemental Deferred Compensation Plan Document, adopted on May 19, 2022, effective as of January 1, 2023 (filed herewith).

10.13.1	Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) – Virginia Bankers Association Model Adoption Agreement, adopted on May 19, 2022, effective as of January 1, 2023 (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER BANKSHARES, INC. (Registrant)

Date: August 3, 2022	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)