Form 10-Q
period 2022-09-30
Carter Bankshares, Inc.
filed 2022-11-04
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022 there were 24,109,781 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	September 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Cash and Due From Banks	$38,749	$36,698
Interest-Bearing Deposits in Other Financial Institutions	5,129	64,905
Federal Reserve Bank Excess Reserves	21,830	176,196
Total Cash and Cash Equivalents	65,708	277,799
Securities Available-for-Sale, at Fair Value	851,211	922,400
Loans Held-for-Sale	1,513	228
Portfolio Loans	3,031,349	2,812,129
Allowance for Credit Losses	(94,164)	(95,939)
Portfolio Loans, net	2,937,185	2,716,190
Bank Premises and Equipment, net	73,344	75,297
Other Real Estate Owned, net	8,134	10,916
Federal Home Loan Bank Stock, at Cost	3,192	2,352
Bank Owned Life Insurance	56,387	55,378
Other Assets	117,636	73,186
Total Assets	$4,114,310	$4,133,746

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$718,549	$747,909
Interest-Bearing Demand	509,949	452,644
Money Market	517,031	463,056
Savings	731,747	690,549
Certificates of Deposit	1,248,653	1,344,318
Total Deposits	3,725,929	3,698,476
Federal Home Loan Bank Borrowings	30,000	7,000
Other Liabilities	43,565	20,674
Total Liabilities	3,799,494	3,726,150

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 24,111,171 at September 30, 2022 and 26,430,919 at December 31, 2021	24,111	26,431
Additional Paid-in Capital	107,031	143,988
Retained Earnings	269,984	235,475
Accumulated Other Comprehensive (Loss) Income	(86,310)	1,702
Total Shareholders’ Equity	314,816	407,596
Total Liabilities and Shareholders’ Equity	$4,114,310	$4,133,746
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans, including Fees
Taxable	$35,652	$30,402	$94,720	$86,964
Non-Taxable	881	1,067	2,749	3,716
Investment Securities
Taxable	5,466	3,163	13,650	9,288
Non-Taxable	170	175	524	716
Federal Reserve Bank Excess Reserves	134	49	229	108
Interest on Bank Deposits	—	27	28	74
Dividend Income	24	30	66	98
Total Interest Income	42,327	34,913	111,966	100,964
Interest Expense
Interest Expense on Deposits	4,469	5,384	13,280	17,439
Interest Expense on Federal Funds Purchased	23	—	27	—
Interest on Other Borrowings	110	128	253	392
Total Interest Expense	4,602	5,512	13,560	17,831
NET INTEREST INCOME	37,725	29,401	98,406	83,133
(Recovery) Provision for Credit Losses	(77)	(413)	2,367	2,411
Provision (Recovery) for Unfunded Commitments	157	(60)	190	(945)
Net Interest Income After Provision (Recovery) for Credit Losses	37,645	29,874	95,849	81,667
NONINTEREST INCOME
(Losses) Gains on Sales of Securities, net	(4)	1,341	48	6,450
Service Charges, Commissions and Fees	1,750	1,660	5,452	4,958
Debit Card Interchange Fees	1,788	1,751	5,570	5,456
Insurance Commissions	876	427	1,713	1,099
Bank Owned Life Insurance Income	341	349	1,009	1,031
(Losses) Gains on Sales and Write-downs of Bank Premises, net	(4)	—	342	—
Other Real Estate Owned Income	13	7	35	82
Commercial Loan Swap Fee Income	18	1,096	774	2,057
Other	457	284	1,231	1,972
Total Noninterest Income	5,235	6,915	16,174	23,105
NONINTEREST EXPENSE
Salaries and Employee Benefits	13,520	12,816	37,721	39,084
Occupancy Expense, net	3,412	3,333	10,060	10,298
FDIC Insurance Expense	543	582	1,540	1,882
Other Taxes	848	825	2,471	2,305
Advertising Expense	368	196	874	586
Telephone Expense	448	519	1,390	1,707
Professional and Legal Fees	1,310	1,244	3,731	3,908
Data Processing	833	1,018	2,516	2,893
Losses on Sales and Write-downs of Other Real Estate Owned, net	169	608	268	3,423
Losses on Sales and Write-downs on Bank Premises, net	—	7	—	114
Debit Card Expense	797	700	2,089	2,045
Tax Credit Amortization	(764)	427	466	1,281
Other Real Estate Owned Expense	38	84	220	280
Other	1,941	2,326	6,038	6,243
Total Noninterest Expense	23,463	24,685	69,384	76,049
Income Before Income Taxes	19,417	12,104	42,639	28,723
Income Tax Provision	5,009	931	8,130	2,743
Net Income	$14,408	$11,173	$34,509	$25,980

Earnings per Common Share
Basic Earnings per Common Share	$0.59	$0.42	$1.38	$0.98
Diluted Earnings per Common Share	$0.59	$0.42	$1.38	$0.98
Average Shares Outstanding – Basic & Diluted	24,265,075	26,348,488	24,827,143	26,339,930
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Net Income	$14,408	$11,173	$34,509	$25,980
Other Comprehensive Loss:
Net Unrealized Losses on Securities Available-for-Sale:
Net Unrealized Losses Arising during the Period	(33,326)	(4,588)	(111,360)	(6,626)
Reclassification Adjustment for Losses (Gains) included in Net Income	4	(1,341)	(48)	(6,450)
Tax Effect	6,998	1,245	23,396	2,746
Net Unrealized Losses Recognized in Other Comprehensive Loss	(26,324)	(4,684)	(88,012)	(10,330)
Other Comprehensive Loss	(26,324)	(4,684)	(88,012)	(10,330)
Comprehensive (Loss) Income	$(11,916)	$6,489	$(53,503)	$15,650
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2022	$24,577	$113,975	$255,576	$(59,986)	$334,142
Net Income	—	—	14,408	—	14,408
Other Comprehensive Loss, Net of Tax	—	—	—	(26,324)	(26,324)
Repurchase of Common Stock (464,208 shares)	(464)	(7,252)	—	—	(7,716)
Forfeiture of Restricted Stock (2,098 shares)	(2)	2	—	—	—
Recognition of Restricted Stock Compensation Expense	—	306	—	—	306
Balance at September 30, 2022	$24,111	$107,031	$269,984	$(86,310)	$314,816

	Nine Months Ended September 30, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	34,509	—	34,509
Other Comprehensive Loss, Net of Tax	—	—	—	(88,012)	(88,012)
Repurchase of Common Stock (2,433,801 shares)	(2,434)	(37,697)	—	—	(40,131)
Forfeiture of Restricted Stock (12,751 shares)	(13)	(143)	—	—	(156)
Issuance of Restricted Stock (126,804 shares)	127	(127)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,010	—	—	1,010
Balance at September 30, 2022	$24,111	$107,031	$269,984	$(86,310)	$314,816

	Three Months Ended September 30, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance June 30, 2021	$26,467	$143,874	$218,692	$10,075	$399,108
Net Income	—	—	11,173	—	11,173
Other Comprehensive Loss, Net of Tax	—	—	—	(4,684)	(4,684)
Forfeiture of Restricted Stock (5,322 shares)	(6)	6	—	—	—
Recognition of Restricted Stock Compensation Expense	—	273	—	—	273
Balance at September 30, 2021	$26,461	$144,153	$229,865	$5,391	$405,870

	Nine Months Ended September 30, 2021
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Net Income	—	—	25,980	—	25,980
Cumulative Effect for Adoption of Credit Losses	—	—	(50,726)	—	(50,726)
Other Comprehensive Loss, Net of Tax	—	—	—	(10,330)	(10,330)
Forfeiture of Restricted Stock (6,105 shares)	(7)	7	—	—	—
Issuance of Restricted Stock (82,490 shares)	83	(83)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	772	—	—	772
Balance at September 30, 2021	$26,461	$144,153	$229,865	$5,391	$405,870
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021
Net Income	$34,509	$25,980
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision (Recovery) for Unfunded Commitments	2,557	1,466
Origination of Loans Held-for-Sale	(7,017)	(465,174)
Proceeds From Loans Held-for-Sale	7,399	485,984
Depreciation/Amortization of Bank Premises and Equipment	4,494	4,669
Provision for Deferred Taxes	1,697	2,965
Net Amortization of Securities	4,540	3,128
Tax Credit Amortization	466	1,281
Gains on Sales of Mortgage Loans Held-for-Sale	(154)	(262)
Gains on Sales of Securities, net	(48)	(6,450)
Write-downs of Other Real Estate Owned	578	3,324
(Gains) Losses on Sales of Other Real Estate Owned, Net	(310)	99
(Gains) Losses on Sales and Write-downs of Bank Premises	(342)	114
Change in Fair Market Value of Commercial Loan Swap Derivative	(738)	(188)
Premiums on Branch Sales	—	(506)
Increase in the Value of Life Insurance Contracts	(1,009)	(1,031)
Recognition of Restricted Stock Compensation Expense	1,010	772
Decrease in Other Assets	768	6,296
Decrease in Other Liabilities	(702)	(2,446)
Net Cash Provided By Operating Activities	47,698	60,021
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	19,777	130,535
Proceeds from Maturities, Redemptions, and Pay-downs	71,146	76,328
Purchases	(135,634)	(323,355)
Purchase of Bank Premises and Equipment, Net	(4,191)	(6,281)
Net Cash Paid in Branch Sales	—	(73,923)
Proceeds from Sales of Bank Premises and Equipment, net	408	—
Proceeds from Sale of Portfolio Loans	—	42,295
(Redemption) Purchases of Federal Home Loan Bank Stock, net	(840)	1,878
Loan (Originations) and Payments, net	(224,839)	9,458
Payments Received on Other Real Estate Owned	320	342
Proceeds from Sales and Payments of Other Real Estate Owned	3,742	10,728
Net Cash Used In Investing Activities	(270,111)	(131,995)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	123,118	279,063
Decrease in Certificates of Deposits	(95,665)	(218,235)
Borrowings (Payments) on Federal Home Loan Bank Borrowings, net	23,000	(5,000)
Repurchase of Common Stock	(40,131)	—
Net Cash Provided by Financing Activities	10,322	55,828
Net Decrease in Cash and Cash Equivalents	(212,091)	(16,146)
Cash and Cash Equivalents at Beginning of Period	277,799	241,942
Cash and Cash Equivalents at End of Period	$65,708	$225,796

SUPPLEMENTARY DATA
Cash Interest Paid	$13,698	$18,338
Cash Paid for Income Taxes	3,253	2,720
Transfer from Loans to Other Real Estate Owned	—	23
Transfer from Fixed Assets to Other Real Estate Owned	1,584	12,013
Security (Purchases) Settled in Subsequent Period	—	(12,129)
Right-of-use Asset Recorded in Exchange for Lease Liabilities	3,391	2,027
Loans Transferred to Held-for-Sale	$1,513	$—
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
Allowance for Credit Losses Policy
The adoption of current expected credit losses (“CECL”) accounting did not result in a significant change to any other credit risk management and monitoring process, including identification of past due or delinquent borrowers, nonaccrual practices, assessment of restructured loans or charge-off policy.
The Company’s methodology for estimating the allowance for credit losses (“ACL”) includes:
Segmentation. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly through economic cycles.
Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly, generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
probable. Individually evaluated loans not specifically analyzed receive a quantitative and qualitative analysis, as described below.
Quantitative Analysis. The Company elected to use Discounted Cash Flow (“DCF”) for quantitative analysis that are part of the Company’s ACL methodology. Economic forecasts, include but are not limited to unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long-term average and are utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
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
Loan Restructurings: In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a restructured loan. Management strives to identify borrowers in financial difficulty early and work with them to modify their

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
loan to more affordable terms before their loan reaches nonaccrual status. These modified terms that result in a direct change in the timing or amount of contractual cash flows have historically included principal forgiveness, other-than-significant payment delays, interest only periods, extended term and amortization periods beyond what management would typically offer for a similar loan or a below market interest rate when compared to management's underwriting standards for a similar loan type, or any combination. These concessions are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest, management measures any impairment on the restructuring as noted above for loans experiencing financial difficulty.
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
Furthermore, the United Kingdom’s Financial Conduct Authority (“FCA”), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to the U.S. dollar LIBOR, the FCA will consider the case to require continued publication of a number of LIBOR settings through June 30, 2023. In a joint statement, Bank regulators urged banks to stop using LIBOR for any new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The Federal Reserve System, (“FRB”), of New York has created a working group called the Alternative Reference Rate Committee (“ARRC”) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement index for LIBOR, and in March 2022 the U.S. Congress passed, and the U.S. President signed, legislation that provides a uniform approach for replacing LIBOR as a reference rate in legacy contracts that do not contain effective “fall back” provisions for when LIBOR is no longer published or no longer representative, and that instructs the FRB to identify a replacement benchmark based on SOFR.
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
As of September 30, 2022, approximately 13.2% of our loan portfolio consists of loans whose variable rate index is LIBOR. We ceased originating new LIBOR based variable rate loans by December 31, 2021 per the ARRC’s guidance.

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
The following table reconciles the numerators and denominators of basic and diluted earnings per share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, except share and per share data)	2022	2021	2022	2021
Numerator for Earnings per Share – Basic and Diluted
Net Income	$14,408	$11,173	$34,509	$25,980
Less: Income allocated to participating shares	92	48	199	104
Net Income Allocated to Common Shareholders - Basic & Diluted	$14,316	$11,125	$34,310	$25,876

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	24,421,264	26,461,617	24,970,993	26,445,654
Less: Average Participating Securities	156,189	113,129	143,850	105,724
Weighted Average Common Shares Outstanding - Basic & Diluted	24,265,075	26,348,488	24,827,143	26,339,930

Earnings per Common Share – Basic	$0.59	$0.42	$1.38	$0.98
Earnings per Common Share – Diluted	$0.59	$0.42	$1.38	$0.98
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	September 30, 2022
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,300	$—	$(1,552)	$17,748
U.S. Government Agency Securities	3,520	—	(606)	2,914
Residential Mortgage-Backed Securities	117,229	—	(12,661)	104,568
Commercial Mortgage-Backed Securities	37,944	97	(959)	37,082
Asset Backed Securities	84,180	—	(3,404)	80,776
Collateralized Mortgage Obligations	295,020	7	(28,416)	266,611
Small Business Administration	50,249	301	(107)	50,443
States and Political Subdivisions	282,272	1	(53,618)	228,655
Corporate Notes	70,750	—	(8,336)	62,414
Total Debt Securities	$960,464	$406	$(109,659)	$851,211

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2021
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$4,442	$—	$(29)	$4,413
U.S. Government Agency Securities	3,475	3	—	3,478
Residential Mortgage-Backed Securities	112,118	76	(2,181)	110,013
Commercial Mortgage-Backed Securities	4,155	53	(40)	4,168
Asset Backed Securities	82,119	49	(305)	81,863
Collateralized Mortgage Obligations	287,734	2,190	(2,310)	287,614
Small Business Administration	108,643	879	(608)	108,914
States and Political Subdivisions	257,810	6,344	(1,952)	262,202
Corporate Notes	59,750	375	(390)	59,735
Total Debt Securities	$920,246	$9,969	$(7,815)	$922,400
The Company did not have securities classified as held-to-maturity at September 30, 2022 or December 31, 2021.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Proceeds from Sales of Securities Available-for-Sale	$—	$22,235	$19,777	$130,535

Gross Realized Gains	$—	$1,351	$208	$6,545
Gross Realized Losses	(4)	(10)	(160)	(95)
Net Realized (Losses) Gains	(4)	1,341	48	6,450
Tax Impact	$(1)	$282	$10	$1,355
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

	September 30, 2022
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$195	$195
Due after One Year through Five Years	20,850	19,579
Due after Five Years through Ten Years	223,496	197,176
Due after Ten Years	181,550	145,224
Residential Mortgage-Backed Securities	117,229	104,568
Commercial Mortgage-Backed Securities	37,944	37,082
Collateralized Mortgage Obligations	295,020	266,611
Asset Backed Securities	84,180	80,776
Total Debt Securities	$960,464	$851,211
At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $227.6 million at September 30, 2022 and $178.6 million at December 31, 2021.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	4	$15,724	$(1,115)	1	$2,024	$(437)	5	$17,748	$(1,552)
U.S. Government Agency Securities	2	2,914	(606)	—	—	—	2	2,914	(606)
Residential Mortgage-Backed Securities	22	51,432	(3,874)	21	53,136	(8,787)	43	104,568	(12,661)
Commercial Mortgage-Backed Securities	5	7,819	(307)	51	17,028	(652)	56	24,847	(959)
Asset Backed Securities	16	35,751	(1,592)	19	43,025	(1,812)	35	78,776	(3,404)
Collateralized Mortgage Obligations	61	143,015	(13,506)	51	121,056	(14,910)	112	264,071	(28,416)
Small Business Administration	6	9,622	(47)	5	8,746	(60)	11	18,368	(107)
States and Political Subdivisions	125	185,320	(40,751)	39	42,940	(12,867)	164	228,260	(53,618)
Corporate Notes	15	47,643	(6,608)	6	14,771	(1,728)	21	62,414	(8,336)
Total Debt Securities	256	$499,240	$(68,406)	193	$302,726	$(41,253)	449	$801,966	$(109,659)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	2	$4,413	$(29)	—	$—	$—	2	$4,413	$(29)
U.S. Government Agency Securities	1	1,733	—	—	—	—	1	1,733	—
Residential Mortgage-Backed Securities	30	95,749	(2,030)	7	8,706	(151)	37	104,455	(2,181)
Commercial Mortgage-Backed Securities	1	1,987	(40)	—	—	—	1	1,987	(40)
Asset Backed Securities	17	44,095	(129)	10	21,895	(176)	27	65,990	(305)
Collateralized Mortgage Obligations	50	157,630	(1,945)	11	24,849	(365)	61	182,479	(2,310)
Small Business Administration	11	18,813	(235)	53	19,630	(373)	64	38,443	(608)
States and Political Subdivisions	56	88,746	(1,503)	8	7,874	(449)	64	96,620	(1,952)
Corporate Notes	10	29,683	(317)	1	2,427	(73)	11	32,110	(390)
Total Debt Securities	178	$442,849	$(6,228)	90	$85,381	$(1,587)	268	$528,230	$(7,815)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an ACL on its investment securities during the quarter or nine months ended September 30, 2022 as the Company did not have securities classified as held-to-maturity at September 30, 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of September 30, 2022, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date.
As of September 30, 2022, management believes the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the credit related impairment is identified, while any non-credit loss will be recognized in other comprehensive loss. During the three and nine months ended September 30, 2022 and 2021, the Company had no credit related net investment impairment losses.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Commercial
Commercial Real Estate	$1,365,348	$1,323,252
Commercial and Industrial	325,973	345,376
Total Commercial Loans	1,691,321	1,668,628
Consumer
Residential Mortgages	617,681	457,988
Other Consumer	47,006	44,666
Total Consumer Loans	664,687	502,654
Construction	350,037	282,947
Other	325,304	357,900
Total Portfolio Loans	3,031,349	2,812,129
Loans Held-for-Sale	1,513	228
Total Loans	$3,032,862	$2,812,357
Loan Restructurings
On April 1, 2022, the Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2022, which eliminates the recognition and measurement of troubled debt restructurings (“TDRs”). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.
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

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
The following table shows the amortized cost basis as of September 30, 2022 for the three and nine months ended September 30, 2022 for the loans restructured during the three and nine months ended September 30, 2022 to borrowers experiencing financial difficulty, disaggregated by class of financing receivables:

Restructured Loans
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	1	$326	0.02%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	1	137	0.04%	1	137	0.04%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	1	$137	0.04%	2	$463	0.03%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Nonaccrual Restructured Loans	—	$—	—%	—	$—	—%
Total Restructured Loans	1	$137	0.04%	2	$463	0.03%
(1)Excludes accrued interest receivable of $0.1 thousand and $0.9 thousand at September 30, 2022 for restructured loans during the the three and nine months ended September 30, 2022 .
During the third quarter of 2022 the Bank modified a construction loan as a restructured loan. This nonperforming loan was extended to allow the borrower to complete construction. In the first quarter of 2022 the Bank recognized a loan modification of a commercial real estate loan as a restructured loan. The borrower’s objective was to redevelop the property for a purpose that temporarily lacked feasibility due to the COVID-19 pandemic. In the interim the property was leased, albeit at a lower rate than originally forecasted. The Bank reduced the regularly scheduled principal and interest payments to accommodate the rental income until the property can be redeveloped. In the third quarter of 2022 this loan was returned to accruing status due to sustainable payments over the last six months. These loans are not considered significant and are included in the Bank’s ACL model in the general pool of the construction and commercial real estate (“CRE”) segments for reserve purposes.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the nine months ended September 30, 2022:

Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Accruing Restructured Loans
Commercial Real Estate	$326	$—	$—
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	137	—	—
Other	—	—	—
Total Accruing Restructured Loans	$463	$—	$—

Nonaccrual Restructured Loans
Commercial Real Estate	$—	$—	$—
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	—	—	—
Total Nonaccrual Restructured Loans	$—	$—	$—
Total Restructured Loans(1)	$463	$—	$—
(1)Excludes accrued interest receivable of $0.9 thousand at September 30, 2022.
As of September 30, 2022, the Bank had no commitments to lend any additional funds on restructured loans. As of September 30, 2022 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of September 30, 2022 and December 31, 2021, the Bank had $1.3 million and $0.3 million, respectively, of residential real estate loans in the process of foreclosure. We also had $23.0 thousand at September 30, 2022 and $62.0 thousand at December 31, 2021 in residential real estate loans included in other real estate owned (“OREO”).

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	September 30, 2022
	Risk Rating
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$304,481	$182,263	$140,468	$135,156	$223,885	$335,937	$29,428	$1,351,618
Special Mention	—	220	—	—	9,970	720	—	10,910
Substandard	—	—	—	326	2,137	357	—	2,820
Total Commercial Real Estate	$304,481	$182,483	$140,468	$135,482	$235,992	$337,014	$29,428	$1,365,348
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$19,973	$48,704	$38,557	$9,652	$22,860	$159,476	$20,847	$320,069
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	56	2,895	39	9	2,800	91	5,904
Total Commercial and Industrial	$19,987	$48,760	$41,452	$9,691	$22,869	$162,276	$20,938	$325,973
YTD Gross Charge-offs	$3,432	$—	$—	$—	$—	$—	$—	$3,432

Residential Mortgages
Pass	$165,502	$178,132	$82,290	$51,552	$71,425	$41,750	$21,830	$612,481
Special Mention	—	—	—	—	431	528	33	992
Substandard	—	1,212	—	904	598	1,494	—	4,208
Total Residential Mortgages	$165,502	$179,344	$82,290	$52,456	$72,454	$43,772	$21,863	$617,681
YTD Gross Charge-offs	$—	$—	$—	$—	$22	$23	$—	$45

Other Consumer
Pass	$32,574	$5,757	$7,511	$337	$200	$219	$319	$46,917
Special Mention	—	—	—	—	—	—	—	—
Substandard	8	55	1	2	2	21	—	89
Total Other Consumer	$32,582	$5,812	$7,512	$339	$202	$240	$319	$47,006
YTD Gross Charge-offs	$89	$453	$227	$325	$38	$112	$—	$1,244

Construction
Pass	$100,437	$126,652	$65,710	$6,214	$25,286	$17,743	$6,806	$348,848
Special Mention	—	—	137	—	—	70	—	207
Substandard	—	—	—	—	107	875	—	982
Total Construction	$100,437	$126,652	$65,847	$6,214	$25,393	$18,688	$6,806	$350,037
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$—	$—	$—	$—	$—	$180,768	$—	$180,768
Special Mention	—	—	—	—	—	1,145	—	1,145
Substandard	—	—	—	—	82,210	61,181	—	143,391
Total Other Loans	$—	$—	$—	$—	$82,210	$243,094	$—	$325,304
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$622,967	$541,508	$334,536	$202,911	$343,656	$735,893	$79,230	$2,860,701
Special Mention	—	220	137	—	10,401	2,463	33	13,254
Substandard	22	1,323	2,896	1,271	85,063	66,728	91	157,394
Total Portfolio Loans	$622,989	$543,051	$337,569	$204,182	$439,120	$805,084	$79,354	$3,031,349
Current YTD Period:
YTD Gross Charge-offs	$3,521	$453	$227	$325	$60	$135	$—	$4,721

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2021
	Risk Rating
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$195,441	$165,100	$215,575	$292,857	$115,024	$292,197	$38,382	$1,314,576
Special Mention	229	—	—	—	4,205	826	—	5,260
Substandard	—	—	314	2,742	215	145	—	3,416
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
YTD Gross Charge-offs	$—	$—	$10,471	$1,424	$6,577	$1,190	$—	$19,662

Commercial and Industrial
Pass	$55,173	$50,087	$15,648	$38,298	$23,575	$150,656	$3,857	$337,294
Special Mention	—	—	—	8	—	—	—	8
Substandard	14	—	308	4,815	2,798	—	139	8,074
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
YTD Gross Charge-offs	$—	$109	$261	$3	$—	$1	$—	$374

Residential Mortgages
Pass	$155,892	$91,023	$63,682	$73,333	$8,640	$48,087	$13,237	$453,894
Special Mention	—	—	—	—	—	553	—	553
Substandard	—	—	1,008	743	188	1,602	—	3,541
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
YTD Gross Charge-offs	$—	$—	$—	$172	$—	$101	$—	$273

Other Consumer
Pass	$9,353	$10,199	$979	$450	$186	$23,048	$339	$44,554
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	3	11	57	30	—	—	112
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
YTD Gross Charge-offs	$152	$661	$905	$247	$170	$121	$—	$2,256

Construction
Pass	$140,639	$82,523	$24,336	$9,739	$5,328	$3,407	$15,269	$281,241
Special Mention	—	—	175	—	—	429	—	604
Substandard	—	107	809	95	—	91	—	1,102
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
YTD Gross Charge-offs	$—	$—	$1,859	$—	$—	$—	$—	$1,859

Other
Pass	$—	$—	$—	$—	$122,848	$62,399	$—	$185,247
Special Mention	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	—	87,329	40,882	41,161	—	169,372
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$556,498	$398,932	$320,220	$414,677	$275,601	$579,794	$71,084	$2,616,806
Special Mention	229	—	175	8	4,205	5,089	—	9,706
Substandard	25	110	2,450	95,781	44,113	42,999	139	185,617
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129
Current YTD Period:
YTD Gross Charge-offs	$152	$770	$13,496	$1,846	$6,747	$1,413	$—	$24,424

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented:

	September 30, 2022
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$304,481	$182,483	$140,468	$135,482	$233,855	$336,735	$29,428	$1,362,932
Nonperforming	—	—	—	—	2,137	279	—	2,416
Total Commercial Real Estate	$304,481	$182,483	$140,468	$135,482	$235,992	$337,014	$29,428	$1,365,348
Commercial and Industrial
Performing	$19,973	$48,714	$41,452	$9,652	$22,860	$162,274	$20,847	$325,772
Nonperforming	14	46	—	39	9	2	91	201
Total Commercial and Industrial	$19,987	$48,760	$41,452	$9,691	$22,869	$162,276	$20,938	$325,973
Residential Mortgages
Performing	$165,502	$178,132	$82,290	$51,552	$72,083	$42,750	$21,863	$614,172
Nonperforming	—	1,212	—	904	371	1,022	—	3,509
Total Residential Mortgages	$165,502	$179,344	$82,290	$52,456	$72,454	$43,772	$21,863	$617,681
Other Consumer
Performing	$32,582	$5,806	$7,511	$339	$200	$240	$319	$46,997
Nonperforming	—	6	1	—	2	—	—	9
Total Other Consumer	$32,582	$5,812	$7,512	$339	$202	$240	$319	$47,006
Construction
Performing	$100,437	$126,652	$65,847	$6,214	$25,379	$17,827	$6,806	$349,162
Nonperforming	—	—	—	—	14	861	—	875
Total Construction	$100,437	$126,652	$65,847	$6,214	$25,393	$18,688	$6,806	$350,037
Other
Performing	$—	$—	$—	$—	$82,210	$243,094	$—	$325,304
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$82,210	$243,094	$—	$325,304
Total Portfolio Loans
Performing	$622,975	$541,787	$337,568	$203,239	$436,587	$802,920	$79,263	$3,024,339
Nonperforming	14	1,264	1	943	2,533	2,164	91	7,010
Total Portfolio Loans	$622,989	$543,051	$337,569	$204,182	$439,120	$805,084	$79,354	$3,031,349

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2021
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$195,670	$165,100	$215,575	$292,857	$119,229	$293,102	$38,382	$1,319,915
Nonperforming	—	—	314	2,742	215	66	—	3,337
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
Commercial and Industrial
Performing	$55,187	$50,087	$15,648	$43,117	$26,373	$150,656	$3,857	$344,925
Nonperforming	—	—	308	4	—	—	139	451
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
Residential Mortgages
Performing	$155,892	$91,023	$63,682	$73,564	$8,640	$49,399	$13,237	$455,437
Nonperforming	—	—	1,008	512	188	843	—	2,551
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
Other Consumer
Performing	$9,364	$10,202	$979	$450	$211	$23,048	$339	$44,593
Nonperforming	—	—	11	57	5	—	—	73
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
Construction
Performing	$140,639	$82,523	$24,511	$9,834	$5,328	$3,858	$15,269	$281,962
Nonperforming	—	107	809	—	—	69	—	985
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
Other
Performing	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Total Portfolio Loans
Performing	$556,752	$398,935	$320,395	$507,151	$323,511	$626,904	$71,084	$2,804,732
Nonperforming	—	107	2,450	3,315	408	978	139	7,397
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	September 30, 2022
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,362,799	$133	$—	$133	$2,416	$1,365,348
Commercial and Industrial	325,604	69	99	168	201	325,973
Residential Mortgages	613,721	451	—	451	3,509	617,681
Other Consumer	46,645	176	176	352	9	47,006
Construction	349,162	—	—	—	875	350,037
Other	325,304	—	—	—	—	325,304
Total	$3,023,235	$829	$275	$1,104	$7,010	$3,031,349

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
There were no loans past due 90 days or more and still accruing at September 30, 2022 and December 31, 2021. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days and still accruing decreased $0.6 million to $1.1 million at September 30, 2022 compared to $1.7 million at December 31, 2021.
There were no nonaccrual or past due loans related to loans held-for-sale at September 30, 2022 or December 31, 2021.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by loan segment for the periods presented:

	September 30, 2022
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$3,337	$2,416	$—	$—
Commercial and Industrial	451	201	—	—
Residential Mortgages	2,551	3,509	1,212	—
Other Consumer	73	9	—	—
Construction	985	875	—	—
Other	—	—	—	—
Total Portfolio Loans	$7,397	$7,010	$1,212	$—

	December 31, 2021
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$21,891	$3,337	$—	$—
Commercial and Industrial	456	451	—	—
Residential Mortgages	4,135	2,551	—	—
Other Consumer	184	73	—	—
Construction	5,331	985	808	—
Other	—	—	—	—
Total Portfolio Loans	$31,997	$7,397	$808	$—
A loan is considered to be experiencing financial difficulty when it is transferred to nonaccrual status. Loans experiencing financial difficulty with a commitment of $1.0 million or more are individually evaluated. During the three and nine months ended September 30, 2022 and the twelve months ended December 31, 2021, no material amount of interest income was recognized on individually evaluated loans subsequent to their classification as individually evaluated loans.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision (recovery) for credit loss on loans in the period of change.

	Type of Collateral
	September 30, 2022	December 31, 2021
(Dollars in Thousands)	Real Estate	Real Estate
Commercial Real Estate	$2,137	$2,742
Commercial and Industrial	—	—
Residential Mortgages	1,212	—
Other Consumer	—	—
Construction	—	808
Other	—	—
Total	$3,349	$3,550
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,808	$5,688	$5,155	$1,719	$6,832	$60,779	$97,981
(Recovery) Provision for Credit Losses on Loans	(433)	1,542	466	206	1,856	(3,714)	(77)
Charge-offs	—	(3,432)	—	(418)	—	—	(3,850)
Recoveries	—	—	1	109	—	—	110
Net (Charge-offs) / Recoveries	—	(3,432)	1	(309)	—	—	(3,740)
Balance at End of Period	$17,375	$3,798	$5,622	$1,616	$8,688	$57,065	$94,164

	Nine Months Ended September 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision (Recovery) for Credit Losses on Loans	78	3,118	1,202	1,035	1,600	(4,666)	2,367
Charge-offs	—	(3,432)	(45)	(1,244)	—	—	(4,721)
Recoveries	—	1	97	332	149	—	579
Net (Charge-offs) / Recoveries	—	(3,431)	52	(912)	149	—	(4,142)
Balance at End of Period	$17,375	$3,798	$5,622	$1,616	$8,688	$57,065	$94,164

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	Three Months Ended September 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$28,141	$4,714	$5,367	$1,221	$8,145	$61,731	$109,319
(Recovery) Provision for Credit Losses on Loans	(304)	4	266	410	(789)	—	(413)
Charge-offs	(9,187)	(188)	(56)	(424)	—	—	(9,855)
Recoveries	9	3	1	198	32	—	243
Net (Charge-offs) / Recoveries	(9,178)	(185)	(55)	(226)	32	—	(9,612)
Balance at End of Period	$18,659	$4,533	$5,578	$1,405	$7,388	$61,731	$99,294

	Nine Months Ended September 30, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$36,428	$5,064	$2,099	$2,479	$8,004	$—	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	$61,642
(Recovery) Provision for Credit Losses on Loans	(7,080)	(1,719)	228	1,157	(629)	10,454	2,411
Charge-offs	(17,425)	(196)	(273)	(1,833)	—	—	(19,727)
Recoveries	149	5	168	479	93	—	894
Net (Charge-offs) / Recoveries	(17,276)	(191)	(105)	(1,354)	93	—	(18,833)
Balance at End of Period	$18,659	$4,533	$5,578	$1,405	$7,388	$61,731	$99,294
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS
The Company uses fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, individually evaluated loans, OREO, and certain other assets.
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
The following are descriptions of the valuation methodologies that the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At September 30, 2022 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)

Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	September 30, 2022
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$17,748	$17,748	$—	$—
U.S. Government Agency Securities	2,914	—	2,914	—
Residential Mortgage-Backed Securities	104,568	—	104,568	—
Commercial Mortgage-Backed Securities	37,082	—	37,082	—
Asset Backed Securities	80,776	4,996	75,780	—
Collateralized Mortgage Obligations	266,611	2,541	264,070	—
Small Business Administration	50,443	—	50,443	—
States and Political Subdivisions	228,655	—	228,655	—
Corporate Notes	62,414	—	55,099	7,315
Total Securities Available-for-Sale	851,211	25,285	818,611	7,315
Derivatives	24,122	—	24,122	—
Total	$875,333	$25,285	$842,733	$7,315

Liabilities
Derivatives	$23,558	$—	$23,558	$—
Total	$23,558	$—	$23,558	$—

	December 31, 2021
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$4,413	$4,413	$—	$—
U.S. Government Agency Securities	3,478	—	3,478	—
Residential Mortgage-Backed Securities	110,013	—	110,013	—
Commercial Mortgage-Backed Securities	4,168	—	4,168	—
Asset Backed Securities	81,863	—	81,863	—
Collateralized Mortgage Obligations	287,614	—	287,614	—
Small Business Administration	108,914	—	108,914	—
States and Political Subdivisions	262,202	—	262,202	—
Corporate Notes	59,735	—	51,177	8,558
Total Securities Available-for-Sale	922,400	4,413	909,429	8,558
Derivatives	3,508	—	3,508	—
Total	$925,908	$4,413	$912,937	$8,558

Liabilities
Derivatives	$3,682	$—	$3,682	$—
Total	$3,682	$—	$3,682	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.3 million that are considered to be Level 3 securities at September 30, 2022 and two totaling $8.6 million at December 31, 2021. The change in the fair value of Level 3 securities available-for-sale from $8.6 million at December 31, 2021 to $7.3 million at September 30, 2022 is attributable to a change in the fair value of $1.3 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends,

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)

management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	September 30, 2022
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$8,134	$8,134
Individually Evaluated Loans	$—	$—	$1,791	$1,791

	December 31, 2021
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$10,916	$10,916
Individually Evaluated Loans	$—	$—	$1,777	$1,777
Individually evaluated loans had a net carrying amount of $1.8 million at September 30, 2022 with a valuation allowance of $0.3 million. Individually evaluated loans had a net carrying amount of $1.8 million at December 31, 2021 with a valuation allowance of $1.0 million.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $8.1 million as of September 30, 2022, compared with $10.9 million at December 31, 2021. We had $0.6 million of write-downs recorded on OREO for the nine months ended September 30, 2022 and $3.3 million for the same period in 2021.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	September 30, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$1,791	Discounted Appraisals	Estimated Selling Costs	6.0%	6.0%
Total Individually Evaluated Loans	$1,791

OREO	$7,315	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	676	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs	20.1% – 60.1%	39.1%
Total OREO	$8,134

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$1,777	Discounted Appraisals	Management's Discount & Estimated Selling Costs	53.0%	53.0%
Total Individually Evaluated Loans	$1,777

OREO	$9,946	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	190	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	780	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	5.0% - 50.7%	20.3%
Total OREO	$10,916
A baseline discount rate has been established for impairment measurement. This baseline discount rate was back tested against historical OREO sales; therefore it represents an average recovery rate based on the transaction sizes and asset types in the population examined. Management considers the unique attributes and characteristics of each specific individually evaluated loan and may use judgment to adjust the baseline discount rate when appropriate.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)

The carrying values and estimated fair values of our financial instruments at September 30, 2022 and December 31, 2021 are presented in the following tables. Fair values for September 30, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at September 30, 2022
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$65,708	$38,749	$26,959	$—	$65,708
Securities Available-for-Sale	851,211	25,285	818,611	7,315	851,211
Loans Held-for-Sale	1,513	—	—	1,513	1,513
Portfolio Loans, net	2,937,185	—	—	2,908,527	2,908,527
Federal Home Loan Bank Stock, at Cost	3,192	—	—	NA	NA
Other Assets- Interest Rate Derivatives	24,122	—	24,122	—	24,122
Accrued Interest Receivable	17,562	75	4,394	13,093	17,562

Financial Liabilities:
Deposits	$3,725,929	$718,549	$1,758,727	$1,271,791	$3,749,067
Other Liabilities- Interest Rate Derivatives	23,558	—	23,558	—	23,558
FHLB Borrowings	30,000	—	—	30,000	30,000
Accrued Interest Payable	1,240	—	—	1,240	1,240

		Fair Value Measurements at December 31, 2021
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$277,799	$36,698	$241,101	$—	$277,799
Securities Available-for-Sale	922,400	4,413	909,429	8,558	922,400
Loans Held-for-Sale	228	—	—	228	228
Portfolio Loans, net	2,716,190	—	—	2,689,578	2,689,578
Federal Home Loan Bank Stock, at Cost	2,352	—	—	NA	NA
Other Assets- Interest Rate Derivatives	3,508	—	3,508	—	3,508
Accrued Interest Receivable	17,178	17	3,462	13,699	17,178

Financial Liabilities:
Deposits	$3,698,476	$747,909	$1,606,249	$1,369,228	$3,723,386
Other Liabilities- Interest Rate Derivatives	3,682	—	3,682	—	3,682
FHLB Borrowings	7,000	—	—	7,035	7,035
Accrued Interest Payable	1,378	—	—	1,378	1,378

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Value of Derivative Assets (Included in Other Assets)
	September 30, 2022			December 31, 2021
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	4	$681	$20	—	$—	$—
Interest Rate Swap Contracts – Commercial Loans	64	440,626	24,102	66	446,490	3,508
Total Derivatives not Designated as Hedging Instruments	68	$441,307	$24,122	66	$446,490	$3,508

	Fair Value of Derivative Liabilities (Included in Other Liabilities)
	September 30, 2022			December 31, 2021
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	4	$681	$20	—	$—	$—
Interest Rate Swap Contracts – Commercial Loans	64	440,626	23,538	66	446,490	3,682
Total Derivatives not Designated as Hedging Instruments	68	$441,307	$23,558	66	$446,490	$3,682

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income recognized on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$2	$1	$20	$3
Forward Sale Contracts – Mortgage Loans	(2)	(1)	(20)	(3)
Interest Rate Swap Contracts – Commercial Loans	295	35	738	188
Total Derivative Income	$295	$35	$738	$188
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(Dollars in Thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$24,102	$3,508	$23,538	$3,682
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	24,102	3,508	23,538	3,682
Gross Amounts Not Offset (1)	—	—	—	(4,080)
Net Amount	$24,102	$3,508	$23,538	$(398)
(1)Amounts represent collateral posted for the periods presented.
NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS
Borrowings serve as an additional source of liquidity for the Company. The Company had $30.0 million Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2022 and $7.0 million at December 31, 2021. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Total loans pledged as collateral were $1.4 billion at September 30, 2022 and $1.1 billion at December 31, 2021. There were no securities available-for-sale pledged as collateral at both September 30, 2022 and December 31, 2021. The Company continues to methodically pledge additional eligible loans and expect continued progress in additional pledging throughout the year. The Company is eligible to borrow up to an additional $807.8 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25.0% of the Company’s assets, as of September 30, 2022. The Company had the capacity to borrow up to an additional $667.3 million from the FHLB at December 31, 2021.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS – (continued)
The following table represents the balance of FHLB borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
FHLB Borrowings	$30,000	$7,000
Weighted Average Interest Rate	3.13%	1.61%
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to September 30, 2022 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$30,000	3.13%
2 years	—	—%
3 years	—	—%
4 years	—	—%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$30,000	3.13%
During the year ended December 31, 2021 the Company repaid four FHLB advances totaling $28.0 million with a weighted average cost to borrow of 1.0%. One FHLB advance totaling $3.0 million was repaid at maturity in the fourth quarter of 2021. The remaining FHLB advances totaling $25.0 million were repaid ahead of their scheduled maturity date and had unamortized prepayment fees related to the early repayment of the borrowings totaling $43 thousand at December 31, 2021. The FHLB borrowing of $7.0 million was prepaid in January 2022 outside of its scheduled maturity and had unamortized prepayment fees related to the early repayment of the borrowing of $18 thousand.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented 62.7% and 55.3%, of the commitments to extend credit at September 30, 2022 and December 31, 2021, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Commitments to Extend Credit	$525,086	$513,482
Standby Letters of Credit	26,725	27,083
Total	$551,811	$540,565
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – COMMITMENTS AND CONTINGENCIES – (continued)
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at Beginning of Period	$1,816	$2,167	$1,783	$144
Impact of Adopting ASU 2016-13	—	—	—	2,908
Balance after Adoption of ASU 2016-13	$1,816	$2,167	$1,783	$3,052
Provision (Recovery) for Unfunded Commitments	157	(60)	190	(945)
Total	$1,973	$2,107	$1,973	$2,107
Amounts are added or subtracted to the provision (recovery) for unfunded commitments through a charge or credit to current earnings in the provision (recovery) for unfunded commitments. An expense of $0.2 million was recorded during the three and nine month periods for the provision (recovery) for unfunded commitments, which resulted in an increase of $0.2 million and $1.1 million for the three and nine months ended September 30, 2022 compared to recoveries for the same periods in 2021.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty.
NOTE 10 – TAX EFFECTS ON OTHER COMPREHENSIVE LOSS
The following table presents the change in components of other comprehensive loss for the periods presented, net of tax effects:

(Dollars in Thousands)	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Losses Arising during the period	$(33,326)	$6,999	$(26,327)	$(4,588)	$963	$(3,625)
Reclassification Adjustment for Losses (Gains) included in Net Income	4	(1)	3	(1,341)	282	(1,059)
Other Comprehensive Loss	$(33,322)	$6,998	$(26,324)	$(5,929)	$1,245	$(4,684)

(Dollars in Thousands)	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Losses Arising during the period	$(111,360)	$23,386	$(87,974)	$(6,626)	$1,391	$(5,235)
Reclassification Adjustment for Gains included in Net Income	(48)	10	(38)	(6,450)	1,355	(5,095)
Other Comprehensive Loss	$(111,408)	$23,396	$(88,012)	$(13,076)	$2,746	$(10,330)
NOTE 11 – STOCK REPURCHASE PLAN
On June 28, 2022, the Company announced that the Board of Directors (“Board”) authorized a common stock repurchase program to purchase an additional 750,000 shares of its common stock in open market transactions, at prices that are accretive to continuing shareholders in the aggregate over a period of 12 months, subject to the non-objection letter from the Federal Reserve Bank of Richmond, which was received on July 26, 2022. During the three months ended September 30, 2022, 464,208 shares of common stock had been repurchased under this program at a total cost of $7.7 million, or an average price of $16.62 per share.
On December 13, 2021, the Company announced that its Board authorized, effective December 10, 2021, a common stock repurchase program to purchase up to 2,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months. Through April 28, 2022, when this repurchase program was fully executed, 1,969,593 shares of common stock had been repurchased under this program at a total cost of $32.4 million, or an average price of $16.46 per share. During the year ended December 31, 2021 the Company repurchased 30,407 shares of common stock at a total cost of $0.5 million, or an average price of $15.22 per share.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is intended to help the reader understand our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and nine month periods ended September 30, 2022 and September 30, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
•Important Note Regarding Forward-Looking Statements
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Estimates
•Overview
•Results of Operations and Financial Condition
•Earnings Summary
•Liquidity and Capital Resources
•Regulatory Capital Requirements
•Contractual Obligations
•Off-Balance Sheet Arrangements
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that relate to our financial condition, market conditions, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels and asset quality. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements including, but not limited to the effects of:
•market interest rates and the impacts of market interest rates on economic conditions, customer behavior, and the Company’s loan and securities portfolios;
•monetary and fiscal policies of the U.S. government, including policies of the Federal Reserve;
•changes in accounting policies, practices, or guidance, for example, our adoption of CECL, including potential volatility in the Company’s operating results due to application of the CECL methodology;
•cyber-security threats, attacks or events; rapid technological developments and changes;
•changes in the Company’s liquidity and capital positions;
•concentrations of loans secured by real estate, particularly commercial real estate, and the potential impacts of changes in market conditions on the value of real estate collateral;
•an insufficient ACL;
•the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, war and other military conflicts (such as the ongoing war between Russia and Ukraine) or public health events (such as the COVID-19 pandemic), and of any governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
•a change in spreads on interest-earning assets and interest-bearing liabilities;
•regulatory supervision and oversight;
•legislation affecting the financial services industry as a whole, and the Company and the Bank, in particular;
•the outcome of pending and future litigation and governmental proceedings;
•increasing price and product/service competition;
•the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; managing our internal growth and acquisitions;
•the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or more costly than anticipated;
•material increases in costs and expenses;
•reliance on significant customer relationships;
•general economic or business conditions, including unemployment levels, continuing supply chain disruptions and slowdowns in economic growth;
•expansions or consolidations in the Company’s branch network, including that the anticipated benefits of the Company’s branch network optimization project are not fully realized in a timely manner or at all;
•deterioration of the housing market and reduced demand for mortgages; and
•re-emergence of turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
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
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), management uses, and this quarterly report references, net interest income on a fully taxable equivalent, or (“FTE”), basis, which is a non-GAAP financial measure. Management believes this measure provides information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of net interest income and net interest margin on an FTE basis ensures the comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (GAAP) per the Consolidated Statements of Income is reconciled to net interest income adjusted on an FTE basis and net interest margin adjusted on an FTE basis in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A.
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
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2022 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.1 billion at September 30, 2022. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an insured, Virginia state-chartered bank, which operates branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
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
Highlights for the Three Months Ended September 30, 2022
•Net interest income increased $8.3 million, or 28.3%, to $37.7 million for the three months ended September 30, 2022 compared to $29.4 million for the same period in 2021 primarily due an increase of 69 basis points in the yield on earning assets due to the rising interest rate environment offset by a reduction of 13 basis points in funding costs;
•The recovery for credit losses was $(0.1) million for the three months ended September 30, 2022, compared to $(0.4) million for the same period in 2021;
•Total noninterest income decreased $1.7 million to $5.2 million for the three months ended September 30, 2022 compared to the same period in 2021 due primarily to a reduction in gains on sales of securities;
•Total noninterest expense decreased $1.2 million to $23.5 million for the three months ended September 30, 2022 compared to the same period in 2021; and
•Provision for income taxes increased $4.1 million to $5.0 million for the three months ended September 30, 2022 compared to $0.9 million for the same period in 2021.
Highlights for the Nine Months Ended September 30, 2022
•Net interest income increased $15.3 million, or 18.4%, to $98.4 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due an increase of 33 basis points in the yield on earning assets due to the rising interest rate environment offset by a reduction of 20 basis points in funding costs;
•The provision for credit losses remained relatively consistent at $2.4 million for the nine months ended September 30, 2022, compared to the same period in 2021;
•Total noninterest income decreased $6.9 million to $16.2 million for the nine months ended September 30, 2022 compared to $23.1 million for the same period in 2021 due primarily to a reduction in gains on sales of securities;
•Total noninterest expense decreased $6.7 million to $69.4 million for the nine months ended September 30, 2022 compared the same period in 2021 primarily resulting from our retail branch optimization project and the reversal of tax credit amortization due to an in-service date extension to 2023; and
•Provision for income taxes increased $5.4 million to $8.1 million for the nine months ended September 30, 2022 compared to $2.7 million for the same period in 2021.
Balance Sheet Highlights (period-end balances, September 30, 2022 compared to December 31, 2021)
•The securities portfolio decreased $71.2 million and is currently 20.7% of total assets compared to 22.3% of total assets. The decrease is due to the Company’s strategy of redeploying securities maturities into higher yielding loan growth and the continued decline in fair value due to rising market interest rates;
•Total portfolio loans increased $219.2 million, or 10.4%, on an annualized basis, primarily due to higher loan growth in the first nine months of 2022;
•The portfolio loans to deposit ratio was 81.4%, compared to 76.0%, as loan growth outpaced deposit growth;
•Total deposits increased $27.5 million to $3.7 billion at September 30, 2022 compared to December 31, 2021;
•The ACL to total portfolio loans ratio was 3.11% compared to 3.41%. The ACL on portfolio loans totaled $94.2 million at September 30, 2022, compared to $95.9 million with the decrease driven by a purchased syndicated C&I loan that was charged-down by $3.4 million, of which $2.6 million was previously reserved, loan growth and increased qualitative reserves, offset by declines in the other segment due to principal pay-downs; and

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•During the second quarter of 2022, the Company’s Board of Directors authorized an additional common share repurchase program to purchase up to 750,000 shares of the Company’s common stock, subject to the Federal Reserve’s non-objection letter, which was received on July 26, 2022. Since this date the Company repurchased 464,208 shares at an average price of $16.62 per share.
The Company reported net income of $14.4 million or $0.59 diluted earnings per share for the three months ended September 30, 2022 and $34.5 million, or $1.38 diluted earnings per share, for the nine months ended September 30, 2022 compared to net income of $11.2 million, or $0.42 diluted earnings per share and $26.0 million, or $0.98 diluted earnings per share, for the same periods in 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
PERFORMANCE RATIOS	2022	2021	2022	2021
Return on Average Assets	1.38%	1.07%	1.12%	0.84%
Return on Average Shareholders’ Equity	16.75%	10.95%	12.80%	8.76%
Portfolio Loans to Deposit Ratio	81.36%	78.66%	81.36%	78.66%
Allowance for Credit Losses to Total Portfolio Loans	3.11%	3.44%	3.11%	3.44%
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
Total net interest income increased $8.3 million, or 28.3% to $37.7 million and $15.3 million, or 18.4%, to $98.4 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These increases were primarily due to the increase in yield on loans and securities due to the rising interest rate environment and ongoing reduction in funding costs. Net interest income, on an FTE basis (non-GAAP), increased $8.3 million, or 27.8%, to $38.0 million and $15.0 million, or 17.7% to $99.3 million for the three and nine months ended September 30, 2022, respectively, compared to $29.7 million and $84.3 million for the same periods in 2021. The increases in net interest income, on an FTE basis (non-GAAP), were driven by higher interest income of $7.4 million and $10.7 million in the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, offset by lower interest expense of $0.9 million and $4.3 million in the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. Net interest margin increased 80 basis points to 3.72% and 48 basis points to 3.28% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. Net interest margin, on an FTE basis (non-GAAP), increased 79 basis points to 3.75% and 47 basis points to 3.31% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021.
The Company continues to focus on the expansion of net interest income and net interest margin. The third quarter and first nine months of 2022 were positively impacted by an increase in the yield on loans and investment securities due to the rising interest rate environment as well as the continued decline in funding costs. The three and first nine months of 2022 were also positively impacted by the collection of fees and enhanced pricing on loans related to one large credit relationship. Certain of these loans may not be renewed at maturity and/or may not otherwise impact the net interest income and net interest margin as significantly in future periods. In addition, rising market interest rates may begin to increase the Company’s funding costs in future periods.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table reconciles interest income and net interest income per the Consolidated Statements of Income to interest income on an FTE basis, net interest income on an FTE basis, and net interest margin on an FTE basis (non-GAAP), for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021
Interest Income (FTE)(Non-GAAP)
Interest and Dividend Income (GAAP)	$42,327	$34,913	$111,966	$100,964
Tax Equivalent Adjustment	279	330	870	1,178
Interest and Dividend Income (FTE) (Non-GAAP)	42,606	35,243	112,836	102,142
Average Earning Assets	$4,024,880	$3,988,343	$4,006,788	$3,967,087
Yield on Interest-earning Assets (GAAP)	4.17%	3.47%	3.74%	3.40%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	4.20%	3.51%	3.77%	3.44%

Net Interest Income (GAAP)	$37,725	$29,401	$98,406	$83,133
Tax Equivalent Adjustment	279	330	870	1,178
Net Interest Income (FTE) (Non-GAAP)	38,004	29,731	99,276	84,311
Average Earning Assets	$4,024,880	$3,988,343	$4,006,788	$3,967,087
Net Interest Margin (GAAP)	3.72%	2.92%	3.28%	2.80%
Net Interest Margin (FTE) (Non-GAAP)	3.75%	2.96%	3.31%	2.84%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(Dollars in Thousands)	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$25,151	$134	2.11%	$191,047	$76	0.16%
Tax-Free Investment Securities(2)	30,073	215	2.84%	26,849	221	3.27%
Taxable Investment Securities	942,571	5,466	2.30%	836,957	3,163	1.50%
Total Securities	972,644	5,681	2.32%	863,806	3,384	1.55%
Tax-Free Loans(1)(2)	141,082	1,115	3.14%	174,680	1,350	3.07%
Taxable Loans(1)	2,883,790	35,652	4.90%	2,755,595	30,403	4.38%
Total Loans	3,024,872	36,767	4.82%	2,930,275	31,753	4.30%
Federal Home Loan Bank Stock	2,213	24	4.30%	3,215	30	3.70%
Total Interest-Earning Assets	4,024,880	$42,606	4.20%	3,988,343	$35,243	3.51%
Noninterest Earning Assets	109,307			169,554
Total Assets	$4,134,187			$4,157,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$500,281	$462	0.37%	$424,517	$278	0.26%
Money Market	552,718	395	0.28%	420,946	307	0.29%
Savings	731,931	192	0.10%	668,436	176	0.10%
Certificates of Deposit	1,257,907	3,420	1.08%	1,435,716	4,623	1.28%
Total Interest-Bearing Deposits	3,042,837	4,469	0.58%	2,949,615	5,384	0.72%
Federal Funds Purchased	3,432	23	2.66%	—	—	—%
Federal Home Loan Bank Borrowings	3,913	31	3.14%	30,000	89	1.18%
Other Borrowings	6,326	79	4.95%	3,437	39	4.50%
Total Borrowings	13,671	133	3.86%	33,437	128	1.52%
Total Interest-Bearing Liabilities	3,056,508	4,602	0.60%	2,983,052	5,512	0.73%
Noninterest-Bearing Liabilities	736,441			769,871
Shareholders' Equity	341,238			404,974
Total Liabilities and Shareholders' Equity	$4,134,187			$4,157,897
Net Interest Income(2)		$38,004			$29,731
Net Interest Margin(2)			3.75%			2.96%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Dollars in Thousands)	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$64,858	$257	0.53%	$185,603	$182	0.13%
Tax-Free Investment Securities(2)	30,188	663	2.94%	37,064	906	3.27%
Taxable Investment Securities	959,456	13,650	1.90%	770,636	9,288	1.61%
Total Securities	989,644	14,313	1.93%	807,700	10,194	1.69%
Tax-Free Loans(1)(2)	147,372	3,480	3.16%	198,185	4,703	3.17%
Taxable Loans(1)	2,802,692	94,720	4.52%	2,771,860	86,965	4.19%
Total Loans	2,950,064	98,200	4.45%	2,970,045	91,668	4.13%
Federal Home Loan Bank Stock	2,222	66	3.97%	3,739	98	3.50%
Total Interest-Earning Assets	4,006,788	$112,836	3.77%	3,967,087	$102,142	3.44%
Noninterest Earning Assets	128,105			174,194
Total Assets	$4,134,893			$4,141,281

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$484,076	$1,082	0.30%	$402,663	$727	0.24%
Money Market	530,560	989	0.25%	361,204	877	0.32%
Savings	724,472	559	0.10%	657,101	507	0.10%
Certificates of Deposit	1,278,905	10,650	1.11%	1,522,384	15,328	1.35%
Total Interest-Bearing Deposits	3,018,013	13,280	0.59%	2,943,352	17,439	0.79%
Federal Funds Purchased	2,168	27	1.67%	—	—	—%
Federal Home Loan Bank Borrowings	3,978	47	1.58%	31,282	276	1.18%
Other Borrowings	5,637	206	4.89%	3,090	116	5.02%
Total Borrowings	11,783	280	3.18%	34,372	392	1.52%
Total Interest-Bearing Liabilities	3,029,796	13,560	0.60%	2,977,724	17,831	0.80%
Noninterest-Bearing Liabilities	744,597			767,207
Shareholders' Equity	360,500			396,350
Total Liabilities and Shareholders' Equity	$4,134,893			$4,141,281
Net Interest Income(2)		$99,276			$84,311
Net Interest Margin(2)			3.31%			2.84%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
Interest income increased $7.4 million, or 21.2% and $11.0 million, or 10.9%, for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Interest income, on an FTE basis (non-GAAP), increased $7.4 million, or 20.9% and $10.7 million, or 10.5% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The change was primarily due to increases in average interest-earning assets of $36.5 million and $39.7 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, and higher interest rate yields on interest-earning assets of 69 basis points and 33 basis points for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 due to the rising interest rate environment in fiscal year 2022.
For the three and nine months ended September 30, 2022 compared to the same periods in 2021, average interest-bearing deposits with banks decreased $165.9 million and $120.7 million, respectively, and the average rate earned increased 195 and 40 basis points, respectively, as funds were deployed into higher yielding loans and securities. Average loan balances increased $94.6 million for the three months ended September 30, 2022 and decreased $20.0 million for the nine months ended September 30, 2022 when compared to the same periods in 2021. Loan growth during the three months ended September 30, 2022 was the primary influence for the quarterly increase, offset by large commercial paydowns in the first nine months of 2022 and 2021 and the decline in average Paycheck Protection Program (“PPP”) loans, due to the continued forgiveness by the Small Business Administration, which contributed to the decline for the nine months ended September 30, 2022.
The average rate earned on loans increased 52 and 32 basis points for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to increased short-term interest rates during 2022. At September 30, 2022, the loan portfolio was comprised of 28.9% floating rate loans which reprice monthly, 39.9% variable rate loans that reprice at least once during the life of the loan and 31.2% fixed rate loans that do not reprice during the life of the loan.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average investment securities increased $108.8 million and $181.9 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The average rate earned on investment securities increased 77 basis points and 24 basis points for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The change in investment securities is the result of active balance sheet management to deploy excess cash combined with the continued decline in fair value. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of September 30, 2022, the securities portfolio was comprised of 48.0% variable rate securities with approximately 46.4% that will reprice at least once over the next 12 months. Having a significant percentage of variable rate securities is an important strategy during times of rising interest rates. Bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate structure is expected to limit the impact of rising rates on the Company’s unrealized losses on debt securities.
Interest expense decreased $0.9 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. The decrease was primarily due to the intentional runoff of higher cost CDs in 2021 and the first nine months of 2022. Interest expense on deposits decreased $0.9 million and $4.2 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to the decline in the average balance of CDs and the reduction in average rates paid on CDs.
The average balances on CDs decreased $177.8 million or 12.4% and $243.5 million, or 16.0% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to the aforementioned intentional runoff of these higher cost CDs. The average balances on our interest bearing core deposits, including money market accounts, interest-bearing demand accounts and savings accounts all increased by $131.8 million, $75.8 million and $63.5 million, respectively, for the three months ended September 30, 2022, and by $169.4 million, $81.4 million and $67.4 million, respectively, for the nine months ended September 30, 2022, when compared to the same periods in 2021. The average rates paid on interest-bearing demand accounts increased 11 and six basis points for the three and nine months ended September 30, 2022 and the average rate paid on money market accounts decreased one and seven basis points for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. The average rates paid on savings accounts for both the three and nine months ended September 30, 2022 remained relatively unchanged.
The average balances on borrowings decreased $19.8 million and $22.6 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 due to prepayments and scheduled maturities. As a result, the cost of interest-bearing liabilities decreased 13 and 20 basis points for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2022 Compared to September 30, 2021			Nine Months Ended September 30, 2022 Compared to September 30, 2021
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$(120)	$178	$58	$(182)	$257	$75
Tax-free Investment Securities(2)	25	(31)	(6)	(157)	(86)	(243)
Taxable Investment Securities	440	1,863	2,303	2,512	1,850	4,362
Total Securities	465	1,832	2,297	2,355	1,764	4,119
Tax-free Loans(1)(2)	(265)	30	(235)	(1,200)	(23)	(1,223)
Taxable Loans(1)	1,462	3,787	5,249	977	6,778	7,755
Total Loans	1,197	3,817	5,014	(223)	6,755	6,532
Federal Home Loan Bank Stock	(10)	4	(6)	(44)	12	(32)
Total Interest-Earning Assets	$1,532	$5,831	$7,363	$1,906	$8,788	$10,694

Interest Paid on:
Interest-Bearing Demand	$56	$128	$184	$163	$192	$355
Money Market	94	(6)	88	347	(235)	112
Savings	17	(1)	16	52	—	52
Certificates of Deposit	(533)	(670)	(1,203)	(2,248)	(2,430)	(4,678)
Total Interest-Bearing Deposits	(366)	(549)	(915)	(1,686)	(2,473)	(4,159)
Federal Funds Purchased	23	—	23	27	—	27
Federal Home Loan Bank Borrowings	(122)	64	(58)	(300)	71	(229)
Other Borrowings	36	4	40	93	(3)	90
Total Borrowings	(63)	68	5	(180)	68	(112)
Total Interest-Bearing Liabilities	(429)	(481)	(910)	(1,866)	(2,405)	(4,271)
Change in Net Interest Margin	$1,961	$6,312	$8,273	$3,772	$11,193	$14,965
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision (Recovery) for Credit Losses
The Company recognizes (recovery) provision for the allowance for credit losses (“ACL”) based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision (recovery) expense for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments. The Company adopted ASU 2016-03 on January 1, 2021, and increased the ACL by $64.5 million for the Day 1 adjustment which included $61.6 million to the ACL and $2.9 million related to the life-of-loss reserve on unfunded loan commitments.
The ACL was 3.11% of total portfolio loans at September 30, 2022, compared to 3.41% of total portfolio loans, at December 31, 2021. The provision for credit losses increased $0.3 million to $(0.1) million for the three months ended September 30, 2022 and remained relatively unchanged at $2.4 million for the nine months ended September 30, 2022, when compared to the same periods in 2021. The increase for the three months ended September 30, 2022 was primarily driven by loan growth, increased qualitative reserves of $3.0 million and a $4.9 million purchased syndicated C&I loan that was charged-down $3.4 million, of which $2.6 million was previously reserved, and then transferred to held-for-sale for $1.5 million, offset by the release of $3.7 million of reserves that were allocated to the other segment due to principal pay-downs. The increase in qualitative reserves were factors attributable to the residential mortgage and commercial construction portfolios. Project costs continue to escalate due to supply chain and labor disruptions as well as increased material costs. Absent material cost increases, supply chain and labor disruptions cause the overall construction duration to increase, increasing interest costs to the borrower. The bank has observed a handful of significant cost overruns on CRE projects. To date, these cost overruns have either been funded by the borrower and/or project sponsors or partially funded by the Bank within acceptable underwriting

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
guidelines. The Company continues to monitor these trends by diligently collecting data on commercial construction projects and analyzing risk presented to the Company’s loan portfolio.
The provision (recovery) for unfunded commitments increased $0.2 million and $1.1 million for the three and nine months ended September 30, 2022, respectively compared to the same periods in 2021 due to a decline in the reserve rates.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
(Losses) Gains on Sales of Securities, net	$(4)	$1,341	$(1,345)	(100.3)%	$48	$6,450	$(6,402)	(99.3)%
Service Charges, Commissions and Fees	1,750	1,660	90	5.4%	5,452	4,958	494	10.0%
Debit Card Interchange Fees	1,788	1,751	37	2.1%	5,570	5,456	114	2.1%
Insurance Commissions	876	427	449	105.2%	1,713	1,099	614	55.9%
Bank Owned Life Insurance Income	341	349	(8)	(2.3)%	1,009	1,031	(22)	(2.1)%
(Losses) Gains on Sales and Write-downs of Bank Premises, net	(4)	—	(4)	NM	342	—	342	NM
Other Real Estate Owned Income	13	7	6	85.7%	35	82	(47)	(57.3)%
Commercial Loan Swap Fee Income	18	1,096	(1,078)	(98.4)%	774	2,057	(1,283)	(62.4)%
Other	457	284	173	60.9%	1,231	1,972	(741)	(37.6)%
Total Noninterest Income	$5,235	$6,915	$(1,680)	(24.3)%	$16,174	$23,105	$(6,931)	(30.0)%
Total noninterest income decreased $1.7 million, or 24.3%, to $5.2 million for the three months ended September 30, 2022 and decreased $6.9 million, or 30.0%, to $16.2 million for the nine months ended September 30, 2022 when compared to the same periods in 2021. These decreases were primarily related to declines in net security gains of $1.3 million and $6.4 million in the three and nine months ended September 30, 2022, respectively. The decline in security gains was due to the rising interest rate environment resulting in lower securities prices in the market that discouraged sales.
Changes in total noninterest income for the three months ended September 30, 2022 also included a decrease of $1.1 million in commercial loan swap fee    income related to the timing and demand for this product in the current rising interest rate environment. Offsetting the decreases were increases of $0.4 million in insurance commissions due to increases in insurance provider income and an increase of $0.2 million in other noninterest income related to an increase in fair value due to our interest rate swap contracts with commercial customers in the third quarter of 2022. Also contributing to the offsetting decrease was was a $0.1 million increase in service charges on deposit accounts primarily driven by volume.
Along with the $6.4 million decline in net security gains previously mentioned for the nine months ended September 30, 2022, the Company also experienced declines of $1.3 million in commercial loan swap fee income and $0.7 million in other noninterest income. Partially offsetting these decreases were the following increases, $0.6 million in insurance commissions, $0.5 million in service charges, commissions and fees, $0.3 million in gains on sales and write-downs of bank premises, net, and $0.1 million in debit card interchange fees. Similar fluctuations as the three-month period ended September 30, 2022, the decline in other noninterest income for the nine month period ended September 30, 2022 related to premiums on the sale of bank branches. The increases related to debit card interchange fees were driven by higher customer activity and the $0.3 million gains on sales and write-downs of bank premises, net was due to a $0.4 million eminent domain settlement on a previously closed branch in the first quarter of 2022.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and Employee Benefits	$13,520	$12,816	$704	5.5%	$37,721	$39,084	$(1,363)	(3.5)%
Occupancy Expense, net	3,412	3,333	79	2.4%	10,060	10,298	(238)	(2.3)%
FDIC Insurance Expense	543	582	(39)	(6.7)%	1,540	1,882	(342)	(18.2)%
Other Taxes	848	825	23	2.8%	2,471	2,305	166	7.2%
Advertising Expense	368	196	172	87.8%	874	586	288	49.1%
Telephone Expense	448	519	(71)	(13.7)%	1,390	1,707	(317)	(18.6)%
Professional and Legal Fees	1,310	1,244	66	5.3%	3,731	3,908	(177)	(4.5)%
Data Processing	833	1,018	(185)	(18.2)%	2,516	2,893	(377)	(13.0)%
Losses on Sales and Write-downs of Other Real Estate Owned, net	169	608	(439)	(72.2)%	268	3,423	(3,155)	(92.2)%
Losses on Sales and Write-downs on Bank Premises, net	—	7	(7)	(100.0)%	—	114	(114)	(100.0)%
Debit Card Expense	797	700	97	13.9%	2,089	2,045	44	2.2%
Tax Credit Amortization	(764)	427	(1,191)	(278.9)%	466	1,281	(815)	(63.6)%
Other Real Estate Owned Expense	38	84	(46)	(54.8)%	220	280	(60)	(21.4)%
Other	1,941	2,326	(385)	(16.6)%	6,038	6,243	(205)	(3.3)%
Total Noninterest Expense	$23,463	$24,685	$(1,222)	(5.0)%	$69,384	$76,049	$(6,665)	(8.8)%
Total noninterest expense decreased $1.2 million and $6.7 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. For the three months ended September 30, 2022 the most significant decrease for the period was a decline of $1.2 million in tax credit amortization. The decrease resulted from the reversal of $1.4 million amortization expense for one of the Bank’s partnerships due to updated information from the developer, extending the in-service date to 2023. Also impacting the fluctuations for the three-month period were decreases of $0.4 million for losses on sales and write-downs of OREO, net, $0.4 million in other noninterest expense and $0.2 million in data processing expenses. These decreases were offset by an increase of $0.7 million in salaries and employee benefits and an increase of $0.2 million in advertising expense. The losses on sales and write-downs of OREO, net, related to sales and properties under contract during the third quarter of 2022. The decrease in other noninterest expense of $0.4 million related to a finder’s fee for the sale of two credit relationships in the third quarter of 2021 and the decrease in data processing expense is due to new modules added to our core processor also in the third quarter of 2021. The increase in salaries and employee benefits primarily relates to a $0.5 million profit sharing adjustment in the third quarter of 2022.
The decrease in noninterest expense for the nine-month period ended September 30, 2022 when compared to the same period in 2021 was primarily driven by a $3.2 million decrease on sales and write-downs of OREO, net. This nonrecurring write-down of $3.0 million was related to the closing of bank branches in the second quarter of 2021 that were transferred to OREO and marketed for sale. Also impacting the nine-month decrease was a $1.4 million decline in salaries and employee benefits, a $0.8 million in tax credit amortization, a $0.4 million decline in data processing expenses, a $0.3 million decrease in FDIC insurance expense, a $0.3 million in telephone expenses, $0.2 million decrease in occupancy expense, net, and $0.2 million decrease in professional and legal fees. These various decreases were offset by an increase of $0.3 million in advertising expenses and a $0.2 million increase in other taxes. The decline in salaries and employee benefits was due to lower medical expenses and our retail branch optimization project offset by the $0.5 million profit sharing adjustment in the third quarter of 2022. The decrease in tax credit amortization related to the reversal of amortization expense for one of the Bank’s partnerships mentioned above offset by a new historic tax credit that began in early 2022. The decrease in FDIC expense was due to improved financial metrics of the Bank that are used to perform the assessment.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes increased $4.1 million and $5.4 million to $5.0 million and $8.1 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. Pre-tax income increased $7.3 million and $13.9 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. The effective tax rate was 25.8% and 19.1% for the three and nine months ended September 30, 2022, respectively, compared to 7.7% and 9.5% for the same periods in 2021. The increase in the effective tax rate is primarily due to a higher level of pre-tax income and lower level of tax-exempt interest income and updated information from the developer extending the in-service date on a new tax credit from 2022 to 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).
Financial Condition
September 30, 2022
Total assets decreased $19.4 million, to $4.1 billion at September 30, 2022 compared to December 31, 2021. Federal Reserve Bank excess reserves decreased $154.4 million to $21.8 million at September 30, 2022 from $176.2 million at December 31, 2021 due to redeploying excess cash into higher yielding loans and securities.
Total portfolio loans increased $219.2 million, or 10.4% on an annualized basis, to $3.0 billion at September 30, 2022 compared to $2.8 billion at December 31, 2021 primarily due to consistent loan growth throughout 2022. During the first nine months of 2022 and 2021, loan growth was muted by large commercial loan payoffs and loan sales. The variances in loan segments for portfolio loans related to increases of $159.7 million in residential mortgages, $67.1 million in construction loans, $42.1 million in commercial real estate loans, and $2.3 million in other consumer loans offset by decreases of $32.6 million in the other category and $19.4 million in C&I loans.
Other real estate owned, (“OREO”), decreased $2.8 million at September 30, 2022 compared to December 31, 2021 due to sales and payments of OREO. Closed retail bank offices decreased $0.2 million with remaining book values of $0.8 million, of which $0.7 million is under contract, at September 30, 2022 and $1.0 million at December 31, 2021.
The securities portfolio decreased $71.2 million and is currently 20.7% of total assets at September 30, 2022 compared to 22.3% of total assets at December 31, 2021. The decrease is due to the Company’s strategy of redeploying securities maturities into higher yielding loan growth, as well as the increase in gross unrealized losses due to rising interest rates. At September 30, 2022, total gross unrealized gains in the available-for-sale portfolio were $0.4 million, offset by $109.7 million of gross unrealized losses. Refer to the “Securities Activity” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
Total deposits increased $27.5 million to $3.7 billion at September 30, 2022 compared to December 31, 2021. The increases included $57.3 million in interest-bearing demand accounts, $54.0 million in money market accounts, and $41.2 million in savings accounts offset by the intentional decline of $95.7 million in CDs and a decline of $29.3 million in noninterest-bearing demand accounts. At September 30, 2022, noninterest-bearing deposits comprised 19.3% of total deposits compared to 20.2% at December 31, 2021 and 19.7% at September 30, 2021. CDs comprised 33.5%, 36.3% and 38.3% of total deposits at September 30, 2022, December 31, 2021 and September 30, 2021, respectively.
Total capital decreased by $92.8 million to $314.8 million at September 30, 2022 compared to $407.6 million at December 31, 2021. The decrease in equity was primarily due to a $88.0 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities, a $40.1 million decrease related to the repurchase of common stock through September 30, 2022, partially offset by net income of $34.5 million for the nine months ended September 30, 2022 that was retained by the Company. The remaining difference of $0.8 million is related to stock-based compensation during the nine months ended September 30, 2022.
The ACL was 3.11% of total portfolio loans at September 30, 2022 compared to 3.41% as of December 31, 2021. General reserves as a percentage of total portfolio loans were 3.09% at September 30, 2022 compared to 3.38% at December 31, 2021. The decrease in the general reserves as a percentage of total portfolio loans was primarily driven by the release of $3.7 million of reserves that were allocated to the other segment due to principal pay-downs. Management believes, the ACL is adequate to absorb expected losses inherent in the loan portfolio.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company remains well capitalized. Our Tier 1 capital ratio decreased to 12.80% at September 30, 2022 compared to 14.21% at December 31, 2021. Our leverage ratio was 10.11% at September 30, 2022, compared to 10.62% at December 31, 2021 and total risk-based capital ratio was 14.06% at September 30, 2022 compared to 15.46% at December 31, 2021.The decrease is related to the aforementioned repurchase of common stock of $40.1 million through September 30, 2022. We adopted CECL effective January 1, 2021 and elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period.
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	September 30, 2022	December 31, 2021	$ Change
U.S. Treasury Securities	$17,748	$4,413	$13,335
U.S. Government Agency Securities	2,914	3,478	(564)
Residential Mortgage-Backed Securities	104,568	110,013	(5,445)
Commercial Mortgage-Backed Securities	37,082	4,168	32,914
Asset Backed Securities	80,776	81,863	(1,087)
Collateralized Mortgage Obligations	266,611	287,614	(21,003)
Small Business Administration	50,443	108,914	(58,471)
States and Political Subdivisions	228,655	262,202	(33,547)
Corporate Notes	62,414	59,735	2,679
Total Debt Securities	$851,211	$922,400	$(71,189)
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
The securities portfolio decreased by $71.2 million to $851.2 million at September 30, 2022 compared to $922.4 million at December 31, 2021. Securities comprise 20.7% of total assets at September 30, 2022 compared to 22.3% at December 31, 2021. The decrease is a result of redeploying securities maturities into higher yielding loan growth during 2022 and the continued decline in fair value. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures. As of September 30, 2022, the securities portfolio was comprised of 48.0% variable rate securities with approximately 46.4% that will reprice at least once over the next 12 months.
At September 30, 2022 total gross unrealized gains in the available-for-sale portfolio were $0.4 million, offset by $109.7 million of gross unrealized losses. At December 31, 2021, total gross unrealized gains in the available-for-sale portfolio were $10.0 million offset by $7.8 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily due to upward movement in interest rates, and not related to the credit quality of these securities. Our portfolio consists of 49.9% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 29.2% of the portfolio and largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the intent and ability to hold these securities to maturity and expect full recovery of the amortized cost.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved significantly upward over the past nine months, driving unrealized losses on these securities higher. Although the Federal Reserve is in the middle of an aggressive effort to raise short-term interest rates to combat inflation, the Company does not expect higher short-term rates to adversely impact the fair values of the Company’s investment securities to the same extent as increases in longer-term rates. The Company expects that higher short-term rates may improve yields on certain of the Company’s variable rate securities within the next six to twelve months.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
At December 31, 2021, the 5-year and 10-year U.S. Treasury yields were 1.26% and 1.52%, respectively. At September 30, 2022, those same bond yields were 4.06% and 3.83%, respectively. Therefore, this increase of 280 and 231 basis points, respectively in the intermediate part of the yield curve largely caused the reduction in bond prices for fixed rate bonds in that maturity range. Note, the effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate hikes.
Should the impairment of any of these securities become credit related, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the credit related impairment is identified, while any non-credit loss will be recognized in other comprehensive loss. At September 30, 2022 and December 31, 2021, the Company had no credit related net investment impairment losses.
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
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Commercial
Commercial Real Estate	$1,365,348	$1,323,252
Commercial and Industrial	325,973	345,376
Total Commercial Loans	1,691,321	1,668,628
Consumer
Residential Mortgages	617,681	457,988
Other Consumer	47,006	44,666
Total Consumer Loans	664,687	502,654
Construction	350,037	282,947
Other	325,304	357,900
Total Portfolio Loans	3,031,349	2,812,129
Loans Held-for-Sale	1,513	228
Total Loans	$3,032,862	$2,812,357
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
Total portfolio loans increased $219.2 million, or 10.4%, on an annualized basis, to $3.0 billion at September 30, 2022 compared to December 31, 2021 with strong production in our commercial real estate, residential mortgage and construction portfolios. The commercial portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. The Bank experienced strong growth in the residential mortgage loan portfolio during 2022. However, given the expectation of continued higher mortgage rates next year, we expect more modest growth. At September 30, 2022, the loan portfolio was comprised of 28.9% floating rates which reprice monthly, 39.9%, variable rates that reprice at least once during the life of the loan and the remaining 31.2% are fixed rate loans. The Company is carefully monitoring the loan portfolio during 2022, including in light of market conditions that impact our borrowers and the interest rate environment.
Our exposure to the hospitality industry at September 30, 2022 equated to approximately $368.2 million, or 12.1%, of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. Beginning in the second quarter of 2021, we observed improvements in occupancy and the average daily rates for our hotel clients following sharp declines as a result of the pandemic. However, our clients

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
continue to face challenges with respect to labor, which we believe impedes their ability to turnover rooms resulting in occupancy constraints. This has caused, or may cause, them to operate with lower levels of liquidity and an inability to reserve for capital improvements and may adversely affect their ability to pay property expenses, capital improvements and/or repay existing indebtedness. Contractual payments have been restored since the expiration of our deferral program on September 30, 2021. These developments, together with the current economic conditions, generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.
Aggregate commitments to our top 10 credit relationships were $669.8 million at September 30, 2022. The Other segment represents 48.1% of the top 10 credit relationships.
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending		Change	September 30, 2022	September 30, 2022
	September 30, 2022	December 31, 2021		% of Gross Loans	% of RBC
1. Hospitality, agriculture & energy	$321,893	$350,010	$(28,117)	10.61%	68.72%
2. Retail real estate & food services	58,920	56,073	2,847	1.94%	12.58%
3. Industrial & retail real estate	42,188	45,653	(3,465)	1.39%	9.01%
4. Multifamily development	40,000	36,720	3,280	1.32%	8.54%
5. Retail real estate	38,073	38,250	(177)	1.26%	8.13%
6. Hospitality	35,007	35,664	(657)	1.16%	7.47%
7. Multifamily & student housing	34,320	35,405	(1,085)	1.13%	7.33%
8. Hospitality	33,809	34,463	(654)	1.12%	7.22%
9. Special/limited use	33,736	33,736	—	1.11%	7.20%
10. Multifamily development	31,891	29,389	2,502	1.05%	6.81%
Top Ten (10) Relationships	$669,837	$695,363	$(25,526)	22.09%	143.01%
Total Gross Loans	$3,032,862	$2,812,357	$220,505
% of Total Gross Loans	22.09%	24.73%	(2.64)%
Concentration (25% of RBC)	$117,100	$120,781
Unfunded commitments on lines of credit were $455.8 million at September 30, 2022 as compared to $433.1 million at December 31, 2021. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 52.6% at September 30, 2022 and 52.2% at December 31, 2021. Unfunded commitments on commercial operating lines of credit was 53.9% at September 30, 2022 and 51.7% at December 31, 2021.
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
Deferred costs and fees included in the portfolio balances above were $7.8 million and $4.5 million at September 30, 2022 and December 31, 2021, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $169.5 thousand and $190.6 thousand at September 30, 2022 and December 31, 2021, respectively.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that has fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. There were zero mortgage loans held-for-sale at September 30, 2022 and $0.2 million at December 31, 2021. During the third quarter of 2022, a $4.9 million purchased syndicated C&I loan was charged-down $3.4 million and the remaining $1.5 million was transferred to held-for-sale.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	September 30, 2022	December 31, 2021	$ Change
Nonperforming Loans
Commercial Real Estate	$2,416	$3,337	$(921)
Commercial and Industrial	201	451	(250)
Residential Mortgages	3,509	2,551	958
Other Consumer	9	73	(64)
Construction	875	985	(110)
Other	—	—	—
Total Nonperforming Loans	7,010	7,397	(387)
Other Real Estate Owned	8,134	10,916	(2,782)
Total Nonperforming Assets	$15,144	$18,313	$(3,169)
Nonperforming assets decreased $3.2 million to $15.1 million at September 30, 2022 compared to December 31, 2021. The decrease was primarily due to a $2.8 million decrease in OREO, driven primarily by sales and payments. Closed retail bank offices have a remaining book value of $0.8 million at September 30, 2022, of which $0.7 million are under contract, and $1.0 million at December 31, 2021. During the first quarter of 2022, two branch closures were completed as part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency. In addition, two former closed offices were also moved to OREO. During the nine months ended September 30, 2022, a total of five branch office locations were sold and four are under contract.

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
Troubled Debt Restructuring Disclosures Prior to Our Adoption of ASU No. 2022-02
Prior to our adoption of ASU No. 2022-02, the Company accounted for a Troubled Debt Restructurings (“TDRs”) as a loan which, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower that we would not otherwise grant. The Company strives to identify borrowers in financial difficulty early and work with them to modify terms and conditions before their loan defaults and/or is transferred to nonaccrual status. Modified terms that might have been considered a TDR generally included extension of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may have been instances of principal forgiveness. Short-term modifications that were considered insignificant were generally not considered a TDR unless there were other concessions granted. On April 1, 2022, the Company adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2022. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to ASU No. 2022-02.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment for the periods presented:

	September 30, 2022		December 31, 2021
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$17,375	45.0%	$17,297	47.0%
Commercial & Industrial	3,798	10.8%	4,111	12.3%
Residential Mortgages	5,622	20.4%	4,368	16.3%
Other Consumer	1,616	1.5%	1,493	1.6%
Construction	8,688	11.5%	6,939	10.1%
Other	57,065	10.7%	61,731	12.7%
Balance End of Year	$94,164	100.0%	$95,939	100.0%
The following table summarizes the credit quality ratios and their components as of September 30, 2022 and December 31, 2021:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$94,164	$95,939
Total Portfolio Loans	3,031,349	2,812,129
Allowance for Credit Losses to Total Portfolio Loans	3.11%	3.41%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$7,010	$7,397
Total Portfolio Loans	3,031,349	2,812,129
Nonperforming Loans to Total Portfolio Loans	0.23%	0.26%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$94,164	$95,939
Nonperforming Loans	7,010	7,397
Allowance for Credit Losses to Nonperforming Loans	1,343.28%	1,297.00%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$5,538	$23,127
Average Total Portfolio Loans	2,949,906	2,927,083
Net Charge-offs to Average Portfolio Loans	0.19%	0.79%
See the Credit Quality and Allowance for Credit Losses sections within this MD&A for an analysis of the factors that drove the changes in the ACL ratios presented in the previous table. The net charge-offs of $23.1 million for the full year 2021 was primarily attributable to the resolution of five problem relationships during 2021, in which the majority of losses were anticipated and previously reserved.
The provision (recovery) for credit losses, which includes a provision (recovery) for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $0.3 million to $(0.1) million for the three months ended September 30, 2022 and decreased slightly to $2.4 million for the nine months ended September 30, 2022 compared to the same periods in 2021. The increase for the three months ended September 30, 2022 was primarily driven by loan growth, increased qualitative reserves and a purchased syndicated commercial and industrial (“C&I”) loan that was charged-down by $3.4 million, of which $2.6 million was previously reserved, offset by the release of $3.7 million in the other segment due to principal pay-downs.
The provision (recovery) for unfunded commitments increased $0.2 million and $1.1 million for the three and nine months ended September 30, 2022 when compared to the same periods in 2021 due to changes in reserve rates. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans. There are three basic factors that influence the reserve rates associated with unfunded commitments for construction loans. First, the reserve

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain commercial real estate loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $3.7 million and $4.1 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. During the three months ended September 30, 2022, the Company charged-down $3.4 million on a $4.9 million purchased syndicated C&I loan and transferred $1.5 million to held-for-sale. As a percentage of average total portfolio loans, on an annualized basis, net charge-offs were 0.49% and 0.19% for the three and nine months ended September 30, 2022 compared to 1.30% and 0.85% for the same periods in 2021. At September 30, 2022, nonperforming loans decreased $0.4 million, or 5.2%, to $7.0 million since December 31, 2021. Nonperforming loans as a percentage of total portfolio loans were 0.23% and 0.26% as of September 30, 2022 and December 31, 2021, respectively.
The ACL was 3.11% of total portfolio loans at September 30, 2022, compared to 3.41% of total portfolio loans, at December 31, 2021.
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	September 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,351,618	$320,069	$612,481	$46,917	$348,848	$180,768	$2,860,701
Special Mention	10,910	—	992	—	207	1,145	13,254
Substandard	2,820	5,904	4,208	89	982	143,391	157,394
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,365,348	$325,973	$617,681	$47,006	$350,037	$325,304	$3,031,349

Performing	$1,362,932	$325,772	$614,172	$46,997	$349,162	$325,304	$3,024,339
Nonperforming	2,416	201	3,509	9	875	—	7,010
Total Portfolio Loans	$1,365,348	$325,973	$617,681	$47,006	$350,037	$325,304	$3,031,349

	December 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,314,576	$337,294	$453,894	$44,554	$281,241	$185,247	$2,616,806
Special Mention	5,260	8	553	—	604	3,281	9,706
Substandard	3,416	8,074	3,541	112	1,102	169,372	185,617
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129

Performing	$1,319,915	$344,925	$455,437	$44,593	$281,962	$357,900	$2,804,732
Nonperforming	3,337	451	2,551	73	985	—	7,397
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129
Special mention, substandard and doubtful loans at September 30, 2022 decreased $24.7 million to $170.6 million compared to $195.3 million at December 31, 2021. The increase of $3.5 million in special mention is primarily related to one large CRE

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
loan that downgraded from pass, offset by payments and an upgrade to pass on one credit. The decrease of $28.2 million in substandard loans related to paydowns in the other loan category during the second and third quarters of 2022.
Additionally, refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL.
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
Noninterest-Bearing Demand	$718,549	$747,909	$(29,360)	(3.9)%
Interest-Bearing Demand	509,949	452,644	57,305	12.7%
Money Market	517,031	463,056	53,975	11.7%
Savings	731,747	690,549	41,198	6.0%
Certificate of Deposits	1,248,653	1,344,318	(95,665)	(7.1)%
Total Deposits	$3,725,929	$3,698,476	$27,453	0.7%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and has the ability to attract new depositors while diversifying the deposit composition. Total deposits at September 30, 2022 increased $27.5 million, or 0.7%, from December 31, 2021. The increase in deposits primarily related to an increase in our core deposits of $123.1 million, or 7.0% on an annualized basis. Our core deposits include noninterest-bearing demand accounts, interest-bearing demand deposits, money market accounts and savings accounts. The decrease of $95.7 million, or 7.1% in CDs at September 30, 2022 compared to December 31, 2021 is due to the intentional runoff of higher cost CDs. Noninterest-bearing deposits comprised 19.3% and 20.2% of total deposits at September 30, 2022 and December 31, 2021, respectively.
The following table presents additional information in relation to deposits:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Deposits from the Certificate of Deposit Account Registry Services (CDARS)	$922	$139
Noninterest-Bearing Public Funds Deposits	22,117	58,393
Interest-Bearing Public Funds Deposits	160,054	123,968
Total Deposits not Covered by Deposit Insurance(1)	410,703	396,626
Certificates of Deposits not Covered by Deposit Insurance	145,530	147,134
Deposits for Certain Directors, Executive Officers and their Affiliates	3,178	3,032
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at September 30, 2022 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$15,830	10.9%
Over Three Months Through Twelve Months	63,239	43.5%
Over Twelve Months Through Three Years	52,138	35.8%
Over Three Years	14,323	9.8%
Total	$145,530	100.0%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Federal Home Loan Bank Borrowings (“FHLB”)
Borrowings are an additional source of liquidity for the Company. We had $30.0 million FHLB borrowings at September 30, 2022 and $7.0 million at December 31, 2021. These borrowings were a result of higher loan demand in the later part of the third quarter of 2022 as a short-term funding source.
Information pertaining to FHLB advances is summarized in the following table:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Balance at Period End	$30,000	$7,000
Average Balance during the Period	$3,978	$25,986
Average Interest Rate during the Period	1.58%	1.20%
Maximum Month-end Balance during the Period	$30,000	$35,000
Average Interest Rate at Period End	3.13%	1.61%
The Company held FHLB of Atlanta stock of $3.2 million and $2.4 million at September 30, 2022 and December 31, 2021, respectively. Dividends recorded on this restricted stock were $24 thousand and $66 thousand for the three and nine months ended September 30, 2022 compared to $30 thousand and $98 thousand for the same periods in 2021. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $623.7 million of unpledged available-for-sale investment securities as an additional source of liquidity.
An important component of the Company’s ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
risk tolerance levels of minimal, moderate and high. At September 30, 2022, the Bank had $652.1 million in highly liquid assets, which consisted of $5.1 million in interest-bearing deposits in other financial institutions, $21.8 million in FRB Excess Reserves, $623.7 million in unpledged securities and $1.5 million in syndicated C&I loans held-for-sale. This resulted in highly liquid assets to total assets ratio of 15.9% at September 30, 2022.
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Cash and Due From Banks	$38,749	$36,698
Interest-bearing Deposits in Other Financial Institutions	5,129	64,905
Federal Reserve Bank Excess Reserves	21,830	176,196
Unpledged Investment Securities	623,653	743,836
Excess Pledged Securities	61,980	28,417
FHLB Borrowing Availability	807,846	667,307
Unsecured Lines of Credit	145,000	145,000
Total Liquidity Sources	$1,704,187	$1,862,359
Regulatory Capital Requirements
Total shareholders’ equity decreased by $92.8 million to $314.8 million at September 30, 2022 compared to $407.6 million at December 31, 2021. The decrease in equity was primarily due to a $88.0 million, net of tax, decline in other comprehensive loss due to changes in the fair value of available-for-sale securities due to unrealized losses driven by increases in market interest rates, a $40.1 million decrease related to the repurchase of common stock through September 30, 2022, partially offset by net income of $34.5 million for the nine months ended September 30, 2022 that was retained by the Company . The remaining difference of $0.8 million is related to stock-based compensation during the nine months ended September 30, 2022.
The Company and the Bank are subject to various capital requirements administered by the federal banking regulators. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulations to ensure capital adequacy require us to maintain minimum amounts and ratios.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At September 30, 2022, the Bank continues to maintain its capital position with a leverage ratio of 10.06% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 12.74% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 12.74% and 14.00%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized(1)	September 30, 2022		December 31, 2021
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$426,489	10.11%	$443,940	10.62%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	426,489	12.80%	443,940	14.21%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	426,489	12.80%	443,940	14.21%
Total Capital (to Risk-weighted Assets)	10.50%	NA	468,398	14.06%	483,124	15.46%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$424,140	10.06%	$438,533	10.49%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	424,140	12.74%	438,533	14.04%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	424,140	12.74%	438,533	14.04%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	466,035	14.00%	477,710	15.29%
(1)To be “well capitalized” under the prompt corrective action, framework, which, applies to the Bank only.
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
Contractual Obligations
As of September 30, 2022, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2022, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

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
NII rate shock simulation results are compared to a base case NII result to provide an estimate of the impact that simulated market rate changes may have on 12 months and 24 months of pretax NII. The base case earnings scenario together with various rate shock earning scenarios are modeled utilizing both a static and growth balance sheet. A static balance sheet is a no-growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread over a prescribed index. Parallel rate shock analyses assume an immediate parallel shift in market interest rates across all horizons of the yield curve and also include management’s assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market, and savings) and changes in the prepayment behavior of loans and securities with embedded optionality. Our policy guidelines limit the change in pretax NII over a 12-month horizon using rate shocks of +/- 100, 200, 300, and 400 basis points. We have temporarily suspended the -300 and -400 basis point rate shock analyses. Due to the rising interest rate environment, we believe the impact to NII when evaluating the -300 and -400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position.
To monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE rate shock simulations using the same assumptions used in the NII rate shock simulations discussed above. EVE represents the present value of all asset cash flows discounted with related market interest rates minus the present value of all liability cash flows which are also discounted with related market interest rates. The impact of a changing interest rate environment on the Company’s projected EVE is analyzed by shocking market interest rates, then modeling the impact of the rate shock on both the cash flow of assets and liabilities, and the underlying discount rate utilized in the present value calculation of the assets and liabilities. Market rate shock results are then compared to base case simulation results to determine the impact that market rate changes may have on our EVE. As with NII rate shock analyses, EVE rate shock analyses incorporate management’s assumptions regarding prepayment behavior of fixed rate loans and securities with embedded optionality and the behavior and value of non-maturity deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300, and 400 basis points. We have also temporarily suspended the EVE -300 and -400 basis point rate shock scenarios due to the rising interest rate environment.
The following tables reflect the NII rate shock analyses and EVE analyses results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by management.

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

	September 30, 2022		December 31, 2021
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
400	18.6%	(3.7)%	43.6%	24.6%
300	14.1%	(1.6)%	33.1%	20.6%
200	9.5%	(0.3)%	22.5%	15.4%
100	4.7%	0.4%	11.4%	8.6%
-100	(6.4)%	(3.1)%	(2.4)%	(7.0)%
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
Based on the ALM results presented above for the quarters ending September 30, 2022 and December 31, 2021, the Company’s balance sheet is less asset sensitive at September 30, 2022 than it previously was at December 31, 2021. This migration in asset sensitivity is due to 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and floating rate securities and portfolio loans that are less sensitive to future market interest rate changes, and 2) the recent shifts in the shape of the yield curve between the two periods presented above.
In addition to rate shocks and EVE analyses, sensitivity analyses are performed to help us identify which model assumptions are critical and cause the greatest impact on pretax NII. Sensitivity analyses include changing prepayment behavior of loans and securities with optionality, repricing correlations, and the impact of interest rate changes on non-maturity deposit products (decay rates).
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Although the timing and outcome of these legal and administrative proceedings and claims cannot be predicted with certainty, based on information presently available and after consultation with legal counsel, management does not believe that the disposition of such proceedings or claims will have a material adverse effect on our business, consolidated financial position, or results of operations. As of September 30, 2022, no material legal proceedings were pending or threatened against the Company.
ITEM 1A – RISK FACTORS
As of September 30, 2022, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2021 Annual Report on Form 10-K.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 13, 2021, the Company announced that its Board authorized, effective December 10, 2021, a common share repurchase program to purchase up to 2,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months (the “Prior Program”). The Prior Program authorized the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Prior Program permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The Prior Program was originally authorized through December 9, 2022, did not obligate the Company to purchase any particular number of shares, and was exhausted as of April 28, 2022.
On June 28, 2022, the Company announced that its Board authorized, effective August 1, 2022, a common share repurchase program to purchase up to 750,000 shares of the Company’s common stock in the aggregate over a period of twelve months, subject to non-objection from the Federal Reserve Bank of Richmond, which was received in July 2022 (the “Current Program”). The Current Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the Current Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements. The Current Program is authorized through August 1, 2023, although it may be modified or terminated by the Board at any time. The Current Program does not obligate the Company to purchase any particular number of shares
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs(1)
July 1 - July 31, 2022	—	$—	—	750,000
August 1 - August 31, 2022	210,862	16.63	210,862	539,138
September 1 - September 30, 2022	253,346	16.62	253,346	285,792
Total	464,208	$16.62	464,208
(1)The number shown represents, as of the end of each period, the approximate number of Common Stock shares that may yet be purchased under publicly-announced share repurchase plan authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.

CARTER BANKSHARES, INC.
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

CARTER BANKSHARES, INC. (Registrant)

Date: November 4, 2022	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)