Form 10-K
period 2022-12-31
Carter Bankshares, Inc.
filed 2023-03-10
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of Carter Bankshares, Inc.’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2022 was $317,918,740.
There were 23,922,128 shares of common stock of Carter Bankshares, Inc. outstanding as of March 7, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Carter Bankshares, Inc., to be filed pursuant to Regulation 14A for the 2023 annual meeting of shareholders to be held May 24, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that relate to our financial condition, market conditions, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels and asset quality. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements including, but not limited to the effects of:
•market interest rates and the impacts of market interest rates on economic conditions, customer behavior, and the Company’s loan and securities portfolios;
•inflation, market and monetary fluctuations;
•changes in trade, monetary and fiscal policies and laws of the U.S. government, including policies of the Federal Reserve;
•changes in tax laws;
•the security of our electronic systems and information;
•technological risks and developments, and cyber-security threats, attacks or events;
•rapid technological developments and changes;
•changes in the Company’s liquidity and capital positions;
•concentrations of loans secured by real estate, particularly commercial real estate, and the potential impacts of changes in market conditions on the value of real estate collateral;
•an insufficient allowance for credit losses (“ACL”);
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
•regulatory supervision and oversight, including our relationship with regulators and any actions that may be initiated by our regulators;
•legislation affecting the financial services industry as a whole (such as the Inflation Reduction Act of 2022), and the Company and the Bank, in particular;
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
•significant weakening of the local economies in which we operate;
•changes in customer behaviors, including consumer spending, borrowing and saving habits;
•changes in deposit flows and loan demand;
•our failure to attract or retain key employees;
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
Many of these factors, as well as other factors, are described throughout this Annual Report on Form 10-K, including Part I, Item 1A, “Risk Factors” and any of our subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1
ITEM 1. BUSINESS
General
Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia with assets of $4.2 billion at December 31, 2022. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered commercial bank which operates 66 branches in Virginia and North Carolina. The Bank provides a full range of retail and commercial financial products and services and insurance products.
In this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “we,” “us” and “our” refer to the Company and its subsidiaries, including the Bank.
History and Holding Company Reorganization
The Bank commenced business on December 29, 2006, following the effectiveness of the concurrent merger of ten banking institutions. The ten merged banks and their respective main office locations were Blue Ridge Bank, N.A. (Floyd, Virginia); Central National Bank (Lynchburg, Virginia); Community National Bank (South Boston, Virginia); First National Bank (Rock Mount, Virginia); First National Exchange Bank (Roanoke, Virginia); Mountain National Bank (Galax, Virginia); Patrick Henry National Bank (Martinsville, Virginia); Patriot Bank, N.A. (Fredericksburg, Virginia); Peoples National Bank (Danville, Virginia); and Shenandoah National Bank (Staunton, Virginia).
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Operations
The Company is a bank holding company that conducts its business solely through the Bank. The Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to customers. The Bank incurs expenses for the cost of deposits, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and tax expense.
The Bank’s mission is to be the preferred lifetime financial partner for customers and shareholders, and the employer of choice in the communities the Bank is privileged to serve. Our strategic plan focuses on restructuring the balance sheet to provide more diversification and higher yielding assets to increase our net interest margin. Another area of focus is the transformation of the infrastructure of the Bank to provide a foundation for operational efficiency and new products and services for our customers that will ultimately increase noninterest income.
Our focus continues to be on loan and deposit growth with a shift in the composition of deposits to lower cost core deposits with less dependence on higher cost certificates of deposits (“CDs”). We also continue to focus on implementing opportunities to increase fee income while closely monitoring our operating expenses. The Bank is also focused on executing our strategy to successfully build our brand and grow our business in our markets.
The Bank offers a full range of deposit services including Lifetime Free Checking, interest checking accounts, savings accounts, retirement accounts and other deposit accounts of various types, ranging from money market accounts to longer-term CDs. These products and services are available to our personal and business customers. The transaction accounts and CDs are tailored to each of the Bank's principal markets at competitive rates. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.
The Bank also offers a full range of commercial and consumer loans. Commercial loans include both secured and unsecured loans, real estate construction and acquisition loans, and commercial and industrial loans. Consumer loans include residential mortgage, secured and unsecured loans for financing automobiles, home improvements, education, overdraft protection, personal investments and credit cards. The Bank also originates and holds fixed and variable rate mortgage loans and offers home equity lines of credit to its customers.
The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a “loan to one” borrower limit of an amount equal to 15% of the Bank's unimpaired capital and surplus. The Bank may not make loans to any director, officer, associate or 10% shareholder of the Company unless the loan is approved by the Company’s Board of Directors (the “Board”) and is made on terms no more favorable than loans made available to a person not affiliated with the Bank.
Our other bank services include safe deposit boxes, direct deposit of payroll and social security checks and debit cards. Online banking products including a full suite of digital tools including: online and mobile banking, online account opening, bill pay, eStatements (paperless electronic statements), mobile deposit, Zelle®, CardValet®, digital wallet, and MoneyPass® network of ATMs. Treasury and corporate cash management services are also available to our business customers. The Bank also provides title insurance and other financial institution-related products and services. The Bank has no current plans to exercise trust powers.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
Associates
As of December 31, 2022, we employed 667 full-time associates and five part-time associates across our two-state footprint. No associates are represented by a collective bargaining unit. For fiscal year 2022, we hired 151 associates and our voluntary separation turnover rate was 22.4%.
Compensation, Benefits, and Wellness
Our compensation strategy includes the development of job descriptions that are reviewed annually. We use market-based compensation and benefits data to provide competitive salaries and benefits to our associates. We offer paid leave, health benefits, wellness programs, a 401(k) program with matching and employer contributions, restricted stock awards for high performing associates, flexible spending accounts, and employee assistance programs to all eligible associates. We bring in external professionals who conduct wellness programs, which has been especially effective during the COVID-19 pandemic, to help our associates remain focused on their health and wellness.
Associate Performance and Development
The development and performance of our associates is centered on open dialogue that provides the associate with our expectations for their role and management with the opportunity to understand associates’ career aspirations. Our performance review process uses core competencies and a standardized rating system to measure performance. Associates are provided the opportunity at the start of the review cycle to perform a self-assessment including comments on their performance. These self-assessments are available for leaders to review as they develop an associate’s overall performance rating. The performance review is used as a factor for the merit increase process.
The Bank conducts a standard New Hire Orientation program that associates attend on their first day of employment so new associates receive consistent information to jump start their new opportunity with the Bank. Associates also complete an average of 15 hours of regulatory and compliance training each year, in addition to training specific to their job duties and responsibilities. The Bank also develops and conducts programs to provide leaders with the tools and resources they need to develop their associates and build high-performing teams. Associates are given opportunities to attend webinars and enroll in outside classes to enrich their professional goals.
Diversity, Equity, and Inclusion
We strive to promote inclusion through our core Company values and behaviors. We use various communication channels to develop an engaged workforce and create an inclusive workplace. In 2021, we created a Diversity, Equity, and Inclusion Council (the “DEI Council”) that is overseen by our Chief Executive Officer (or “CEO”) and directed by our Chief Human

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Resources Officer and our Regulatory Risk Management Director. The DEI Council consists of at least 10 associates from across our organization and is focused on collecting information, developing a roadmap, and presenting information to management to further the Bank’s efforts of identifying focus areas and recommending action plans to cultivate a culture that will attract and retain a diverse workforce.
Here is a snapshot of our diversity metrics as of December 31, 2022:

Gender	% of Total Workforce
Female	79.00%
Male	21.00%

Generation	% of Total Workforce
Generation Z (1997 and later)	8.90%
Millennials (1981 - 1996)	38.30%
Generation X (1965 – 1980)	31.00%
Baby Boomers (1946 – 1964)	20.80%
Silent Generation (before 1946)	1.00%

Ethnicity	% of Total Workforce
American Indian / Alaskan Native	0.20%
Asian	0.90%
Black or African American	10.20%
Hispanic or Latino	2.20%
Not specified	0.90%
Two or more races	2.10%
White	83.50%
We continue our commitment to equal employment opportunities by focusing on attracting, developing and retaining a diverse workforce. We launched an annual engagement survey that includes a section to inform the Bank on many areas of engagement, including inclusion. Our leaders continue to use this data to inform decisions on how to continue to develop a diverse workforce.
Talent Acquisition and Retention
We focus on fairness and equitable approaches to create an environment where all of our associates can develop and thrive. Our efforts include ongoing reviews of our selection and hiring practices alongside a continued focus on pay analysis to offer our associates salaries based on their experience, knowledge, skills, abilities, and fit for a position’s duties and responsibilities.
Our talent acquisition program uses various external partners to reach a diverse population of candidates. We have developed training programs that prepare associates for their roles and responsibilities. Our leaders identify and work with our Human Resources teams to promote associates when opportunities are available.
Supervision and Regulation
General
Bank holding companies, banks and their affiliates are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities including, but not limited to, the Bureau of Financial Institutions (the “Bureau”) of the Virginia State Corporation Commission (the “SCC”), the FDIC, the FRB, the Internal Revenue Service (“IRS”), federal and state taxing authorities, and the SEC.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
Regulatory Reform
The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the The Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, which, in part, was intended to implement significant structural reforms to the financial services industry. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Bank. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. In particular, the EGRRCPA amended certain provisions of the Dodd-Frank Act as well as statutes administered by the Federal Reserve and the FDIC. Certain provisions of the Dodd-Frank Act and changes thereto resulting from the enactment of EGRRCPA that may affect the Company and the Bank are discussed below in more detail.
The Company and the Bank continue to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how we conduct business. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future.
Regulation of the Company and the Bank
As a Virginia bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (the “BHCA”) and regulation and supervision by the FRB, and also is subject to the bank holding company laws of Virginia and is subject to regulation and supervision by the SCC and the Bureau. Pursuant to the BHCA, the FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company. The FRB and the FDIC have adopted guidelines and released interpretative materials that establish operational and managerial standards to promote the safe and sound operation of banks and bank holding companies. These standards relate to the institution’s key operating functions, including but not limited to capital management, internal controls, internal audit systems, information systems, data and cybersecurity, loan documentation, credit underwriting, interest rate exposure and risk management, vendor management, executive management and its compensation, corporate governance, asset growth, asset quality, earnings, liquidity and risk management.
The BHCA applicable Virginia bank holding company laws generally limit the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks. The BHCA also permits interstate banking acquisitions subject to certain conditions, including national and state concentration limits. The FRB has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. A bank holding company must be “well capitalized” and “well managed” to engage in an interstate bank acquisition or merger, and banks may branch across state lines provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state. In addition, applicable Virginia law requires prior notice to the Virginia SCC before a Virginia bank holding company may acquire more than 5% of the shares of, or otherwise gain control of, any entity other than a bank, bank holding company or other financial institution.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy, which, among other initiatives, encouraged the review of current practices and adoption of a plan for the revitalization of merger oversight under the BHCA and the Bank Merger Act. On March 25, 2022, the FDIC published a Request for Information seeking information and comments regarding the regulatory framework that applies to merger transactions involving one or more insured depository institution. Making any formal changes to the framework for evaluating bank mergers would require an extended process, and any such changes are uncertain and cannot be predicted at this time. However, the adoption of more expansive or stringent standards may have an impact on the Company’s acquisition activity. Additionally, this Executive Order could influence the federal bank regulatory agencies’ expectations and supervisory oversight for banking acquisitions.
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
On April 1, 2020, the FRB issued a rule for determining whether a company has control over a bank or other company for purposes of the BHCA, and the control presumptions promulgated under Regulation Y, became effective. The rule provides specific guidance for the FRB’s approach to certain control evaluations, including a tiered framework incorporating a series of presumptions based on ownership of a class of voting securities. A company may be presumed to be in control of a target second company based on five levels of ownership of voting securities: (i) less than five percent; (ii) five percent; (iii) ten percent; (iv) 15 percent; (v) 25 percent; and (vi) with a presumption triggered at levels below 25 percent, depending on whether any of nine types of relationships exist (i.e., directors and director service positions, business relationships and business terms, officer/employee interlocks, contractual powers, proxy contests involving directors, and total equity ownership) and, at the same time, ownership of a class of voting securities exceeds certain thresholds. A presumption of control (once triggered) does not automatically result in a control determination under the BHCA as such presumptions may be rebutted. The rule applies only to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.
In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or a Virginia bank holding company, or (ii) the acquisition by any other person of control of a Virginia bank holding company or a Virginia bank.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
As of December 31, 2022 and 2021, the Bank qualified as a “well capitalized” institution. Refer to Note 20, Capital Adequacy, of the Notes to Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
In response to the COVID-19 pandemic, federal banking agencies adopted a final rule in late August 2020 that allowed the Company to phase in the impact of adopting the Current Expected Credit Losses (“CECL”) methodology up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company adopted the CECL methodology effective January 1, 2021. Refer to “Capital Resources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Annual Report on Form 10-K for information regarding the impact of this final rule on the Company’s regulatory capital.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
The Basel III Final Rules also include a requirement that banks and bank holding companies maintain additional capital (the “capital conservation buffer”). The Basel III Final Rules and capital conservation buffer require:
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
The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of December 31, 2022, the Company and the Bank met all capital adequacy requirements under the Basel III Final Rules.
Community Bank Leverage Ratio
As a result of the EGRRCPA, the federal banking agencies issued a rule in September 2019 that permits qualifying banks with less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the “Community Bank Leverage Ratio Framework” or “CBLRF”). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided that its leverage ratio remains above 8% (a bank will be deemed well-capitalized during the grace period). The CBLRF became available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). As of December 31, 2022, the Bank has not elected to apply the CBLRF, but the Bank continues to assess the potential impact of opting in to CBLRF as part of its ongoing capital management and planning processes.
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
The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). The actual assessment to be paid by each DIF member is based on the institution’s assessment risk classification and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits. At December 31, 2022, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 basis points applying to banks with less than $10 billion in assets.
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
The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires the FDIC to consider the appropriate level for the DIF on at least an annual basis. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 bps, beginning in the first quarterly assessment period of 2023. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35% by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2%. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.
Community Reinvestment
The Community Reinvestment Act (the “CRA”) imposes on financial institutions, including the Bank, an affirmative obligation to help meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in helping meet community credit needs currently are evaluated as part of the examination process pursuant to regulations adopted by the federal banking agencies. Under the regulation, a financial institution’s efforts in helping meet its community’s credit needs are evaluated, based on the particular institution’s total assets, according to three-pronged test of lending, investment and service in the community. The grade received by a bank is considered in evaluating mergers, acquisitions and applications to open a branch or facility. To the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
best knowledge of the Bank, it is meeting its obligations under the CRA. The Bank received a rating of “satisfactory” on its most recent CRA examination dated February 1, 2021.
Federal Home Loan Bank of Atlanta
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each regional FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2022, the Bank owned $9.7 million of FHLB stock.
Consumer Protection
The Consumer Financial Protection Bureau (the “CFPB”) is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services, and has rule making authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“RESPA”)).
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
Mortgage Banking Regulation
In connection with making mortgage loans, the Bank is subject to rules and regulations that, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers, restrict in some cases certain loan features and fix maximum interest rates and fees, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level. The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act, TILA, the Home Mortgage Disclosure Act, RESPA, the Home Ownership Equity Protection Act, and the regulations promulgated under these acts, among other additional state and federal laws, regulations and rules.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021 and, to date, there has been no material impact to either the Company or the Bank from the rules.
Prompt Corrective Action
Federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2022, the Bank was considered “well capitalized.”
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establish minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the manner in which executive compensation is structured.
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
Data privacy and data protection are areas of increasing state legislative focus. In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which went into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
General of Virginia to enforce the VCDPA, but does not provide a private right of action for consumers. The Bank is exempt from the VCDPA, but certain third party vendors of the Bank are or will be subject to the VCDPA. The Company and the Bank are monitoring for the potential negative effects on the products and services provided by these vendors.
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
Corporate Transparency Act
On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (“CTA”), which requires the Financial Crimes Enforcement Network (“FinCEN”) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA are required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines and criminal penalties. On September 29, 2022, FinCEN issued a final rule to implement the beneficial ownership reporting requirements of the CTA, which will be effective January 1, 2024. The Company and the Bank will continue to monitor regulatory developments related to the CTA and will continue to assess the ultimate impact of the CTA on the Company and the Bank.
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
On November 18, 2021, the federal bank regulatory agencies issued final rules to improve the sharing of information about cyber incidents that may affect the U.S. banking system. These rules require a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
organization determines that a cyber-incident has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rules require a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective on May 1, 2022. The final rules did not have a material impact on the Company or the Bank’s operations.
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
Effect of Governmental Monetary Policies
As with other financial institutions, the earnings of the Company and the Bank are affected by general economic conditions as well as by the monetary policies of the FRB. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments, and on levels of inflation in the United States. The FRB exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Federal Reserve monetary policies have had a significant effect on the operating results of community banks, including us, in the past and are expected to do so in the future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Application of Supervisory Guidance to the Company and the Bank
On March 31, 2021, the Federal Reserve issued a final rule outlining and confirming the use of supervisory guidance for regulated institutions, including bank holding companies like the Company. The rule generally codifies a statement issued by the federal banking agencies in September 2018 clarifying the differences between regulations and guidance, and provides that, unlike a law or regulation, supervisory guidance does not have the force and effect of law, and the agencies do not take enforcement actions based on supervisory guidance. Rather, guidance outlines expectations and priorities, or articulates views regarding appropriate practices for a specific subject. The rule became effective on April 30, 2021. The Company has not been materially impacted by the effectiveness of this rule.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS
Investments in the Company’s common stock involves risks. In addition to the other information set forth in this Annual Report on Form 10-K, including the information addressed above under “Important Note Regarding Forward-Looking Statements,” investors in the Company’s common stock should carefully consider the risk factors discussed below. The following discussion highlights the risks that we believe are material to the Company, but the following discussion does not necessarily include all risks that we may face, and an investor in the Company’s common stock should not interpret the disclosure of a risk in the following discussion to state or imply that the risk has not already materialized. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case, the trading price of the Company’s common stock could decline.
Risks Related to Credit
A large percentage of the Company’s commercial loans are secured by real estate, and an adverse change in the real estate market or in economic conditions more generally may result in losses and adversely affect our profitability.
Approximately 86.3% of the Company’s commercial loan portfolio as of December 31, 2022, was comprised of loans secured by real estate. An adverse change in the economy affecting occupancy and/or rental rates in the investment real estate market areas we serve could increase the likelihood of defaults. Real estate collateral securing the Company's loans are a secondary source of repayment in the event of unremedied defaults. The value of the Company's collateral could be impaired by changes in demand, rental rates and capitalization rates and could be insufficient to recover outstanding principal and interest. As a result, the Company’s profitability and financial condition could be negatively impacted by an adverse change in the real estate market.
The Company relies on independent appraisals to determine the value of the real estate which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if foreclosure on such loans is forced.
A significant portion of the Company’s loan portfolio consists of loans secured by real estate. We rely on independent appraisers to provide professional opinions of the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of the loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan.
The Company’s level of credit risk is elevated due to the concentration of commercial real estate loans and commercial real estate construction loans in its portfolio.
As of December 31, 2022, the Company’s exposure to loans secured by commercial purpose real estate, including investment real estate loans related to hospitality, retail and multifamily apartments (but excluding construction) equated to $1.6 billion, or 50.6% of its total loan portfolio. The average balance of these loans are generally larger and these loans generally involve a more complex degree of financial and credit risk than loans secured by residential real estate. Repayment of these loans is dependent on the success of the borrower’s underlying business and/or the borrower’s ability to generate leases in order to receive sufficient cash flow to service its debts. The financial and credit risk associated with these loans is a result of several factors, including, but not limited to, macroeconomic conditions affecting supply, demand and property valuations, as well as larger balances in a smaller population of loans. The ongoing adverse economic effects of the COVID-19 pandemic could potentially exacerbate the financial and credit risk associated with these loans. In addition, a potential downturn in economic conditions could exacerbate the financial and credit risks associated with these loans.
The Company’s exposure to hospitality at December 31, 2022 equated to approximately $360.4 million, or 11.4% of its total loan portfolio. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. In 2020 and 2021, the COVID-19 pandemic significantly impacted demand for both leisure and business travel resulting in overall declines in occupancy and room rates. The Company offered an assistance

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
program that deferred payments in order to alleviate the financial pressures related to depressed revenues caused by the COVID-19 pandemic. The Company closely monitored these borrowers, identified underperforming operators and de-risked the portfolio through note sales. During 2022, conditions in the hospitality industry, and especially leisure travel, improved despite the fact that the COVID-19 pandemic is ongoing. While we believe business travel is still depressed, but is improving, when compared to conditions prior to COVID-19, we believe borrowers focused on business travel were able to survive, in part due to the Company’s deferral programs. These programs ended on June 30, 2021 and these borrowers have returned to contractual payments and continue to perform. Property values have generally not deteriorated and, in certain circumstances, have increased. These developments, together with widespread labor shortages and additional shocks to economic conditions could generally impact operations and property valuations in hospitality and other commercial real estate exposures. As a result, our capital levels and results of operations could be adversely affected.
The Company’s exposure to commercial real estate construction loans at December 31, 2022 equated to approximately $379.6 million, or 12.1% of total portfolio loans. Construction loans are inherently risky. These risks include, but are not limited to, potential adverse changes in material costs resulting in cost overruns, and the potential that the general contractors develop financial stress and are unable to complete projects and the speculative nature of lease up risk. A severe downturn in real estate could affect demand for leases, capitalization rates and property valuations, which could adversely affect our financial condition and results of operations.
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
We will implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed. If the assumptions or estimates we use in adopting the new standard are incorrect or we need to change our underlying assumptions and estimates, there may be a material adverse impact on our results of operation and financial condition. We maintain an ACL at a level we believe is adequate to absorb expected losses in our loan portfolio as of the corresponding balance sheet date. The process to determine the ACL uses models and assumptions that require us to make difficult and complex judgments that are often interrelated, including how borrowers will perform in changing economic and market conditions. Also, we may fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic or market conditions, or to estimate accurately the impacts of future changes in economic or market conditions on our borrowers. Any of these failures could significantly impact the accuracy of our loss forecasts and allowance estimates and the sufficiency of our ACL.
If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. There is no guarantee that our ACL will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may need to increase our ACL, which would result in provisions for credit losses that would reduce our earnings. Additionally, to the extent that credit losses are worse than expected, which could be caused by persistent inflation or an economic recession that negatively impacts borrowers, we may need to increase our provision for loan losses.
Our real estate lending business can result in increased costs associated with Other Real Estate Owned (“OREO”).
Because we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. We use methods for valuing collateral for individually evaluated loans and OREO that are in compliance with Accounting Standards Codification (“ASC”) Topic 310 Receivables. The methods require the use of assumptions that are subject to change based on events impacting real estate values. The amount that we may realize after a default is dependent upon factors outside of our control, including, but not limited to, general or local economic conditions, environmental cleanup liability, neighborhood values, interest rates, real estate tax rates, operating expenses of the mortgaged properties, and supply of

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
and demand for properties. Certain expenditures associated with the ownership of income producing real estate, principally real estate taxes and maintenance costs, may adversely affect the net cash flows generated by the real estate. Therefore, the cost of operating income-producing real property may exceed the rental income earned from such property, and we may have to advance funds to protect our investment or we may be required to dispose of the real property at a loss.
Risks Related to Our Operations and Technology
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt the Company’s businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
The Company’s operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our business. We rely on our associates and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct or malfeasance, or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with our own systems.
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
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its associates or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have not experienced material cyber security incidents in the past, but there is no assurance that we will not experience an attack in the future. Technology failures, cyber-attacks or other information or security breaches can cause material losses or other material consequences, and even with all reasonable security efforts, not every system or network

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
breach can be prevented or even detected. Furthermore, because some of our employees are working remotely from their homes, there is an increased risk of disruption to our operations because our employees’ residential networks and infrastructure may not be as secure as our office environment.
In addition to external threats, insider threats also represent a risk to us. Insiders, having legitimate access to our systems and the information contained in them, have the opportunity to make inappropriate use of the systems and information. We have policies, procedures and controls in place designed to prevent or limit this risk, but we cannot guarantee that such policies, procedures and controls fully mitigate this risk.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, damage to computers or systems of our customers and/or third parties, violation of applicable privacy laws and other laws, litigation, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.
The Company relies on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service by any third-party could have a material adverse effect on our business.
The Company is dependent for the majority of our technology, including our core operating system, on third-party providers. If these companies were to discontinue providing services to us, we may experience significant disruptions to our business. In addition, each of these third parties faces the risk of a cyber-attack, information breach or loss, or technology failure and there is no assurance that they have not or will not experience a system or network breach. If any of our third-party service providers experience such difficulties, or if there is any other disruption in our relationships with them, we may be required to find alternative sources of such services, which may not be on comparable or commercially reasonable terms. We are dependent on these third-party providers securing their information systems, over which we have no control, and any failure to maintain performance, reliability and security of these systems could have a significant adverse effect on our financial condition or results of operations. A breach of our third-party providers’ information systems could adversely affect our ability to process transactions, service our clients or manage our exposure to risk and could result in the disclosure of sensitive, personal customer information, which could have a material adverse impact on our business through damage to our reputation, loss of customer business, remedial costs, additional regulatory scrutiny or exposure to civil litigation and possible financial liability. Assurance cannot be provided that we could negotiate terms with alternative service sources that are as favorable or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all, thereby resulting in a material adverse impact on our business and results of operations.
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
The success of our business strategies depends on our ability to identify and recruit individuals with experience and relationships in our primary markets.
The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive, which has contributed to salary and employee benefit costs that have risen and are expected to continue to rise, which may have an adverse effect on the Company’s net income (loss). In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy, and we may not be able to effectively integrate these individuals into our operations. Our inability to identify, recruit

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth or impair our ability to implement our business strategy effectively and efficiently, which could materially adversely affect our business.
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
To combat rising inflation, in April, May, June, July, September, November and December of 2022, the Federal Reserve raised the federal funds benchmark rate by 25 basis point, 50 basis points, 75 basis points, 75 basis points and 75 basis points, 75 basis points and 50 basis points, respectively, for a total of 425 basis points in 2022. The Federal Reserve further raised the federal funds target range to 4.5% to 4.75% in February 2023. Although further increases to the target federal funds rate by the Federal Reserve are expected in 2023 to combat recent inflationary trends, if interest rates do not rise, or if the Federal Reserve lowers the target federal funds rate to below 0%, such low rates could limit our interest rate spread and may adversely affect our business forecasts. Moreover, if the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings. Further increases in the general level of interest rates, to combat inflation or otherwise, may also, among other things, result in a change in the mix of noninterest and interest-bearing accounts, reduce the demand for loans or increase the rate of default on existing loans. Conversely, a decrease in the general level of interest rates may, among other things, lead to an increase in prepayments on loans and increased competition for deposits. Accordingly, changes in the general level of market interest rates may affect net yield on interest-earning assets, loan origination volume, loan portfolios, and funding costs which impact our overall results.
Although our asset-liability management strategy is designed to control our risk from changes in the general level of market interest rates, market interest rates will be affected by many factors outside of our control, including inflation, recession, changes in unemployment, other economic conditions, money supply and international disorder and instability in domestic and foreign financial markets. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets. It is possible that significant or unexpected changes in interest rates may take place in the future, and we cannot always accurately predict the nature or magnitude of such changes or how such changes may affect our business or results of operations.
The Value of our Investment Securities Could Decline.
Changes in interest rates could cause the value of our investment securities to decline. We hold available-for-sale investment securities, which are carried at fair value, the majority of which are high-quality, liquid fixed income securities. The determination of fair value for certain of these securities requires significant judgment of management. Therefore, the market price we receive for our investment securities could be less than the carrying value for such securities. Further, the value of our investment portfolio could decline for numerous reasons, many of which are outside our control, including general market conditions, volatility in the securities market, changes in market interest rates, and inflation rates or expectations of inflation. For example, increases in interest rates or changes in interest rate spreads may negatively impact the fair value of our investment securities and may adversely affect accumulated other comprehensive income and, thus, our equity levels.
Changes in interest rates could adversely affect our income and cash flows and may result in higher defaults and lower collateral values in a rising rate environment.
Changes in interest rates will influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits, the rates received on loans and investment

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
securities, and the rates paid on deposits or other sources of funding. In general, periods of rising interest rates and other inflationary pressures can have a significant negative effect on our borrowers, and particularly on borrowers that operate businesses that generate revenue to pay principal and interest on commercial loans. Periods of rising interest rates and other inflationary pressures could cause the values of collateral securing our loans to decline. If either our borrowers are negatively impacted by rising interest rates or other inflationary pressures, or if the value of collateral securing our loans declines, our financial performance may be negatively impacted.
The replacement of LIBOR as a financial benchmark presents risk to certain financial instruments that we own or to which we are a party.
By June 2023, the LIBOR interest rate index is scheduled to be discontinued and the continued availability of the LIBOR index is no longer guaranteed. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or will provide LIBOR quotations to market participants, or whether any additional reforms to LIBOR or other reference rates may be enacted. The market transition away from LIBOR to alternative reference rates is a complex process and could have a range of effects on our business, financial condition, and results of operations, including but not limited to by (i) adversely affecting the interest rates received or paid on the revenues and expenses associated with, or the value of our LIBOR-based assets and liabilities; (ii) adversely affecting the interest rates paid on or received from other securities or financial arrangements, or (iii) resulting in disputes, litigation or other actions with borrowers or other counterparties about the interpretation or enforceability of certain fallback language contained in LIBOR-based loans, securities or other contracts. The discontinuation of LIBOR could also result in operational, legal and compliance risks, and if we are unable to adequately manage such risks, they could have an adverse effect on our financial condition and results of operations.
We have multiple alternative reference rates that we can use when entering into financial transactions with our customers and other counterparties. However, because there can be no assurances regarding which reference rate may become the primary replacement to LIBOR for all purposes, following LIBOR’s discontinuation there may be uncertainty or differences in the calculation of applicable interest rates or payment amounts, and we may incur significant additional costs associated with the transition away from LIBOR to a new reference rate.
Risks Related to Liquidity
We rely substantially on deposits obtained from customers in our target markets to provide liquidity and support growth, and impairment of our access to funding may negatively affect our financial performance.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
We rely on dividends from our subsidiaries for most of our revenue .
The Company is a separate and distinct legal entity from the Bank. A substantial portion of the Company’s revenue comes from dividends from the Bank. Various federal and Virginia laws and regulations limit the amount of dividends that the Bank may pay to us. Also, in the event the Bank is unable to pay dividends to the Company, the Company may not be able to service any debt that is outstanding, pay obligations, or pay any future dividends on its common stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, and results of operations.
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
•changes in accounting policies or procedures as required by the Financial Accounting Standards Board, or other regulatory agencies;
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
We conduct our banking operations primarily in Virginia and North Carolina, including Fredericksburg, Charlottesville, Lynchburg, Roanoke, Blacksburg, Martinsville, and Danville in Virginia, and Greensboro, Charlotte, Raleigh and Mooresville in North Carolina. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, conduct extensive promotional and advertising campaigns and offer a wider range of products, services and technologies.
Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services, products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios or may be required to increase the rates we pay on deposits or lower the rates we offer on loans and results of operations and financial condition may otherwise be adversely affected.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
Risks Related to Regulatory Compliance and Legal Matters
We are subject to extensive government regulation and supervision.
Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. For example, we currently derive a portion of our noninterest income from consumer overdraft fees, which have recently come under scrutiny by banking regulators and politicians. Such regulators or politicians could act to impose additional restrictions on overdraft fee programs which could reduce our noninterest income, increase our compliance costs, or increase our exposure to regulatory and legal claims related to our overdraft program. Moreover, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law and it imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations. The excise tax is imposed on the value of net stock repurchased or treated as repurchased and will apply to stock repurchases occurring after December 31, 2022. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. See “Supervision and Regulation” included in Item 1, Business, of this Annual Report on Form 10-K for a more detailed description of the certain regulatory requirements applicable to the Bank.
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
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if the Company were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in the Company having to lengthen the term of its funding, restructure its business models, and/or increase its holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit the Company’s ability to make distributions, including paying out dividends or buying back shares. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
The Company may be involved in a variety of litigation and other actions, which may have a material adverse effect on its financial condition, results of operation or business.
The Company operates in a business, legal and regulatory environment that exposes the Company to potential significant litigation risk, and the Company may be involved from time to time in a variety of litigation arising out of its business. Litigation and claims against the Company can arise from the Company’s lending activities, commercial agreements, compliance programs, and other general business matters. Such litigation and claims could involve large amounts in controversy and substantial legal costs necessary for the Company’s defense or to recover amounts owed to the Company, and substantial legal liability, which may or may not be insured, against the Company could materially and adversely impact the Company’s financial condition and results of operations. Even if the Company has insurance coverage for certain claims or legal or administrative actions against it, the Company’s insurance may not cover all claims that may be asserted against it in legal or administrative actions or costs that it may incur defending such actions, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Company’s reputation. Should the ultimate judgments or settlements and/or costs incurred in any litigation exceed any applicable insurance coverage, they could have a material adverse effect on the Company’s financial condition and results of operation for any period.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
Increased scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (“ESG”) practices may impose additional costs on the Company or expose it to new or additional risks.
As a regulated financial institution and a publicly traded company, we are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact our results of operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Company’s principal executive office is located at 1300 Kings Mountain Road in Martinsville, Virginia. There are also two other corporate administrative locations that house its operations center and various other corporate functions. We offer our community banking services through 66 combined depository locations in Virginia and North Carolina at December 31, 2022, 53 offices are located in Virginia and 13 are located in North Carolina. Three of these depository banking locations are held under lease contracts. In addition, the Bank leases a loan production office, a commercial banking office and another office housing various Bank functions. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. The leases are described in Note 8, Premises and Equipment, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of December 31, 2022, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PART II
Market for Common Stock and Dividends
The Company’s common stock trades on NASDAQ, under the ticker symbol “CARE.” As of the close of business on March 7, 2023, we had 2,309 shareholders of record.
Dividends
On October 14, 2016, prior to the Reorganization, the board of directors of the Bank (the "Bank Board") determined that it was prudent not to declare a quarterly cash dividend on the Bank's common stock beginning in the fourth quarter of 2016. Notwithstanding the Bank’s prior practice of paying a quarterly cash dividend on its common stock, the Bank Board believed this decision was necessary and appropriate as the Bank committed, and now the Company commits, additional resources to assist with regulatory compliance, preserve capital during the COVID-19 pandemic, and make significant investments in new technology and human resources.
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
Previously on December 13, 2021, the Company announced that its Board authorized, effective December 10, 2021, a common share repurchase program to purchase up to 2,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months (the “Prior Program”). The Prior Program authorized the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Exchange Act. The Prior Program permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The Prior Program was originally authorized through December 9, 2022, did not obligate the Company to purchase any particular number of shares, and was exhausted as of April 28, 2022.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - (continued)
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs(1)
10/10/2022 - 10/31/2022	—	$—	—	285,792
11/01/2022 - 11/30/2022	56,572	18.19	56,572	229,220
12/01/2022 - 12/31/2022	96,988	18.21	96,988	132,232
Total	153,560	$18.20	153,560
(1) The number shown represents, as of the end of each period, the approximate number of Common Stock shares that may yet be purchased under publicly-announced share repurchase plan authorizations. The shares may be purchased, from time-to-time, depending on market conditions.
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

Total Return Performance
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Carter Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Carter Bankshares, Inc.(1)	100.00	85.47	135.16	61.52	88.32	95.21
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89
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
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), management uses, and this annual report references, interest and dividend income, yield on interest earnings assets, net interest income and net interest margin on a fully taxable equivalent, (“FTE”) basis, which are non-GAAP financial measures. Management believes these measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of interest and dividend income, yield on interest earnings assets, net interest income and net interest margin on an FTE basis ensures the comparability of interest and dividend income, yield on interest earning assets, net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest and dividend income (GAAP) per the Consolidated Statements of Income is reconciled to interest and dividend income adjusted on an FTE basis, yield on interest earning assets (GAAP) is reconciled to yield on interest earning assets adjusted on an FTE basis, net interest income (GAAP) is reconciled to net interest income adjusted on an FTE basis and net interest margin (GAAP) is reconciled to net interest margin adjusted on an FTE basis in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A for the years ended 2022, 2021 and 2020.

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
We have identified the following critical accounting estimate:
Allowance for Credit Losses (“ACL”)
The ACL represents an amount which, in management's judgment, is adequate to absorb expected credit losses over the life of outstanding loans as of the balance sheet date based on the evaluation of current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased by a provision or decreased by a recovery for credit losses, which is recorded as a current period operating expense.
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
The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources. Management evaluates the variability of market conditions by examining the peak and trough of economic cycles. These peaks and troughs are used to stress the base case model to develop a range of potential outcomes. Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio. For the year ended December 31, 2022 the range of outcomes would produce a 17% reduction or a 27% increase in reserves based on the best and worst case scenarios, respectively.
Refer to Note 1, Summary of Significant Accounting Policies, for further detailed descriptions of our estimation process and methodology related to the ACL and Note 6, Allowance for Credit Losses, of this Annual Report on Form 10-K.
Our Business and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.2 billion at December 31, 2022. The Company conducts its business solely through the Bank, an insured, Virginia state-chartered bank. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE.”

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
For the 2023-2025 fiscal year periods, the Company will be focusing on refining and enhancing the Bank’s guiding principles to better align with the future of the Company. A new mission, vision, and set of core values are in development and the Company expects to rollout this plan in 2023. The Company’s current mission is to strive to be the preferred lifetime financial partner for its customers and shareholders, and the employer of choice in the communities the Company is privileged to serve. The vision and purpose of the Company is to enrich lives and enhance communities today, to build a better tomorrow, with values of loyalty, care, optimism, trustworthiness and innovation.
The Company’s Board of Directors and management believe that the Bank is at a turning point in its evolution and transformation. The Company’s focus will shift from restructuring the balance sheet to pursuing a growth strategy that focuses on organic growth. Another area of focus will be to consider opportunistic acquisitions that the Company believes will fit with its strategic vision.
Our focus continues to be on loan and deposit growth, as well as, implementing opportunities to increase fee income while closely monitoring our operating expenses. The Company is focused on executing this strategy to successfully build our new brand and grow our business in our current markets as well as new markets.

Results of Operations and Financial Condition
Earnings Summary
2022 Highlights
•Net interest income increased $28.7 million, or 25.9%, to $139.9 million for the full year 2022 compared to $111.2 million for the full year 2021 primarily due an increase of 61 basis points in the yield on earning assets due to the rising interest rate environment and by a reduction of nine basis points in funding costs;
•The provision for credit losses decreased $0.9 million to $2.4 million for the year ended December 31, 2022, compared to the full year ended December 31, 2021;
•Total noninterest income decreased $7.2 million to $21.7 million for the full year 2022 compared to $28.9 million for the full year 2021 due primarily to a reduction in gains on sales of securities;
•Total noninterest expense decreased $5.3 million to $97.0 million for the full year 2022 compared to $102.3 million for the full year 2021 primarily resulting from our retail branch optimization project and the reversal of tax credit amortization due to an in-service date extension to 2023; and
•Provision for income taxes increased $7.5 million to $11.6 million for the full year 2022 compared to $4.1 million for the full year 2021.
Balance Sheet Highlights (period-end balances, December 31, 2022 compared to December 31, 2021)
•The securities portfolio decreased $86.1 million and is currently 19.9% of total assets compared to 22.3% of total assets. The decrease is due to the Company’s strategy of redeploying securities maturities into higher yielding loan growth and the continued decline in fair value due to rising market interest rates;
•Total portfolio loans increased $336.8 million, or 12.0%, primarily due to consistent loan growth in 2022;
•The portfolio loans to deposit ratio was 86.7%, compared to 76.0%, since deposits decreased;
•Total deposits decreased $68.2 million to $3.6 billion at December 31, 2022 compared to December 31, 2021;

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•The ACL to total portfolio loans ratio was 2.98% compared to 3.41%. The ACL on portfolio loans totaled $93.9 million at December 31, 2022, compared to $95.9 million with the decrease driven by declines in the other segment due to principal pay-downs, offset by loan growth and increased qualitative reserves;
•During 2022, the Company repurchased 2,587,361 shares totaling $42.9 million under its stock repurchase program at a weighted average cost of $16.59. There were 132,232 shares available for repurchase at December 31, 2022 under the current repurchase program.
The Company reported net income of $50.1 million, or $2.03 diluted earnings per share for the year ended December 31, 2022 compared to net income of $31.6 million, or $1.19 diluted earnings per share, for the year ended December 31, 2021.

	Years Ended December 31,
PERFORMANCE RATIOS	2022	2021	2020
Return on Average Assets	1.21%	0.76%	(1.12)%
Return on Average Shareholders' Equity	14.30%	7.92%	(9.78)%
Portfolio Loans to Deposit Ratio	86.74%	76.03%	79.99%
Allowance for Credit Losses to Total Portfolio Loans	2.98%	3.41%	1.83%
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
Net interest income and the net interest margin are presented on an FTE basis. The FTE basis (non-GAAP) adjusts net interest income and net interest margin for the tax benefit of income on certain tax-exempt loans and securities using the applicable federal statutory tax rate for each period (which was 21% for the periods presented) and the dividend-received deduction for equity securities. The Company believes this FTE basis presentation provides a relevant comparison between taxable and non-taxable sources of interest income. Refer to the “Explanation of Use of Non-GAAP Financial Measures” above for additional discussion regarding the non-GAAP measures used in this Annual Report on Form 10-K.
The following table reconciles interest and dividend income (GAAP), yield on interest-earning assets (GAAP), net interest margin (GAAP) and net interest income per the Consolidated Statements of Income (Loss) to interest and dividend income on an FTE basis (non-GAAP), yield on interest-earning assets on an FTE basis (non-GAAP), net interest margin on an FTE basis (non-GAAP) and net interest income on an FTE basis (non-GAAP), respectively, for the periods presented:

(Dollars in Thousands)	Years Ended December 31,
	2022	2021	2020
Interest and Dividend Income (GAAP)	$160,182	$133,897	$140,941
Tax Equivalent Adjustment	1,143	1,492	2,375
Interest and Dividend Income (FTE) (Non-GAAP)	161,325	135,389	143,316
Average Earning Assets	4,023,634	3,971,640	3,833,681
Yield on Interest-earning Assets (GAAP)	3.98%	3.37%	3.68%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	4.01%	3.41%	3.74%

Net Interest Income	139,928	111,183	105,115
Tax Equivalent Adjustment	1,143	1,492	2,375
Net Interest Income (FTE) (Non-GAAP)	$141,071	$112,675	$107,490
Average Earning Assets	4,023,634	3,971,640	3,833,681
Net Interest Margin (GAAP)	3.48%	2.80%	2.74%
Net Interest Margin (FTE) (Non-GAAP)	3.51%	2.84%	2.80%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
Total net interest income increased $28.7 million, or 25.9% to $139.9 million for the year ended December 31, 2022 compared to the same period in 2021. The increase for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to an increase in average interest-earning assets of $52.0 million and higher interest rate yields on interest-earning assets of 61 basis points due to the rising interest rate environment during fiscal year 2022. Net interest income, on an FTE basis (non-GAAP), increased $28.4 million, or 25.2%, to $141.1 million for the year ended December 31, 2022 compared to $112.7 million for the same period in 2021. The increases in net interest income, on an FTE basis (non-GAAP), was driven by an increase in interest income of $25.9 million and lower interest expense of $2.5 million for the year ended December 31, 2022 when compared to the same period in 2021. Net interest margin increased 68 basis points to 3.48% for the year ended December 31, 2022 compared to 2.80% for the same period in 2021. Net interest margin, on an FTE basis (non-GAAP), increased 67 basis points to 3.51% for the year ended December 31, 2022 compared to 2.84% for the same period in 2021.
The Company continues to focus on the expansion of net interest income and net interest margin. The full year of 2022 was positively impacted by an increase in the yield on loans and investment securities due to the rising interest rate environment as well as the continued decline in funding costs. The full year of 2022 was also positively impacted by enhanced pricing on loans related to one large credit relationship. Certain of these loans may not be renewed at maturity and/or may not otherwise impact the net interest income and net interest margin as significantly in future periods. In addition, rising market interest rates may begin to increase the Company’s funding costs in future periods.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

(Dollars in Thousands)	2022			2021			2020
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance(3)	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$50,797	$341	0.67%	$194,492	$271	0.14%	$104,526	$302	0.29%
Tax-Free Investment Securities (2)	30,109	877	2.91%	34,171	1,116	3.27%	47,364	1,567	3.31%
Taxable Investment Securities	950,557	20,330	2.14%	798,672	12,442	1.56%	697,408	14,264	2.05%
Total Securities	980,666	21,207	2.16%	832,843	13,558	1.63%	744,772	15,831	2.13%
Tax-Free Loans (1)(2)	144,617	4,569	3.16%	189,716	5,991	3.16%	307,023	9,739	3.17%
Taxable Loans (1)	2,844,303	135,054	4.75%	2,751,169	115,448	4.20%	2,672,435	117,226	4.39%
Total Loans	2,988,920	139,623	4.67%	2,940,885	121,439	4.13%	2,979,458	126,965	4.26%
Federal Home Loan Bank Stock	3,251	154	4.74%	3,420	121	3.54%	4,925	218	4.43%
Total Interest-Earning Assets	4,023,634	161,325	4.01%	3,971,640	135,389	3.41%	3,833,681	143,316	3.74%
Noninterest Earning Assets	117,135			170,856			276,473
Total Assets	4,140,769			4,142,496			4,110,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	489,298	1,578	0.32%	$413,714	$1,007	0.24%	$321,036	$1,140	0.36%
Money Market	521,269	1,842	0.35%	383,391	1,130	0.29%	197,225	924	0.47%
Savings	720,682	742	0.10%	663,382	682	0.10%	599,637	632	0.11%
Certificates of Deposit	1,271,548	14,454	1.14%	1,484,436	19,427	1.31%	1,818,837	32,695	1.80%
Total Interest-Bearing Deposits	3,002,797	18,616	0.62%	2,944,923	22,246	0.76%	2,936,735	35,391	1.21%
FHLB Borrowings	29,849	1,163	3.90%	25,986	313	1.20%	30,628	361	1.18%
Federal Funds Purchased	5,711	188	3.29%	—	—	—%	55	1	1.82%
Other Borrowings	5,885	287	4.88%	3,167	155	4.89%	1,408	73	5.18%
Total Borrowings	41,445	1,638	3.95%	29,153	468	1.61%	32,091	435	1.36%
Total Interest-Bearing Liabilities	3,044,242	20,254	0.67%	2,974,076	22,714	0.76%	2,968,826	35,826	1.21%
Noninterest-Bearing Liabilities	746,117			769,401			667,914
Shareholders' Equity	350,410			399,019			473,414
Total Liabilities and Shareholders' Equity	4,140,769			4,142,496			4,110,154
Net Interest Income (2)		$141,071			$112,675			$107,490
Net Interest Margin (2)			3.51%			2.84%			2.80%
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Interest income increased $26.3 million, or 19.6% for 2022 compared to 2021. Interest income, on an FTE basis (non-GAAP), increased $25.9 million, or 19.2%, for 2022 compared to 2021. The change was primarily due to increases in average interest-earning assets of $52.0 million for 2022, and higher interest rate yields on interest-earning assets of 60 basis points compared to 2021 due to the rising interest rate environment in fiscal year 2022. Average interest-bearing deposits with banks decreased $143.7 million in 2022, and the average rate paid increased 53 basis points for 2022 compared to 2021 as funds were deployed into higher yielding loans and securities.
Average loan balances increased $48.0 million primarily influenced by the consistent loan growth in 2022 as compared to 2021. The average rate earned on loans increased 54 basis points for 2022 compared to 2021 primarily due to increased short-term interest rates during 2022. At December 31, 2022, the loan portfolio was comprised of 26.8% floating rate loans which reprice monthly, 41.2% variable rate loans that reprice at least once during the life of the loan and 32.0% fixed rate loans that do not reprice during the life of the loan.
Average investment securities increased $147.8 million and the average rate earned increased 53 basis points for 2022 compared to 2021. The change in investment securities is the result of active balance sheet management to deploy excess cash combined with the continued decline in fair value. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of December 31, 2022, the securities portfolio was comprised of 47.3% variable rate securities with approximately 45.8% that will reprice at least once over the next 12 months. Having a significant percentage of variable rate securities is an important strategy during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate structure is expected to limit the impact of rising rates on the Company’s unrealized losses on debt securities.
Interest expense decreased $2.5 million for 2022 compared to 2021. The decrease was primarily due to the intentional runoff of higher cost certificates of deposits (“CDs”) in 2021 and the first half of 2022. Interest expense on deposits decreased $3.6 million for 2022 compared to 2021 primarily due to the decline in the average balance of CDs and the reduction in average rates paid on CDs. The decrease of $212.9 million or 14.3% in the average balance of CDs for 2022 compared to 2021 was primarily due to the aforementioned intentional runoff of these higher cost CDs. The average balances on our interest-bearing core deposits, including money market accounts, interest-bearing demand accounts and savings accounts increased by $137.9 million, $75.6 million and $57.3 million, respectively, for the year ended December 31, 2022, compared to the same period in 2021. The average rates paid on interest-bearing demand accounts increased eight basis points for the year ended December 31, 2022 and the average rate paid on money market accounts increased six basis points for the year ended December 31, 2022, when compared to the same period in 2021. The average rates paid on savings accounts for the year ended December 31, 2022 compared to the same period in 2021 remained unchanged. Overall, the cost of interest-bearing liabilities decreased nine basis points for 2022 compared to 2021. Due to historically low market interest rates during 2021 and the first half of 2022, the Company was able to migrate away from higher rate CDs and grow lower yielding, more liquid products. During the second half of 2022 market interest rates increased quickly providing new incentives for customers to seek out higher yielding CDs.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2022 Compared to 2021			2021 Compared to 2020
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$(324)	$394	$70	$177	$(208)	$(31)
Tax-Free Investment Securities (2)	(125)	(114)	(239)	(431)	(20)	(451)
Taxable Investment Securities	2,664	5,224	7,888	1,884	(3,706)	(1,822)
Total Securities	2,539	5,110	7,649	1,453	(3,726)	(2,273)
Tax-Free Loans (1)(2)	(1,425)	3	(1,422)	(3,705)	(43)	(3,748)
Taxable Loans (1)	4,013	15,593	19,606	3,393	(5,171)	(1,778)
Total Loans	2,588	15,596	18,184	(312)	(5,214)	(5,526)
Federal Home Loan Bank Stock	(6)	39	33	(58)	(39)	(97)
Total Interest-Earning Assets	$4,797	$21,139	$25,936	$1,260	$(9,187)	$(7,927)

Interest Paid on:
Interest-Bearing Demand	$205	$366	$571	$280	$(413)	$(133)
Money Market	458	254	712	640	(434)	206
Savings	59	1	60	66	(16)	50
Certificates of Deposit	(2,595)	(2,378)	(4,973)	(5,352)	(7,916)	(13,268)
Total Interest-Bearing Deposits	(1,873)	(1,757)	(3,630)	(4,366)	(8,779)	(13,145)
Federal Funds Purchased	188	—	188	—	(1)	(1)
FHLB Borrowings	53	797	850	(56)	8	(48)
Other Borrowings	133	(1)	132	86	(4)	82
Total Borrowings	374	796	1,170	30	3	33
Total Interest-Bearing Liabilities	$(1,499)	$(961)	$(2,460)	$(4,336)	$(8,776)	$(13,112)
Change in Net Interest Margin	$6,296	$22,100	$28,396	$5,596	$(411)	$5,185
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision (Recovery) for Credit Losses
The Company recognizes provision (recovery) for the ACL based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision (recovery) expense for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments. The Company adopted ASU 2016-03 on January 1, 2021, and increased the ACL by $64.5 million, for the Day 1 adjustment which included $61.6 million to the ACL and $2.9 million related to the life-of-loan reserve on unfunded loan commitments.

The ACL as a percentage of total portfolio loans was 2.98% at December 31, 2022 and 3.41% at December 31, 2021. The provision (recovery) for credit losses decreased $0.9 million to $2.4 million for the year ended 2022 compared to year ended 2021. The decrease for the full year of 2022 was primarily driven by the release of $7.0 million of reserves that were allocated to the other segment due to principal pay-downs, partially offset by strong loan growth, increased qualitative reserves of $3.0 million, and net charge-offs of $4.5 million. The increase in qualitative reserves were factors attributable to the residential mortgage and commercial construction portfolios. Project costs continue to escalate due to supply chain and labor disruptions as well as increased material costs. Supply chain and labor disruptions cause the overall construction duration to increase, increasing interest costs to the borrower. The Bank has observed a handful of significant cost overruns on Commercial Real Estate, (“CRE”) projects. To date, these cost overruns have either been funded by the borrower and/or project sponsors or

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
partially funded by the Bank within acceptable underwriting guidelines. The Company continues to monitor these trends by diligently collecting data on commercial construction projects and analyzing risk presented to the Company’s loan portfolio.
A provision of $0.5 million was recorded in 2022 related to the provision for unfunded commitments primarily related to increases in construction commitments.
Net charge-offs were $4.5 million for the full year 2022 compared to $23.1 million for the full year 2021. During 2022, net charge-offs were primarily included in the commercial and industrial, (“C&I”), and other consumer segments. Net charge-offs of $23.1 million during the full year 2021 was primarily attributable to the resolution of five problem relationships, in which the majority of losses were anticipated and previously reserved. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.15% and 0.79% for the years ended 2022 and 2021, respectively. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Nonperforming loans (“NPLs”) decreased at December 31, 2022 by $0.8 million, or 10.2% to $6.6 million compared to $7.4 million at December 31, 2021. The decrease was primarily due to a significant reduction of our largest NPL relationship in addition to pay-downs on other existing NPLs, all offset by a new NPL in the amount of $1.2 million. NPLs as a percentage of total portfolio loans were 0.21% at December 31, 2022 compared to 0.26% at December 31, 2021. See the “Credit Quality” section of this MD&A for more detail on our NPLs.
Discussion of net interest income for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Net Interest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2022, and is incorporated herein by reference.
Noninterest Income

	Years Ended December 31,
(Dollars in Thousands)	2022	2021	$ Change	% Change
Gain on Sales of Securities, net	$46	$6,869	$(6,823)	(99.3)%
Service Charges, Commissions and Fees	7,168	6,662	506	7.6%
Debit Card Interchange Fees	7,427	7,226	201	2.8%
Insurance Commissions	1,961	1,901	60	3.2%
Bank Owned Life Insurance Income	1,357	1,380	(23)	(1.7)%
Gains on Sales and Write-downs of Bank Premises, net	73	—	73	NM
Other Real Estate Owned Income	50	90	(40)	(44.4)%
Commercial Loan Swap Fee Income	774	2,416	(1,642)	(68.0)%
Other	2,862	2,337	525	22.5%
Total Noninterest Income	$21,718	$28,881	$(7,163)	(24.8)%
Total noninterest income decreased $7.2 million, or 24.8%, to $21.7 million for the year ended December 31, 2022 when compared to December 31, 2021. The decrease was primarily related to declines of $6.8 million in net security gains for the year ended December 31, 2022 when compared to December 31, 2021. The decline in security gains during 2022 was due to the rising interest rate environment resulting in lower securities prices in the market that discouraged sales.
Changes in total noninterest income for the year ended December 31, 2022 also included a decrease of $1.6 million in commercial loan swap fee income due to the timing and demand for this product in the current rising interest rate environment. Offsetting the decreases were increases of $0.5 million in other noninterest income related to the unwind of two completed historic tax credit partnerships, a $0.5 million increase in service charges on deposit accounts primarily driven by volume, and $0.2 million in debit card interchange fees driven by higher customer activity.
Discussion of noninterest income for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2022, and is incorporated herein by reference.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

(Dollars in Thousands)	Years Ended December 31,
	2022	2021	$ Change	% Change
Salaries and Employee Benefits	$52,399	$54,157	$(1,758)	(3.2)%
Occupancy Expense, net	13,527	13,556	(29)	(0.2)%
FDIC Insurance Expense	2,015	2,157	(142)	(6.6)%
Other Taxes	3,319	3,129	190	6.1%
Advertising Expense	1,434	952	482	50.6%
Telephone Expense	1,781	2,208	(427)	(19.3)%
Professional and Legal Fees	5,818	5,255	563	10.7%
Data Processing Expense	4,051	3,758	293	7.8%
Losses on Sales and Write-downs of Other Real Estate Owned, net	432	3,622	(3,190)	(88.1)%
Losses on Sales and Write-downs of Bank Premises, net	—	231	(231)	(100.0)%
Debit Card Expense	2,750	2,777	(27)	(1.0)%
Tax Credit Amortization	621	1,708	(1,087)	(63.6)%
Other Real Estate Owned Expense	343	407	(64)	(15.7)%
Other	8,511	8,368	143	1.7%
Total Noninterest Expense	$97,001	$102,285	$(5,284)	(5.2)%
Total noninterest expense decreased $5.3 million to $97.0 million for the full year 2022, when compared to the full year 2021. For the full year 2022 the most significant decrease for the period was a decline of $3.2 million in losses on sales and write-downs of other real estate owned (“OREO”), net, due to nonrecurring write-downs related to closed bank branches in 2021. Also impacting the decrease was a $1.8 million decrease in salaries and employee benefits, $1.1 million decrease in tax credit amortization, $0.4 million decrease in telephone expenses and $0.2 million decrease in losses on sales and write-downs of bank premises, net. Offsetting these decreases were increases of $0.6 million in professional and legal fees, $0.5 million in advertising expenses and $0.3 million in data processing expenses.
The decrease in salaries and employee benefits related to lower salaries of $1.3 million, lower medical expenses of $1.7 million, the impact from our retail branch optimization project, offset by a $1.0 million one-time inflationary bonus for associates in 2022. The decrease in tax credit amortization was primarily due to reversing amortization expense as a result of updated information from the developer which extended the in-service date to 2023 for one of the Company’s historic tax credit partnerships during the third quarter of 2022. The $0.4 million decline in telephone expenses is due to the implementation of a new telephone system during 2022. The increases for the full year 2022 compared to the same period of 2021 included $0.6 million in professional and legal fees which was due to increased consulting fees in our retail and operations areas, the increase of $0.5 million in advertising expenses due to marketing efforts and timing of various promotions, as well as an increase of $0.3 million in data processing expenses related to our online banking platform.
Discussion of noninterest expense for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Noninterest Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2022, and is incorporated herein by reference.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes increased $7.5 million to $11.6 million for the year ended December 31, 2022 compared to $4.1 million for December 31, 2021. Pre-tax income increased $26.0 million for the year ended 2022 compared to 2021. Our effective tax rate was 18.8% for the year ended December 31, 2022 compared to 11.5% for December 31, 2021. The increase in the effective tax rate is primarily due to a higher level of pre-tax income and lower level of tax-exempt interest income and updated information from the developer extending the in-service date on a new tax credit from 2022 to 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and Bank Owned Life Insurance (“BOLI”).
Discussion of provision for income taxes for the year ended December 31, 2020 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis,” under the heading “Provision for Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2022, and is incorporated herein by reference.
Financial Condition
December 31, 2022
Total assets increased $70.8 million, or 1.7%, to $4.2 billion at December 31, 2022 compared to December 31, 2021. Federal Reserve Bank excess reserves decreased $170.9 million to $5.3 million at December 31, 2022 from $176.2 million at December 31, 2021 due to redeploying excess cash into higher yielding loans and securities.
Total portfolio loans increased $336.8 million, or 12.0%, to $3.1 billion at December 31, 2022 compared to December 31, 2021 primarily due to consistent loan growth during the year. The variances in loan segments for portfolio loans related to increases of $200.0 million in residential mortgages, $147.3 million in CRE loans, and $70.6 million in construction loans, offset by decreases of $45.4 million in the other category, $35.6 million in C&I loans and $0.1 million in other consumer loans. At January 1, 2021, the initial break-out of Other loans related to the adoption of Topic 326 totaled $379.9 million consisting of $140.8 million of CRE, $78.1 million of C&I, $50.8 million of Residential Mortgages and $110.2 million of Construction. This segment of loans has unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this segment resulted in an expected credit loss of $51.3 million at adoption. The Company had no loans held-for-sale at December 31, 2022 and $0.2 million at December 31, 2021.
Other real estate owned, (“OREO”), decreased $2.5 million at December 31, 2022 compared to December 31, 2021 due to sales and payments of OREO. Closed retail bank office carrying values increased $0.1 million and have a remaining book value of $1.1 million at December 31, 2022 compared to $1.0 million at December 31, 2021. During 2022, $1.9 million in properties were sold and two properties totaling $0.9 million were closed and moved to OREO, but remain to be sold. OREO related to foreclosed assets decreased $2.6 million at December 31, 2022 compared to December 31, 2021.
The securities portfolio decreased $86.1 million and is currently 19.9% of total assets at December 31, 2022 compared to 22.3% of total assets at December 31, 2021. The decrease is due to the Company’s strategy of redeploying securities maturities into higher yielding loan growth, as well as the continued decline in fair value due to rising interest rates. At December 31, 2022, total gross unrealized gains in the available-for-sale portfolio were $0.3 million, offset by $109.7 million of gross unrealized losses. Refer to the “Securities” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
Total deposits decreased $68.2 million to $3.6 billion at December 31, 2022 compared to December 31, 2021. The decreases included $82.8 million decrease in CDs due to the intentional runoff of higher cost CDs, a decline of $44.6 million in noninterest-bearing demand accounts and a decrease of $6.3 million in savings accounts. These decreases were offset by an increase of $44.3 million in interest-bearing demand accounts and an increase of $21.2 million in money market accounts. At December 31, 2022, noninterest-bearing deposits comprised 19.4% of total deposits compared to 20.2% at December 31, 2021. CDs comprised 34.7% of total deposits at December 31, 2022 and 36.3% at December 31, 2021. The decline in deposit balances can be attributed to the competitive market given the rising interest rate environment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Total capital decreased by $79.0 million or 19.4% to $328.6 million at December 31, 2022 compared to $407.6 million at December 31, 2021. The decrease in equity was primarily due to a $87.3 million, net of tax, decrease in other comprehensive loss due to declines in the fair value of available-for-sale securities, a $42.9 million decrease related to the repurchase of common stock through December 31, 2022, partially offset by net income of $50.1 million for the year ended December 31, 2022 that was retained by the Company. The remaining difference of $1.1 million is related to stock-based compensation expense during 2022.
The ACL was 2.98% of total portfolio loans at December 31, 2022 compared to 3.41% as of December 31, 2021. General reserves as a percentage of total portfolio loans were 2.96% at December 31, 2022 compared to 3.38% at December 31, 2021. The decrease in the general reserves as a percentage of total portfolio loans was primarily driven by the release of $7.0 million of reserves that were allocated to the other segment due to principal pay-downs, throughout 2022, partially offset by strong loan growth, increased qualitative reserves of $3.0 million, and net charge-offs of $4.5 million. Management believes, the ACL is adequate to absorb expected losses inherent in the loan portfolio.
The Company remains well capitalized. Our Tier 1 capital ratio decreased to 12.61% at December 31, 2022 compared to 14.21% at December 31, 2021. Our leverage ratio was 10.29% at December 31, 2022, compared to 10.62% at December 31, 2021 and total risk-based capital ratio was 13.86% at December 31, 2022 compared to 15.46% at December 31, 2021.The decrease is primarily related to the aforementioned repurchase of common stock of $42.9 million through December 31, 2022. We adopted Current Expected Credit Losses (“CECL”) effective January 1, 2021 and elected to implement the regulatory agencies’ capital transition relief over the permissible three-year period.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Securities
The following table presents the composition of available-for-sale securities for the periods presented:

(Dollars in Thousands)	2022	2021	$ Change
U.S. Treasury Securities	$17,866	$4,413	$13,453
U.S. Government Agency Securities	49,764	73,534	(23,770)
Residential Mortgage-Backed Securities	103,685	110,013	(6,328)
Commercial Mortgage-Backed Securities	34,675	43,026	(8,351)
Other Commercial Mortgage-Backed Securities	22,399	14,146	8,253
Asset Backed Securities	141,383	151,450	(10,067)
Collateralized Mortgage Obligations	176,622	203,881	(27,259)
States and Political Subdivisions	228,146	262,202	(34,056)
Corporate Notes	61,733	59,735	1,998
Total Debt Securities	$836,273	$922,400	$(86,127)
The balances and average rates of our securities portfolio are presented below as of December 31:

(Dollars in Thousands)	2022		2021
	Balance	Weighted- Average Yield	Balance	Weighted- Average Yield
U.S. Treasury Securities	$17,866	1.43%	$4,413	1.35%
U.S. Government Agency Securities	49,764	4.29%	73,534	1.37%
Residential Mortgage-Backed Securities	103,685	2.90%	110,013	0.44%
Commercial Mortgage-Backed Securities	34,675	4.52%	43,026	1.72%
Other Commercial Mortgage-Backed Securities	22,399	2.65%	14,146	2.02%
Asset Backed Securities	141,383	4.04%	151,450	1.70%
Collateralized Mortgage Obligations	176,622	3.56%	203,881	0.69%
States and Political Subdivisions	228,146	2.38%	262,202	2.41%
Corporate Notes	61,733	3.87%	59,735	4.08%
Total Securities Available-for-Sale	$836,273	3.24%	$922,400	1.65%
The Company invests in various securities in order to maintain a source of liquidity, to satisfy various pledging requirements, to increase net interest income and as a tool of the ALCO to diversify and reposition the balance sheet for interest rate risk purposes. Securities are subject to market risks that could negatively affect the level of liquidity available to the Company. Security purchases are subject to the Company’s Investment Policy approved annually by the Board and administered through ALCO and the Company’s treasury function.
The securities portfolio decreased $86.1 million at December 31, 2022 compared to December 31, 2021. Securities comprise 19.9% of total assets at December 31, 2022 compared to 22.3% at December 31, 2021. The decrease is due to the Company’s strategy of redeploying securities maturities into higher yielding loan growth, as well as the continued decline in fair value due to rising interest rates. We have further diversified the securities portfolio as to bond types, maturities and interest rate structures.
At December 31, 2022, total gross unrealized gains in the available-for-sale portfolio were $0.3 million offset by $109.7 million of gross unrealized losses. At December 31, 2021, total gross unrealized gains in the available-for-sale portfolio were $10.0 million offset by $7.8 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates, and not related to the credit quality of these securities. Our portfolio consists of 49.2% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 29.8% of the portfolio and largely general obligation or

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the intent and ability to hold these securities to maturity and expect full recovery of the amortized cost.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5-year and 10-year Treasury securities). This portion of the Treasury yield curve has moved significantly upward over the past year, driving unrealized losses on these securities higher. Although the Federal Reserve continues its aggressive effort to raise short-term interest rates to combat inflation, the Company does not expect higher short-term rates to adversely impact the fair values of the Company’s investment securities to the same extent as increases in longer-term rates. The Company expects that higher short-term rates may improve yields on certain of the Company’s variable rate securities within the next six to twelve months.
At December 31, 2021, the 5-year and 10-year U.S. Treasury yields were 1.26% and 1.52%, respectively. At December 31, 2022, those same bond yields were 3.99% and 3.88%, respectively. Therefore, this increase of 273 and 236 basis points, respectively in the intermediate part of the yield curve largely caused the reduction in bond prices for fixed rate bonds in that maturity range. The effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate hikes.
Should the impairment of any of these securities become credit related, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the credit related impairment is identified, while any non-credit loss will be recognized in other comprehensive loss. At December 31, 2022 and December 31, 2021, the Company had no credit related net investment impairment losses.
The following table sets forth the maturities of securities at December 31, 2022 and the weighted average yields of such securities.
Available-for-Sale Securities

(Dollars in Thousands)	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury Securities	$—	—%	$14,080	1.46%	$3,786	1.35%	$—	—%
U.S. Government Agency Securities	—	—%	1,745	4.14%	48,019	4.30%	—	—%
Residential Mortgage-Backed Securities(2)	—	—%	—	—%	—	—%	103,685	2.90%
Commercial Mortgage-Backed Securities(2)	—	—%	631	5.70%	10,013	4.01%	24,031	4.72%
Other Commercial Mortgage-Backed Securities(2)	—	—%	—	—%	—	—%	22,399	2.65%
Asset Backed Securities(2)	—	—%	—	—%	70,943	3.10%	70,440	5.04%
Collateralized Mortgage Obligations(2)	—	—%	—	—%	5,354	1.34%	171,268	3.63%
States and Political Subdivisions	200	5.21%	3,453	2.19%	82,829	2.19%	141,664	2.49%
Corporate Notes	—	—%	—	—%	61,733	3.87%	—	—%
Total	$200		$19,909		$282,677		$533,487
Weighted Average Yield(1)		5.21%		1.94%		3.14%		3.34%
(1)Weighted -average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent.
(2) Securities not due at a single maturity date
At December 31, 2022 the Company had no held-to-maturity securities; however, if at a future date we classify securities as held-to-maturity, our disclosures will show the weighted average yield for each range of maturities.
At December 31, 2022, the Company held 54.2% fixed rate and 45.8% floating rate securities. The floating rate securities may have a stated maturity greater than ten years, but the interest rate generally adjusts monthly. Therefore, the duration on these securities is short, generally less than one year, and will therefore not be as sensitive to interest rate changes.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Refer to Note 4, Investment Securities, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our securities.
Loan Composition
The following table summarizes our loan portfolio as of the periods presented:

	December 31,
(Dollars in Thousands)	2022	2021	2020	2019	2018
Commercial
Commercial Real Estate	$1,470,562	$1,323,252	$1,453,799	$1,365,310	$1,359,036
Commercial and Industrial	309,792	345,376	557,164	621,667	661,870
Total Commercial Loans	1,780,354	1,668,628	2,010,963	1,986,977	2,020,906
Consumer
Residential Mortgages	657,948	457,988	472,170	514,538	397,280
Other Consumer	44,562	44,666	57,647	73,688	73,058
Total Consumer Loans	702,510	502,654	529,817	588,226	470,338
Construction	353,553	282,947	406,390	309,563	212,548
Other	312,496	357,900	—	—	—
Total Portfolio Loans	3,148,913	2,812,129	2,947,170	2,884,766	2,703,792
Loans Held-for-Sale	—	228	25,437	19,714	2,559
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	—	9,835	—	—
Total Loans	$3,148,913	$2,812,357	$2,982,442	$2,904,480	$2,706,351
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in this Annual Report on Form 10-K for the year ended December 31, 2022.
Total portfolio loans increased $336.8 million, or 12.0% to $3.1 billion at December 31, 2022 compared to $2.8 billion at December 31, 2021 with strong production in our CRE, residential mortgage and construction portfolios. We experienced a decline in total loans during 2021 primarily due to large commercial loan payoffs, $62.2 million of loan sales and mortgage refinancing sold in the secondary markets.
The commercial portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. The Bank experienced strong growth in the residential mortgage loan portfolio during 2022. However, given the expectation of continued higher mortgage rates next year, we expect more modest growth during future periods. At December 31, 2022, the loan portfolio was comprised of 26.8% floating rate loans which reprice monthly, 41.2% variable rate loans that reprice at least once during the life of the loan, of which a majority of this loan population has one or more repricing events remaining before maturity, and 32.0% fixed rate loans. The Company carefully monitors the loan portfolio, including the potential impact on repayment capacity that our borrowers may experience given the interest rate environment.
Our exposure to the hospitality industry at December 31, 2022 equated to approximately $360.4 million, or 11.4%, of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. Beginning in the second quarter of 2021, we observed improvements in occupancy and the average daily rates for our hotel clients following sharp declines as a result of the pandemic. However, our clients continue to face challenges with respect to labor, which we believe impedes their ability to turnover rooms resulting in occupancy constraints. This has caused, or may cause, them to operate with lower levels of liquidity and an inability to reserve for capital improvements and could adversely affect their ability to pay property expenses, capital improvements and/or repay existing indebtedness. Contractual payments have been restored since the expiration of our deferral program on June 30, 2021. These developments, together with the current economic conditions, generally, may adversely impact the value of real estate

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.
Aggregate commitments to our top 10 credit relationships were $652.5 million at December 31, 2022. The largest relationship of the top 10 represents 47.4% of the aggregate commitments of our top 10 credit relationships.
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending
Top Ten (10) Relationships	12/31/2022	12/31/2021	Change	2022 % of Gross Loans	2022 % of RBC
1. Hospitality, agriculture & energy	$309,107	$350,010	$(40,903)	9.82%	63.94%
2. Retail real estate & food services	55,625	56,073	(448)	1.77%	11.51%
3. Industrial & retail real estate	41,725	45,653	(3,928)	1.32%	8.63%
4. Multifamily development	40,000	36,720	3,280	1.27%	8.27%
5. Retail real estate	37,679	38,250	(571)	1.20%	7.79%
6. Hospitality	35,255	35,664	(409)	1.12%	7.29%
7. Multifamily & student housing	33,998	35,405	(1,407)	1.08%	7.03%
8. Special / limited use	33,736	33,736	—	1.07%	6.98%
9. Hospitality	33,587	34,463	(876)	1.06%	6.95%
10. Multifamily development	31,790	29,389	2,401	1.01%	6.58%
Top Ten (10) Relationships	652,502	695,363	(42,861)	20.72%	134.97%
Total Gross Loans	3,148,913	2,812,357	336,556
% of Total Gross Loans	20.72%	24.73%	(4.01)%
Concentration (25% of RBC)	$120,863	$120,781
Unfunded commitments on lines of credit were $512.7 million at December 31, 2022 as compared to $433.1 million at December 31, 2021. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 50.3% at December 31, 2022 and 52.2% at December 31, 2021. Unfunded commitments on commercial operating lines of credit was 49.7% at December 31, 2022 and 51.7% at December 31, 2021.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry while actively managing concentrations. When concentrations exist in certain segments, this risk is mitigated by reviewing the relevant economic indicators and internal risk rating trends of the loans in these segments. The Company established transaction, relationship and specific loan segment limits in its loan policy. Total commercial real estate balances should not exceed the combination of 300% of total risk-based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk-based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio and are based on management’s risk tolerance relative to capital. In addition, there are specific limits in place for various categories of real estate loans with regards to loan-to-value ratios, loan terms, and amortization periods. We also have policy limits on loan-to-cost for construction projects. Although leverage is important, the Company is also focused on cash flow generation and uses multiple metrics to calculate a supportable loan amount. Supportable loan amounts have generally been more challenging given the increases in commodities pricing.
Unsecured loans pose higher risk for the Company due to the lack of a well-defined secondary source of repayment. Commercial unsecured loans are reserved for the best quality customers with well-established businesses that operate with low financial and operating leverage. The repayment capacity of the borrower should exceed the policy and guidelines for secured loans. The Company significantly increased the standards for consumer unsecured lending by adjusting upward the required qualifying Fair Isaac Corporation (“FICO”) scores and restricting loan amounts at lower FICO scores.
Deferred costs and fees included in the portfolio balances above were $8.2 million and $4.5 million at December 31, 2022 and December 31, 2021, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $161.2 thousand and $190.6 thousand at December 31, 2022 and December 31, 2021, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that has fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. There were no mortgage loans held-for-sale at December 31, 2022 and $0.2 million at December 31, 2021.
The following tables present the maturity schedule of portfolio loan types at December 31, 2022:

	Maturity
(Dollars in Thousands)	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates
Commercial Real Estate	$79,588	$246,838	$65,901	$9,372	$401,699
Commercial and Industrial	5,958	67,284	152,868	2,985	229,095
Residential Mortgages	11,086	7,308	71,857	23,853	114,104
Other Consumer	2,485	40,758	984	—	44,227
Construction	102,720	113,521	2,892	—	219,133
Other	—	—	—	—	—
Portfolio Loans with Fixed Interest Rates	$201,837	$475,709	$294,502	$36,210	$1,008,258
Variable interest rates
Commercial Real Estate	$47,898	$79,053	$665,031	$276,881	$1,068,863
Commercial and Industrial	27,176	27,310	22,867	3,344	80,697
Residential Mortgages	1,910	1,475	25,788	514,671	543,844
Other Consumer	335	—	—	—	335
Construction	49,313	76,025	7,540	1,542	134,420
Other	309,107	—	—	3,389	312,496
Portfolio Loans with Variable Interest Rates	$435,739	$183,863	$721,226	$799,827	$2,140,655
Total Portfolio Loans	$637,576	$659,572	$1,015,728	$836,037	$3,148,913
Refer to Note 5, Loans and Loans Held-For-Sale, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our loans.
Credit Quality
On a monthly basis, a Criticized Asset Committee meets to review certain watch, special mention and substandard risk rated loans within prescribed policy thresholds. These loans typically represent the highest risk of loss to the Company. Action plans are established and these loans are monitored through regular contact with the borrower and loan officer, review of current financial information and other documentation, review of all loan or potential loan restructures or modifications and the regular re-evaluation of assets held as collateral.
On a quarterly basis, the Credit Risk Committee of the Board meets to review our loan portfolio metrics, approve segment limits, approve the adequacy of ACL, and findings from Loan Review identified in the previous quarter. Annually, this same committee approves credit related policies and policy enhancements as they become available.
Additional credit risk management practices include continuous reviews of trends in our lending footprint and our lending policies and procedures to support sound underwriting practices, concentrations, delinquencies and annual portfolio stress testing. Our Loan Review department serves as a mechanism to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. Consumer unsecured loans and secured loans are evaluated for charge-off

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.
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
The following tables represent credit exposures by internally assigned risk ratings as of December 31, 2022 and 2021:

	December 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,457,340	$303,893	$653,044	$44,495	$352,516	$180,745	$2,992,033
Special Mention	10,796	2,887	983	—	69	—	14,735
Substandard	2,426	3,012	3,921	67	968	131,751	142,145
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913

Performing Loans	$1,468,258	$309,588	$654,683	$44,554	$352,689	$312,496	$3,142,268
Nonaccrual Loans	2,304	204	3,265	8	864	—	6,645
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913

	December 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,314,576	$337,294	$453,894	$44,554	$281,241	$185,247	$2,616,806
Special Mention	5,260	8	553	—	604	3,281	9,706
Substandard	3,416	8,074	3,541	112	1,102	169,372	185,617
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129

Performing Loans	$1,319,915	$344,925	$455,437	$44,593	$281,962	$357,900	$2,804,732
Nonaccrual Loans	3,337	451	2,551	73	985	—	7,397
Total Portfolio Loans	$1,323,252	$345,376	$457,988	$44,666	$282,947	$357,900	$2,812,129
At December 31, 2022 and December 31, 2021, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at December 31, 2022 decreased $38.4 million to $156.9 million compared to $195.3 million at December 31, 2021, with an increase of $5.0 million in special mention and a decrease of $43.4 million in substandard. The largest variance in special mention was primarily related to a CRE project totaling $9.9 million that was downgraded, offset by the payment in full on two CRE projects totaling $6.0 million and an upgraded credit to pass status in the amount of $1.5 million. In addition to CRE, the Company downgraded a syndicated C&I loan totaling $2.9 million. The decrease in substandard loans primarily related to the Other loan segment due to principal paydowns during 2022.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	December 31,
	2022	2021
Nonperforming Loans
Commercial Real Estate	$2,304	$3,337
Commercial and Industrial	204	451
Residential Mortgages	3,265	2,551
Other Consumer	8	73
Construction	864	985
Other	—	—
Total Nonperforming Loans	6,645	7,397
Other Real Estate Owned	8,393	10,916
Total Nonperforming Assets	$15,038	$18,313

Nonperforming Loans to Total Portfolio Loans	0.21%	0.26%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	0.48%	0.65%
Nonperforming assets decreased $3.3 million, or 17.9% to $15.0 million at December 31, 2022 compared to December 31, 2021. The decrease was primarily due to a $2.5 million decrease in OREO, driven primarily by sales and payments. Closed retail bank offices have a remaining book value of $1.1 million at December 31, 2022 compared to $1.0 million at December 31, 2021. During 2022, six branch closures were completed and moved to OREO as part of our branch network optimization project that aligns with our strategic goals to enhance franchise value and improve operating efficiency. Nine properties were sold totaling $1.9 million sold and two properties totaling $0.9 million were closed, but remain to be sold. Organic OREO decreased $2.6 million at December 31, 2022 compared to December 31, 2021.
NPLs decreased by $0.8 million at December 31, 2022 compared to December 31, 2021. NPLs as a percentage of total portfolio loans were 0.21% at December 31, 2022 compared to 0.26% at December 31, 2021.
Past Company legacy underwriting standards relied heavily on loan to value and did not necessarily consider the income characteristics of the borrower. An overreliance on value as a primary repayment source can become compromised during real estate cycles. As a result, management has worked through these legacy credits and has installed a number of underwriting guardrails that consider the proportion of speculation, transaction limits and introduced sensitivity analysis in order to determine supportable loan amounts. While these guardrails do not insulate the Company from credit cycles, it should reduce the experience of defaults. Despite economic uncertainty, increased costs and interest rates, credit quality remains favorable.
There were no nonaccrual loans related to loans held-for-sale at December 31, 2022 and December 31, 2021, respectively.
Refer to Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our nonperforming loans and OREO.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes past due loans for the dates presented:

(Dollars in Thousands)	December 31,
	2022	2021
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$104	$229
Commercial and Industrial	283	297
Total Commercial Loans	387	526
Consumer
Residential Mortgages	445	683
Other Consumer	541	461
Total Consumer Loans	986	1,144
Construction	3,464	—
Other	—	—
Total Loans 30 to 89 Days Past Due	$4,837	$1,670
Portfolio loans past due 30 to 89 days and still accruing increased $3.2 million to $4.8 million at December 31, 2022 compared to December 31, 2021, primarily in the construction segment due to two relationships with an aggregate principal balance of $2.9 million at December 31, 2022. There were no loans during the year ended December 31, 2022 and December 31, 2021 that were past due more than 90 days and still accruing.
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
Troubled Debt Restructuring Disclosures Prior to Our Adoption of ASU No. 2022-02
Prior to our adoption of ASU No. 2022-02, the Company accounted for Troubled Debt Restructuring (“TDR”) as a loan which, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower that we would not otherwise grant. The Company strives to identify borrowers in financial difficulty early and work with them to modify terms and conditions before their loan defaults and/or is transferred to nonaccrual status. Modified terms that might have been considered a TDR generally included extension of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may have been instances of principal forgiveness. Short-term modifications that were considered insignificant were generally not considered a TDR unless there were other concessions granted. On April 1, 2022, the Company adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2022. Refer to Note 1, Summary of Significant Accounting Polices, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to ASU No. 2022-02.
Generally, the Company individually evaluates all loans experiencing financial difficulty, with a commitment greater than or equal to $1.0 million for individually evaluated loan reserves. In addition, the Company may individually evaluate credits that have complex loan structures, even if the commitment is less than $1.0 million. Nonaccrual loans can be returned to accruing status if the ultimate collectability of all contractual amounts due, according to the restructured agreement, is not in doubt and there is a period of a minimum of six months of satisfactory payment performance by the borrower either immediately before or after the restructuring.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Allowance for Credit Losses
The following summarizes our allowance for credit loss experience at December 31 for each of the years presented:

(Dollars in Thousands)	2022	2021	2020
Balance Beginning of Year	$95,939	$54,074	$38,762
Impact of CECL Adoption	—	61,642	—
Provision for Credit Losses	2,419	3,350	18,006
Charge-offs:
Commercial Real Estate	—	19,662	40
Commercial and Industrial	3,436	374	66
Residential Mortgages	46	273	258
Other Consumer	1,677	2,256	3,991
Construction	—	1,859	—
Other	—	—	—
Total Charge-offs	5,159	24,424	4,355
Recoveries:
Commercial Real Estate	—	159	707
Commercial and Industrial	1	291	2
Residential Mortgages	99	168	27
Other Consumer	404	586	737
Construction	149	93	188
Other	—	—	—
Total Recoveries	653	1,297	1,661
Total Net Charge-offs	4,506	23,127	2,694
Balance End of Year	$93,852	$95,939	$54,074

Net Charge-offs to Average Portfolio Loans	0.15%	0.79%	0.09%
Allowance for Credit Losses to Total Portfolio Loans	2.98%	3.41%	1.83%
Total net charge-offs decreased to $4.5 million for the year ended December 31, 2022 compared to $23.1 million for the year ended December 31, 2021 primarily in the CRE segment. The largest charge-off in 2022 was $3.4 million on a purchased syndicated C&I loan in the amount of $4.9 million, which was previously reserved for $2.6 million, transferred to held-for-sale in the third quarter of 2022 in the amount of $1.5 million and then sold in the fourth quarter of 2022. The net charge-offs of $23.1 million for the full year 2021 was primarily attributable to the resolution of five problem relationships during 2021, in which the majority of losses were anticipated and previously reserved.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following is the allocation of the ACL balance by segment as of December 31 for the years presented below:

	2022		2021
(Dollars in Thousands)	Amount	% of Loans	Amount	% of Loans
Commercial Real Estate	$17,992	46.7%	$17,297	47.0%
Commercial & Industrial	3,980	9.9%	4,111	12.3%
Residential Mortgages	8,891	20.9%	4,368	16.3%
Other Consumer	1,329	1.4%	1,493	1.6%
Construction	6,942	11.2%	6,939	10.1%
Other	54,718	9.9%	61,731	12.7%
Balance End of Year	$93,852	100.0%	$95,939	100.0%
The declines in the other segment were primarily due to principal pay-downs during 2022. The ACL was $93.9 million, or 2.98%, of total portfolio loans at December 31, 2022 compared to $95.9 million, or 3.41% of total portfolio loans at December 31, 2021.
The following table summarizes the credit quality ratios and their components as of December 31 for the years presented below:

(Dollars in Thousands)	2022	2021
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$93,852	$95,939
Total Portfolio Loans	3,148,913	2,812,129
Allowance for Credit Losses to Total Portfolio Loans	2.98%	3.41%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$6,645	$7,397
Total Portfolio Loans	3,148,913	2,812,129
Nonperforming Loans to Total Portfolio Loans	0.21%	0.26%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$93,852	$95,939
Nonperforming Loans	6,645	7,397
Allowance for Credit Losses to Nonperforming Loans	1,412.37%	1,297.00%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs	$4,506	$23,127
Average Total Portfolio Loans	2,988,785	2,927,083
Net Charge-offs to Average Portfolio Loans	0.15%	0.79%
The provision (recovery) for credit losses, which includes a provision (recovery) for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses over the life of loans as of the balance sheet date. The provision for credit losses decreased $0.9 million to $2.4 million for the year ended 2022 compared to the same period in 2021. The reductions in the Other segment reserves due to principal paydowns were partially offset by charge-offs in 2022 and reserves associated with loan growth.
The provision (recovery) for unfunded commitments increased $1.8 million to $0.5 million for the year ended 2022 when compared to a recovery of $1.3 million for the year ended 2021 due to the level of construction commitments as well as changes in reserve rates. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans. There are three basic factors that influence the reserve rates associated with unfunded commitments for construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain CRE loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
As a percentage of average total portfolio loans, net charge-offs were 0.15% for the year ended December 31, 2022 compared to 0.79% for the same period in 2021. At December 31, 2022 NPLs decreased $0.8 million at December 31, 2022 since December 31, 2021. NPLs as a percentage of total portfolio loans were 0.21% and 0.26% as of December 31, 2022 and December 31, 2021, respectively.
Refer to Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our ACL.
Deposits
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2022		2021
(Dollars in Thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest-Bearing Demand	$716,645	—	$736,974	—
Interest-Bearing Demand	489,298	0.32%	413,714	0.24%
Money Market	521,269	0.35%	383,391	0.29%
Savings	720,682	0.10%	663,382	0.10%
Certificates of Deposit	1,271,548	1.14%	1,484,436	1.31%
Total Interest-Bearing Deposits	3,002,797	0.62%	2,944,923	0.76%
Total Average Deposits	$3,719,442	0.50%	$3,681,897	0.60%
For the year ended December 31, 2022, total average deposits grew $37.5 million, including an increase in average money market accounts of $137.9 million, or 36.0%, an increase in average interest-bearing deposits of $75.5 million, or 18.3%, and an increase in average savings accounts of $57.3 million, or 8.6%. The increases were partially offset by a managed decrease in average CDs of $212.9 million, or 14.3% due to the intentional runoff of higher cost CDs, through the first half of the year, and a decline in average noninterest-bearing demand deposits of $20.3 million. Due to historically low market interest rates during 2021 and the first half of 2022, the Company was able to migrate away from higher rate CDs and grow lower yielding, more liquid products. During the second half of 2022, market interest rates increased quickly providing new incentives for customers to seek out higher yielding CDs.
The following table presents additional information about our year-end deposits:

(Dollars in Thousands)	2022	2021
Deposits from the Certificate of Deposit Account Registry Services (CDARS)	$922	$139
Noninterest-Bearing Public Funds Deposits	27,086	58,393
Interest-Bearing Public Funds Deposits	180,243	123,968
Total Deposits not Covered by Deposit Insurance(1)	378,175	396,626
Certificates of Deposits not Covered by Deposit Insurance	159,030	147,134
Deposits from Certain Directors, Executive Officers and their Affiliates	2,910	3,032
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Maturities of CDs over $250,000 or more not covered by deposit insurance at December 31, 2022 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$16,002	10.1%
Over Three Months Through Twelve Months	72,505	45.6%
Over Twelve Months Through Three Years	62,836	39.5%
Over Three Years	7,687	4.8%
Total	$159,030	100.0%
Refer to Note 11, Deposits, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our deposits.
Federal Home Loan Bank (“FHLB”) Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at December 31 is summarized in the table below:

(Dollars in Thousands)	2022	2021	2020
Balance at Period End
Federal Home Loan Bank Borrowings	$180,550	$7,000	$35,000
Federal Funds Purchased	17,870	—	—
Average Balance during Period
Federal Home Loan Bank Borrowings	29,849	25,986	30,628
Federal Funds Purchased	5,711	—	55
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	3.90%	1.20%	1.18%
Federal Funds Purchased	3.29%	—%	1.82%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	180,550	35,000	35,000
Federal Funds Purchased	23,020	—	—
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	4.48%	1.61%	1.13%
Federal Funds Purchased	4.65%	—%	—%
The Company had $180.6 million FHLB borrowings at December 31, 2022 and $7.0 million at December 31, 2021 an increase of $173.6 million. The Company had $17.9 million in overnight federal funds purchased at December 31, 2022 and had no outstanding overnight federal funds purchased at December 31, 2021. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.

The Company held FHLB of Atlanta stock of $9.7 million and $2.4 million at December 31, 2022 and December 31, 2021, respectively. Dividends recorded on this restricted stock were $154 thousand and $121 thousand for the years ended December 31, 2022 and December 31, 2021, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 12, Federal Home Loan Bank Borrowings and Federal Funds Purchased, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our borrowings.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Capital Resources
The following table summarizes ratios for the Company and Bank for December 31:

	2022	2021
Common Equity Tier 1
Carter Bankshares, Inc.	12.61%	14.21%
Carter Bank and Trust	12.42%	14.04%
Tier 1 Ratio
Carter Bankshares, Inc.	12.61%	14.21%
Carter Bank and Trust	12.42%	14.04%
Total Risk-Based Capital Ratio
Carter Bankshares, Inc.	13.86%	15.46%
Carter Bank and Trust	13.68%	15.29%
Leverage Ratio
Carter Bankshares, Inc.	10.29%	10.62%
Carter Bank and Trust	10.13%	10.49%
Total shareholders’ equity decreased by $79.0 million to $328.6 million at December 31, 2022 compared to $407.6 million at December 31, 2021. The decrease was primarily due to $87.3 million, net of tax, decrease in other comprehensive loss due to changes in the fair value of available-for-sale securities and $42.9 million related to the repurchase of common stock, partially offset by net income of $50.1 million. The remaining difference of $1.1 million is related to stock-based compensation during the year ended December 31, 2022.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company continues to maintain its capital position with a leverage ratio of 10.29% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 12.61% compared to the regulatory guideline of 6.50% to be well-capitalized. Our risk-based Tier 1 and Total Capital ratios were 12.61% and 13.86%, respectively, which places the Company above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
The Basel rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
The Basel III Capital Rules require the Company and the Bank to maintain minimum Common Equity Tier 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
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
Refer to Note 20, Capital Adequacy, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our capital.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2022, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due In
(Dollars in Thousands)	Less Than One Year	One to Three Years	Three to Five Years	More Than five Years	Total
Deposits without a Stated Maturity (1)	$2,368,807	$—	$—	$—	$2,368,807
Certificates of Deposits (1)	637,771	487,827	134,345	1,583	1,261,526
Federal Home Loan Bank Borrowings	180,550	—	—	—	180,550
Federal Funds Purchased	17,870	—	—	—	17,870
Operating and Capital Leases	675	1,287	1,247	9,975	13,184
Purchase Obligations	4,674	8,719	8,089	2,983	24,465
Total	$3,210,347	$497,833	$143,681	$14,541	$3,866,402
 (1) Excludes Interest
Lease contracts are described in Note 8, Premises and Equipment, of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Purchase obligations primarily represent obligations under agreement with a third-party data processing vendor and communications charges.
Off-Balance Sheet Arrangements
In the normal course of business, the Company offers our customers lines of credit and letters of credit to meet their financing objectives. The undrawn or unfunded portion of these facilities do not represent outstanding balances and therefore are not reflected in our financial statements as loans receivable. The Company provides lines of credit to our clients to memorialize the commitment to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $373.2 million, or 59.2% and $283.9 million, or 55.3% of the commitments to extend credit identified in the table below at December 31, 2022 and December 31, 2021, respectively. The Company provides letters of credit, generally, for the benefit or our customers to provide assurance to various municipalities that construction projects will be completed according to approved plans and specifications. These instruments involve elements of credit and interest rate risk and our exposure to credit loss, in the event the customer does not satisfy the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
terms of the agreement, could be equal to the contractual amount of the obligation less the value of any collateral. The Company analyzes this risk and calculates a reserve for unfunded commitments. The same credit policies are applied in granting these facilities as those used for underwriting loans. Lines of credit to finance construction projects include a construction end date, at which time the loan is expected to convert to a mini-perm loan. A department independent of our lending group monitors construction commitments of $1.0 million or more. Lines of credit to operating companies to finance working capital include a maturity date and may include various financial covenants. Letters of credit include an expiration date unless it is a standby letter of credit which automatically renews but generally provide for a termination clause on an annual basis given sufficient notice to the beneficiary. The Company typically charges an annual fee for the issuance of letters of credit. Because letters of credit are expected to expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company.
The following table sets forth the commitments and letters of credit as of December 31:

(Dollars in Thousands)	2022	2021
Commitments to Extend Credit	$630,619	$513,482
Standby Letters of Credit	25,739	27,083
Total	$656,358	$540,565
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
For more details, see Note 17 - Commitments and Contingencies, in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets approximating $1.0 billion, subject to the amount of eligible collateral pledged, unsecured federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $611.8 million of unpledged available-for-sale investment securities as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our unsecured lines of credit with correspondent banks.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2022, the Bank had $616.3 million in highly liquid assets, which consisted of FRB Excess Reserves and interest-bearing deposits in other financial institutions of $4.5 million, and $611.8 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 14.7% at December 31, 2022.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of December 31:

(Dollars in Thousands)	2022	2021
Cash and Due From Banks, including Interest-bearing Deposits	$46,869	$277,799
Unpledged Investment Securities	611,845	743,836
Excess Pledged Securities	46,305	28,417
FHLB Borrowing Availability	676,746	667,307
Unsecured Lines of Credit Availability	127,130	145,000
Total Liquidity Sources	$1,508,895	$1,862,359
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
Stock Repurchase Plan
On June 28, 2022, the Company’s Board authorized the adoption of a new common stock repurchase program for the purchase of up to an additional 750,000 shares of the Company’s common stock from time-to-time on the open market (“2022 program”), at management’s discretion, which was in addition to the existing plan approved by the Board on December 10, 2021 (“prior program”, and together with the 2022 program, the “Company Stock Repurchase Programs.”) The prior program was completed on April 28, 2022. The Company purchased 2,587,361 shares of its outstanding common stock on the open market at a total cost of $42.9 million, or $16.59 per share during the year ended December 31, 2022 under the Company Stock Repurchase Programs. The remaining shares authorized to be purchased under the 2022 program totaled 132,232 shares at December 31, 2022.
The Company Stock Repurchase Programs are described in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K.

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

	December 31, 2022		December 31, 2021
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
400	14.5%	(4.7)%	43.6%	24.6%
300	11.2%	(2.1)%	33.1%	20.6%
200	7.7%	(0.2)%	22.5%	15.4%
100	4.1%	0.8%	11.4%	8.6%
-100	(5.1)%	(3.4)%	(2.4)%	(7.0)%
-200	(10.7)%	(8.5)%	(3.2)%	(11.5)%
-300	(17.3)%	(16.0)%	(3.3)%	0.9%
-400	(23.5)%	(28.0)%	(3.3)%	14.3%
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
Based on the ALM results presented above for the quarters ending December 31, 2022 and December 31, 2021, the Company’s balance sheet is less asset sensitive at December 31, 2022 than it previously was at December 31, 2021. This migration in asset sensitivity is due to 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and floating rate securities and portfolio loans that are less sensitive to future market interest rate changes, and 2) the recent shifts in the shape of the yield curve between the two periods presented above.
In addition to rate shocks and EVE analyses, sensitivity analyses are performed to help us identify which model assumptions are critical and cause the greatest impact on pretax NII. Sensitivity analyses include changing prepayment behavior of loans and securities with optionality, repricing correlations, and the impact of interest rate changes on non-maturity deposit products (decay rates).

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

Consolidated Balance Sheets	65

Consolidated Statements of Income (Loss)	66

Consolidated Statements of Comprehensive (Loss) Income	68

Consolidated Statements of Changes in Shareholders’ Equity	69

Consolidated Statements of Cash Flows	70

Notes to Consolidated Financial Statements	72

Report of Crowe LLP, Independent Registered Public Accounting Firm (PCAOB ID 173), on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	118

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Per Share Data)	December 31, 2022	December 31, 2021
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $4,505 at December 31, 2022 and $241,101 at December 31, 2021	$46,869	$277,799
Securities Available-for-Sale, at Fair Value	836,273	922,400
Loans Held-for-Sale	—	228
Portfolio Loans	3,148,913	2,812,129
Allowance for Credit Losses	(93,852)	(95,939)
Portfolio Loans, net	3,055,061	2,716,190
Bank Premises and Equipment, net	72,114	75,297
Other Real Estate Owned, net	8,393	10,916
Federal Home Loan Bank Stock, at Cost	9,740	2,352
Bank Owned Life Insurance	56,734	55,378
Other Assets	119,335	73,186
Total Assets	$4,204,519	$4,133,746

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$703,334	$747,909
Interest-Bearing Demand	496,948	452,644
Money Market	484,238	463,056
Savings	684,287	690,549
Certificates of Deposit	1,261,526	1,344,318
Total Deposits	3,630,333	3,698,476
Federal Home Loan Bank Borrowings	180,550	7,000
Federal Funds Purchased	17,870	—
Other Liabilities	47,139	20,674
Total Liabilities	3,875,892	3,726,150

SHAREHOLDERS' EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 23,956,772 shares at December 31, 2022, and 26,430,919 shares at December 31, 2021	23,957	26,431
Additional Paid-in Capital	104,693	143,988
Retained Earnings	285,593	235,475
Accumulated Other Comprehensive (Loss) Income	(85,616)	1,702
Total Shareholders' Equity	328,627	407,596
Total Liabilities and Shareholders' Equity	$4,204,519	$4,133,746
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(Dollars in Thousands except, Per Share Data)	2022	2021	2020
INTEREST INCOME
Loans, including fees
Taxable	$135,055	$115,448	$117,226
Non-Taxable	3,609	4,733	7,694
Investment Securities
Taxable	20,330	12,442	14,263
Non-Taxable	693	882	1,238
FRB Excess Reserves	312	169	224
Interest on Bank Deposits	29	102	78
Dividend Income	154	121	218
Total Interest Income	160,182	133,897	140,941
Interest Expense
Interest Expense on Deposits	18,616	22,246	35,391
Interest Expense on Federal Funds Purchased	188	—	1
Interest on Other Borrowings	1,450	468	434
Total Interest Expense	20,254	22,714	35,826
NET INTEREST INCOME	139,928	111,183	105,115
Provision for Credit Losses	2,419	3,350	18,006
Provision (Recovery) for Unfunded Commitments	509	(1,269)	—
Net Interest Income After Provision (Recovery) for Credit Losses	137,000	109,102	87,109
NONINTEREST INCOME
Gain on Sales of Securities, net	46	6,869	6,882
Service Charges, Commissions and Fees	7,168	6,662	4,668
Debit Card Interchange Fees	7,427	7,226	5,857
Insurance Commissions	1,961	1,901	1,728
Bank Owned Life Insurance Income	1,357	1,380	1,400
Gains on Sales and Write-downs of Bank Premises, net	73	—	—
Other Real Estate Owned Income	50	90	340
Commercial Loan Swap Fee Income	774	2,416	4,051
Other	2,862	2,337	1,654
Total Noninterest Income	21,718	28,881	26,580
NONINTEREST EXPENSE
Salaries and Employee Benefits	52,399	54,157	52,390
Occupancy Expense, net	13,527	13,556	13,369
FDIC Insurance Expense	2,015	2,157	2,313
Other Taxes	3,319	3,129	3,151
Advertising Expense	1,434	952	1,633
Telephone Expense	1,781	2,208	2,303
Professional and Legal Fees	5,818	5,255	5,006
Data Processing	4,051	3,758	2,648
Losses on Sales and Write-downs of Other Real Estate Owned, net	432	3,622	1,435
Losses on Sales and Write-downs of Bank Premises, net	—	231	99
Debit Card Expense	2,750	2,777	2,565
Tax Credit Amortization	621	1,708	1,088
Unfunded Loan Commitment Expense	—	—	(252)
Other Real Estate Owned Expense	343	407	657
Goodwill Impairment Expense	—	—	62,192
Other	8,511	8,368	8,178
Total Noninterest Expense	97,001	102,285	158,775
Income (Loss) Before Income Taxes	61,717	35,698	(45,086)
Income Tax Provision	11,599	4,108	772

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)

Net Income (Loss)	$50,118	$31,590	$(45,858)

Earnings (Loss) per Common Share:
Basic Earnings (Loss) per Common Share	$2.03	$1.19	$(1.74)
Diluted Earnings (Loss) per Common Share	$2.03	$1.19	$(1.74)
Average Shares Outstanding-Basic	24,595,789	26,342,729	26,379,774
Average Shares Outstanding-Diluted	24,595,789	26,342,729	26,379,774
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(Dollars in Thousands)	2022	2021	2020
Net Income (Loss)	$50,118	$31,590	$(45,858)
Other Comprehensive (Loss) Income:
Net Unrealized (Losses) Gains on Securities Available-for-Sale:
Net Unrealized (Losses) Gains Arising during the Period	(111,542)	(10,877)	26,621
Reclassification Adjustment for Gains included in Net Income (Loss)	(46)	(6,869)	(6,882)
Tax Effect	24,270	3,727	(4,145)
Net Unrealized (Losses) Gains Recognized in Other Comprehensive (Loss) Income	(87,318)	(14,019)	15,594
Other Comprehensive (Loss) Income:	(87,318)	(14,019)	15,594
Comprehensive (Loss) Income	$(37,200)	$17,571	$(30,264)
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance January 1, 2020	$26,334	$142,492	$304,158	$127	$473,111
Net Loss	—	—	(45,858)	—	(45,858)
Other Comprehensive Income, Net of Tax	—	—	—	15,594	15,594
Dividends Declared ($0.14 per share)	—	—	(3,689)	—	(3,689)
Forfeiture of Restricted Stock (4,344 shares)	(4)	4	—	—	—
Issuance of Restricted Stock (55,156 shares)	55	(55))	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,016	—	—	1,016
Balance December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Net Income	—	—	31,590	—	31,590
Other Comprehensive Loss, Net of Tax	—	—	—	(14,019)	(14,019)
Cumulative Effect For Adoption of Credit Losses	—	—	(50,726)	—	(50,726)
Repurchase of Common Stock (30,407 shares)	(30)	(433)	—	—	(463)
Forfeiture of Restricted Stock (6,205 shares)	(6))	6	—	—	—
Issuance of Restricted Stock (82,490 shares)	82	(82))	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,040	—	—	1,040
Balance December 31, 2021	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	50,118)	—	50,118
Other Comprehensive Loss, Net of Tax	—	—	—	(87,318)	(87,318)
Repurchase of Common Stock (2,587,361 shares)	(2,587)	(40,340)	—	—	(42,927)
Forfeiture of Restricted Stock (14,141 shares)	(14))	(142)	—	—	(156)
Issuance of Restricted Stock (127,355 shares)	127	(127)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,314	—	—	1,314
Balance December 31, 2022	$23,957	$104,693	$285,593	$(85,616)	$328,627
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$50,118	$31,590	$(45,858)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision (Recovery) for Unfunded Commitments	2,928	2,081	18,006
Goodwill Impairment	—	—	62,192
Origination of Loans Held-for-Sale	(8,047)	(480,372)	(800,053)
Proceeds From Loans Held-for-Sale	10,184	505,946	794,592
Depreciation/Amortization of Bank Premises and Equipment	6,063	6,229	6,142
Provision (Benefit) for Deferred Taxes	3,630	3,114	(1,627)
Net Amortization of Securities	5,749	4,798	3,441
Tax Credit Amortization	621	1,708	1,088
Gains on Sales of Loans Held-for-Sale	(396)	(365)	(262)
Gains on Sales of Securities, net	(46)	(6,869)	(6,882)
Write-downs of Other Real Estate Owned	741	3,472	1,483
(Gains) Losses on Sales of Other Real Estate Owned, net	(309)	150	(48)
(Gains) Losses on Sales and Write-downs of Bank Premises, net	(73)	231	99
Change in Fair Market Value of Commercial Loan Swap Derivative	(605)	(89)	214
Premiums on Branch Sales	—	(506)	—
Increase in the Value of Life Insurance Contracts	(1,357)	(1,380)	(1,400)
Recognition of Restricted Stock Compensation Expense	1,314	1,040	1,016
(Increase) Decrease in Other Assets	(3,273)	8,361	(18,723)
Increase (Decrease) in Other Liabilities	3,549	(1,601)	(5,716)
Net Cash Provided By Operating Activities	70,791	77,538	7,704
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	19,777	197,056	188,169
Proceeds from Maturities, Redemptions, and Pay-downs	84,693	110,196	78,852
Purchases	(135,634)	(466,648)	(277,644)
Purchase of Bank Premises and Equipment, Net	(5,890)	(8,484)	(10,120)
Proceeds from Sales of Bank Premises and Equipment, net	408	—	—
Net Cash Paid in Branch Sales	—	(73,923)	—
Proceeds from Sale of Portfolio Loans	—	52,320	—
(Purchase) Redemption of Federal Home Loan Bank Stock, net	(7,388)	2,741	(980)
Loan (Originations) and Payments, net	(342,877)	67,131	(75,688)
Other Real Estate Owned Improvements	—	—	(19)
Proceeds from Sales and Payments of Other Real Estate Owned	4,840	13,256	4,162
Net Cash Used In Investing Activities	(382,071)	(106,355)	(93,268)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	14,649	369,730	469,507
Decrease in Certificates of Deposits	(82,792)	(276,899)	(289,124)
Proceeds (Repayments) from Federal Home Loan Bank Borrowings, net	173,550	(28,000)	25,000
Proceeds (Repayments) from Federal Funds Purchased, net	17,870	—	—
Repurchase of Common Stock	(42,927)	(157)	—
Cash Dividends Paid	—	—	(3,689)
Net Cash Provided By Financing Activities	80,350	64,674	201,694
Net (Decrease) Increase in Cash and Cash Equivalents	(230,930)	35,857	116,130
Cash and Cash Equivalents at Beginning of Period	277,799	241,942	125,812
Cash and Cash Equivalents at End of Period	$46,869	$277,799	$241,942
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,
(Dollars in Thousands)	2022	2021	2020
SUPPLEMENTARY DATA
Cash Interest Paid	$19,338	$23,467	$36,696
Cash Paid for Income Taxes	5,793	2,720	416
Transfer from Loans to Other Real Estate Owned	74	59	755
Loans Transferred to Held-for-Sale	1,513	—	—
Transfer from Fixed Assets to Other Real Estate Owned	2,675	12,013	2,221
Security (Purchases) Settled in Subsequent Period	—	—	(2,259)
Right-of-use Asset Recorded in Exchange for Lease Liabilities	3,391	2,027	621
Loans Held-for-Sale in Connection with Sale of Bank Branches	—	—	9,835
Bank Premises and Equipment Held-for-Sale	—	—	2,293
Deposits Held for Assumption in Connection with Sale of Bank Branches	—	—	84,717
Stock Repurchases Settled in Subsequent Period	—	(306)	—
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia. The Company is the parent company of its wholly owned subsidiary of Carter Bank & Trust (the “Bank”). The holding company is regulated by the Federal Reserve Bank (“FRB”). The Bank is an insured, Virginia state-chartered commercial bank which operates branches in Virginia and North Carolina. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and Bureau of Financial Institutions of the Virginia State Corporation Commission. The Bank has one wholly owned subsidiary, CB&T Investment Company (the “Investment Company”).
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and financial standby and performance letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Comprehensive (Loss) Income: Comprehensive (loss) income consists of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized (losses) gains on securities available-for-sale, net of tax.
Securities: The Company classifies securities into either the held-to-maturity or available-for-sale categories at the time of purchase. All securities were classified as available-for-sale at December 31, 2022 and December 31, 2021. Securities classified as available-for-sale include securities which can be sold for liquidity, investment management, or similar reasons even if there is not a present intention of such a sale. Available-for-sale securities are reported at fair value, with unrealized (losses) gains, net of tax included in other comprehensive (loss) income.
Premium amortization is deducted from, and discount accretion is added to, interest income on securities using the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses are recognized upon the sale of specific identified securities on the completed trade date.
Management evaluates debt securities for impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining impairment, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an impairment decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When an impairment occurs, the amount of impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet with a corresponding adjustment to provision for credit losses in the Consolidated Statements of Net Income (Loss). Both the allowance and the adjustment to net income (loss) can be reversed if conditions change.
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
From time to time, certain loans are transferred from the loan portfolio to loans held-for-sale, which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the ACL. Subsequent declines in fair value are recognized as a charge to noninterest income. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held-for-sale are included in other noninterest income in the Consolidated Statements of Net Income (Loss).
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
An individually evaluated loan analysis is conducted for loans that are either or both nonperforming or a restructured loan with a commitment greater than or equal to $1.0 million. The ACL related to loans individually evaluated is primarily based on the excess of the loan's current outstanding principal balance compared to the estimated fair value of the related collateral, less cost to sell. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current estimate of the future cash flows on the loan discounted at the loan's original effective interest rate.
Loans, including individually evaluated loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days based on contractual terms, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is unlikely. Any interest that is accrued, but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan.
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
Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a period of a minimum of six months of satisfactory payment performance by the borrower in accordance with the contractual terms of interest and principal.
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
For more details, see Note 6 - Allowance for Credit Losses, in Item 8 of this Annual Report on Form 10-K.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Loan Restructurings: On April 1, 2022, the Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2022, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.
Concentration of Credit Risk: The majority of the Company's loans, commitments and lines of credit have been granted to customers in the Company's market area. The concentrations of credit by loan classification are set forth in Note 5.
Advertising Costs: We expense all marketing-related costs, including advertising costs, as incurred. Advertising expense was $1.4 million, $1.0 million, and $1.6 million for the years ended 2022, 2021, and 2020, respectively.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain executive officers and associates. We receive the cash surrender value of each policy upon its termination or benefits are payable to us upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of Income (Loss).
Bank Premises and Equipment: Bank premises and equipment acquired are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful life of the assets by the straight-line method. Land is carried at cost. Costs of maintenance or repairs are charged to expense as incurred and improvements are capitalized. Upon retirement or disposal of an asset, the asset and related allowance account are eliminated. Any gain or loss on such transactions is included in current operations. Depreciation expense is included under occupancy expense, net in the Consolidated Statements of Income (Loss) totaling $6.1 million in 2022, $6.2 million in 2021, and $6.1 million in 2020. The estimated useful life for bank premises ranges from 5 to 40 years and equipment depreciates over a 3 to 10-year period.

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Earnings (Loss) per Common Share: Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards are considered participating shares for the earnings (loss) per common share calculation. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
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
Retirement Benefits: The Company has established an employee benefit plan as described in Note 13. The Company does not provide any other post-retirement benefits.
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
During 2020, with the volatility in the financial services industry and in the economic environment the Company determined it prudent to have a full goodwill impairment analysis performed on a quarterly basis. The Company monitored its performance due to the COVID-19 pandemic and continued to experience declines in the stock price in relation to other bank indices and the length of time that the market value of the reporting unit had been below its book value. As of September 30, 2020, the analysis estimated fair value of the reporting unit to be less than the carrying value, therefore, a goodwill impairment charge of $62.2 million was recorded. This impairment charge represented the entire amount of goodwill allocated to the reporting unit. This non-cash charge to earnings had no impact to the Company’s regulatory capital ratios, cash flows, liquidity position, or our overall financial strength.
Allowance for Unfunded Commitments: In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby and performance letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s Consolidated Balance Sheets.
Stock-Based Compensation: The Company has issued both restricted stock to executive officers, associates and non-associate directors and performance based stock units to its executive officers. Compensation expense for restricted stock awards is based on the fair value of these awards at the date of the grant. The market price of the Company’s common stock at the date of the grant is the fair value of the award.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company recognizes forfeitures as they occur.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
For the performance stock units (“PSUs”), management evaluates the criteria quarterly to determine the probability of the performance goals being met and recognizes compensation based upon the this evaluation. The PSUs vest on the third anniversary of the grant date.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At December 31, 2022 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
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
Recent Accounting Pronouncements and Developments
Newly Adopted Pronouncements in 2022
In March 2022, the FASB issued ASU No. 2022-02, which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326, “Financial Instruments - Credit Losses.” Due to the removal of the TDR accounting model, all loan modifications were evaluated to determine if they resulted in a new loan or a continuation of the existing loan. The amendments in this ASU also required that entities disclose current-period gross charge-offs by year of origination for loans and leases. The amendments in this ASU are effective January 1, 2023, with early adoption permitted. The Company evaluated the impact of the updated guidance on its Consolidated Financial Statements and elected to early adopt the amendments in this ASU on April 1, 2022 on a prospective basis, effective as of January 1, 2022. This change did not have a material effect on our consolidated financial statements. Refer to Note 5, Loans and Loans Held-For-Sale for disclosures for debtors experiencing financial difficulty and Note 6, Allowance for Credit Losses for vintage disclosures related to gross charge-offs by loan segment by year of origination, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information on the adoption of these amendments.
Accounting Statements Issued but Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in U.S. GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective for all entities between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
As of December 31, 2022, approximately 7.4% of our loan portfolio consists of loans whose variable rate index is LIBOR. We ceased originating new LIBOR based variable rate loans as of December 31, 2021 per the ARRC’s guidance.
NOTE 2 – EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is calculated by dividing net income (loss) allocated to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The following table reconciles the numerators and denominators of basic and diluted earnings (loss) per common share calculations for the periods presented:

	Years ended December 31,
(Dollars in Thousands, except share and per share data)	2022	2021	2020
Numerator for Earnings (Loss) per Common Share - Basic and Diluted
Net Income (Loss)	$50,118	$31,590	$(45,858)
Less: Income allocated to participating shares	295	127	—
Net Income (Loss) Allocated to Common Shareholders - Basic & Diluted	$49,823	$31,463	$(45,858)

Denominators:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	24,741,454	26,449,438	26,379,774
Less: Average Participating Securities	145,665	106,709	—
Weighted Average Common Shares Outstanding - Basic & Diluted	$24,595,789	$26,342,729	$26,379,774

Earnings (Loss) per Common Share-Basic	$2.03	$1.19	$(1.74)
Earnings (Loss) per Common Share-Diluted	$2.03	$1.19	$(1.74)
All outstanding unvested restricted stock awards are considered participating securities for the earnings (loss) per common share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per common share calculation in the years ended 2022 and 2021. As a result of the net loss for the full year December 31, 2020, all average participating shares outstanding are considered anti-dilutive to loss per common share.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the FRB imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the FRB. The Company had no required reserves for 2022 and 2021 and averaged $3.7 million for 2020. The average of required reserves declined during 2022 and 2021 as a result of the implementation of a new deposit management tool.
NOTE 4 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2022
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,318	$—	$(1,452)	$17,866
U.S. Government Agency Securities	50,334	218	(788)	49,764
Residential Mortgage-Backed Securities	115,694	—	(12,009)	103,685
Commercial Mortgage-Backed Securities	35,538	73	(936)	34,675
Other Commercial Mortgage-Backed Securities	24,987	9	(2,597)	22,399
Asset Backed Securities	156,552	—	(15,169)	141,383
Collateralized Mortgage Obligations	190,781	—	(14,159)	176,622
States and Political Subdivisions	281,753	—	(53,607)	228,146
Corporate Notes	70,750	—	(9,017)	61,733
Total Debt Securities	$945,707	$300	$(109,734)	$836,273

	December 31, 2021
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$4,442	$—	$(29)	$4,413
U.S. Government Agency Securities	72,915	707	(88)	73,534
Residential Mortgage-Backed Securities	112,118	76	(2,181)	110,013
Commercial Mortgage-Backed Securities	43,358	228	(560)	43,026
Other Commercial Mortgage-Backed Securities	14,136	68	(58)	14,146
Asset Backed Securities	151,683	968	(1,201)	151,450
Collateralized Mortgage Obligations	204,034	1,203	(1,356)	203,881
States and Political Subdivisions	257,810	6,344	(1,952)	262,202
Corporate Notes	59,750	375	(390)	59,735
Total Debt Securities	$920,246	$9,969	$(7,815)	$922,400
The Company did not have securities classified as held-to-maturity at December 31, 2022 or December 31, 2021.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(Dollars in Thousands)	2022	2021	2020
Proceeds from Sales of Securities Available-for-Sale	$19,777	$197,056	$188,169

Gross Realized Gains	$208	$7,080	$6,957
Gross Realized Losses	(162)	(211)	(75)
Net Realized Gains	$46	$6,869	$6,882
Tax Impact	$10	$1,443	$1,445

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

	December 31, 2022
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$200	$200
Due after One Year through Five Years	20,470	19,278
Due after Five Years through Ten Years	224,424	196,367
Due after Ten Years	177,061	141,664
Residential Mortgage-Backed Securities	115,694	103,685
Commercial Mortgage-Backed Securities	35,538	34,675
Other Commercial Mortgage-Backed Securities	24,987	22,399
Collateralized Mortgage Obligations	190,781	176,622
Asset Backed Securities	156,552	141,383
Total Securities	$945,707	$836,273
At December 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $224.5 million at December 31, 2022 and $178.6 million at December 31, 2021.
Available-for-sale securities with unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	3	$14,080	$(789)	2	$3,786	$(663)	5	$17,866	$(1,452)
U.S. Government Agency Securities	6	5,337	(26)	9	15,576	(762)	15	20,913	(788)
Residential Mortgage-Backed Securities	6	7,601	(372)	37	96,084	(11,637)	43	103,685	(12,009)
Commercial Mortgage-Backed Securities	7	7,843	(307)	49	15,675	(629)	56	23,518	(936)
Other Commercial Mortgage-Backed Securities	2	5,302	(617)	6	14,560	(1,980)	8	19,862	(2,597)
Asset Backed Securities	13	42,173	(2,984)	41	97,210	(12,185)	54	139,383	(15,169)
Collateralized Mortgage Obligations	35	66,362	(4,500)	50	110,260	(9,659)	85	176,622	(14,159)
States and Political Subdivisions	73	112,564	(19,706)	91	115,382	(33,901)	164	227,946	(53,607)
Corporate Notes	8	23,285	(2,965)	13	38,448	(6,052)	21	61,733	(9,017)
Total Debt Securities	153	$284,547	$(32,266)	298	$506,981	$(77,468)	451	$791,528	$(109,734)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	2	$4,413	$(29)	—	$—	$—	2	$4,413	$(29)
U.S. Government Agency Securities	7	13,847	(68)	2	2,537	(20)	9	16,384	(88)
Residential Mortgage-Backed Securities	30	95,749	(2,030)	7	8,706	(151)	37	104,455	(2,181)
Commercial Mortgage-Backed Securities	6	8,686	(208)	51	17,093	(352)	57	25,779	(560)
Other Commercial Mortgage-Backed Securities	3	8,962	(58)	—	—	—	3	8,962	(58)
Asset Backed Securities	30	89,756	(1,025)	10	21,895	(176)	40	111,651	(1,201)
Collateralized Mortgage Obligations	34	103,007	(990)	11	24,849	(366)	45	127,856	(1,356)
States and Political Subdivisions	56	88,746	(1,503)	8	7,874	(449)	64	96,620	(1,952)
Corporate Notes	10	29,683	(317)	1	2,427	(73)	11	32,110	(390)
Total Debt Securities	178	$442,849	$(6,228)	90	$85,381	$(1,587)	268	$528,230	$(7,815)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an ACL on its investment securities during the year ended December 31, 2022 or December 31, 2021 as the Company did not have securities classified as held-to-maturity at December 31, 2022 or December 31, 2021. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of December 31, 2022, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date.
As of December 31, 2022, management believes the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income (loss) in the period the credit related impairment is identified, while any non-credit loss will be recognized in other comprehensive (loss) income. During the year ended December 31, 2022 and December 31, 2021, the Company had no credit related net investment impairment losses. As of December 31, 2020, the Company did not identify or record any other-than-temporary impairment for any investment securities in its portfolio.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 5 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

	December 31,
(Dollars in Thousands)	2022	2021
Commercial
Commercial Real Estate	$1,470,562	$1,323,252
Commercial and Industrial	309,792	345,376
Total Commercial Loans	1,780,354	1,668,628
Consumer
Residential Mortgages	657,948	457,988
Other Consumer	44,562	44,666
Total Consumer Loans	702,510	502,654
Construction	353,553	282,947
Other(1)	312,496	357,900
Total Portfolio Loans	3,148,913	2,812,129
Loans Held-for-Sale	—	228
Total Loans	$3,148,913	$2,812,357
(1) Refer to Note 1, Summary of Significant Accounting Policies for details of the initial reclassification of our portfolio segments related to the adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2021.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry while actively managing concentrations. When concentrations exist in certain segments, this risk is mitigated by reviewing the relevant economic indicators and internal risk rating trends of the loans in these segments. The Company established transaction, relationship and specific loan segment limits in its loan policy. Total CRE balances should not exceed the combination of 300% of total risk-based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk-based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio and are based on management’s risk tolerance relative to capital. In addition, there are specific limits in place for various categories of real estate loans with regards to loan-to-value ratios, loan terms, and amortization periods. We also have policy limits on loan-to-cost for construction projects. Although leverage is important, the Company is also focused on cash flow generation and uses multiple metrics to calculate a supportable loan amount. Supportable loan amounts have generally been more challenging given the increases in commodities pricing.
Unsecured loans pose higher risk for the Company due to the lack of a well-defined secondary source of repayment. Commercial unsecured loans are reserved for the best quality customers with well-established businesses that operate with low financial and operating leverage. The repayment capacity of the borrower should exceed the policy and guidelines for secured loans. The Company significantly increased the standards for consumer unsecured lending by adjusting upward the required qualifying Fair Isaac Corporation (“FICO”) scores and restricting loan amounts at lower FICO scores.
In connection with our adoption of Topic 326, we made changes to our loan portfolio segments to align with the methodology applied in determining the allowance under CECL. Our new segmentation breaks out Other loans from our original loan segments: CRE, commercial & industrial (“C&I”), Construction and Residential Mortgages. At January 1, 2021 related to the adoption of Topic 326, the initial break-out of other loans totaled $379.9 million consisting of loans that would otherwise have been included in the following loan segments: $140.8 million of CRE, $78.1 million of C&I, $50.8 million of Residential Mortgages and $110.2 million of Construction. This segment of loans includes unique risk attributes considered inconsistent with current underwriting standards. The following tables provides the break-out of Other loans as of the dates presented:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Commercial Real Estate	$123,286	$132,582
Commercial and Industrial	76,001	76,001
Residential Mortgages	18,053	40,881
Construction	95,156	108,436
Other	$312,496	$357,900

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Deferred costs and fees included in the portfolio balances above were $8.2 million and $4.5 million at December 31, 2022 and December 31, 2021, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $161.2 thousand and $190.6 thousand at December 31, 2022 and December 31, 2021, respectively.
The Company had no mortgage loans held-for-sale as of December 31, 2022 and $0.2 million as of December 31, 2021.
Loan Restructurings
On April 1, 2022, the Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2022, which eliminates the recognition and measurement of a TDR. Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.
A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis if the commitment is $1.0 million or greater; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan. For a discussion with respect to reserve calculations regarding individually evaluated loans refer to the “Nonrecurring Loans” section in Note 7, Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
The following table shows the amortized cost basis as of December 31, 2022 for the year ended December 31, 2022 for the loans restructured during the year ended December 31, 2022 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

Restructured Loans
Twelve Months Ended December 31, 2022
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	1	$324	0.02%
Commercial and Industrial	—	—	—%
Residential Mortgages	—	—	—%
Other Consumer	—	—	—%
Construction	—	—	—%
Other	—	—	—%
Total Accruing Restructured Loans	1	324	0.02%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%
Commercial and Industrial	—	—	—%
Residential Mortgages	—	—	—%
Other Consumer	—	—	—%
Construction	—	—	—%
Other	—	—	—%
Total Nonaccrual Restructured Loans	—	—	—%
Total Restructured Loans	1	324	0.02%
(1) Excludes accrued interest receivable of $1.5 thousand on restructured loans for the year ended 2022.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
During the fourth quarter of 2022 the Bank had no new restructured loans. During the third quarter of 2022 the Bank modified a construction loan as a restructured loan. This performing loan was extended to allow the borrower to complete construction and has since paid off during the fourth quarter of 2022. In the first quarter of 2022 the Bank recognized a loan modification of a commercial real estate loan as a restructured loan. The borrower’s objective was to redevelop the property for a purpose that temporarily lacked feasibility due to the COVID-19 pandemic. In the interim the property was leased, albeit at a lower rate than originally forecasted. The Bank reduced the regularly scheduled principal and interest payments to accommodate the rental income until the property can be redeveloped. This loan is not considered significant and is included in the Bank’s ACL model in the general pool of the CRE segment for reserve purposes.
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the year ended December 31, 2022:

Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Accruing Restructured Loans
Commercial Real Estate	$324	$—	$—
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	—	—	—
Total Accruing Restructured Loans	$324	$—	$—

Nonaccrual Restructured Loans
Commercial Real Estate	$—	$—	$—
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	—	—	—
Total Nonaccrual Restructured Loans	$—	$—	$—
Total Restructured Loans(1)	$324	$—	$—
(1)Excludes accrued interest receivable of $1.5 thousand at December 31, 2022.
As of December 31, 2022, the Bank had no commitments to lend any additional funds on restructured loans. As of December 31, 2022 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of December 31, 2022 and December 31, 2021, the Company had $902 thousand and $254 thousand, respectively, of residential real estate in the process of foreclosure. We also had $133 thousand at December 31, 2022 and $62 thousand at December 31, 2021 in residential real estate included in OREO.
Loans to principal officers, directors and their affiliates during 2022 were as follows:

(Dollars in Thousands)	2022
Beginning Balance	$2,625
Principal Additions	310
Repayments	(189)
Balance at End of Year	$2,746

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Company has a loan review policy and annual scope report that details the level of loan review for loans in a given year. The annual loan review provides the Credit Risk Committee with an independent analysis of the following: 1) credit quality of the loan portfolio, 2) compliance with the loan policy, 3) adequacy of documentation in credit files and 4) validity of risk ratings. Since 2020 and throughout 2022, the Company used a five step approach for loan review in the following categories:
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31:

	Risk Rating
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$418,939	$186,226	$139,148	$130,521	$215,498	$335,659	$31,349	$1,457,340
Special Mention	—	218	—	—	9,919	659	—	10,796
Substandard	—	—	—	—	2,105	321	—	2,426
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$418,939	$186,444	$139,148	$130,521	$227,522	$336,639	$31,349	$1,470,562
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$23,104	$47,137	$35,819	$9,022	$10,639	$154,473	$23,699	$303,893
Special Mention	—	—	2,887	—	—	—	—	2,887
Substandard	—	56	—	18	97	2,800	41	3,012
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$23,104	$47,193	$38,706	$9,040	$10,736	$157,273	$23,740	$309,792
YTD Gross Charge-offs	3,432	—	—	—	4	—	—	3,436

Residential Mortgages
Pass	$200,725	$184,718	$81,446	$50,770	$70,659	$39,411	$25,315	$653,044
Special Mention	—	—	—	—	429	520	34	983
Substandard	—	1,212	—	865	444	1,400	—	3,921
Doubtful	—	—	—	—	—	—	—	—
Total Residential Mortgages	$200,725	$185,930	$81,446	$51,635	$71,532	$41,331	$25,349	$657,948
YTD Gross Charge-offs	—	—	—	—	22	24	—	46

Other Consumer
Pass	$24,100	$10,006	$7,323	$1,999	$512	$256	$299	$44,495
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	45	1	—	1	20	—	67
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$24,100	$10,051	$7,324	$1,999	$513	$276	$299	$44,562
YTD Gross Charge-offs	280	625	254	358	39	121	—	1,677

Construction
Pass	$149,535	$117,466	$41,808	$4,938	$25,523	$7,190	$6,056	$352,516
Special Mention	—	—	—	—	—	69	—	69
Substandard	—	—	—	—	92	876	—	968
Doubtful	—	—	—	—	—	—	—	—
Total Construction	$149,535	$117,466	$41,808	$4,938	$25,615	$8,135	$6,056	$353,553
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other
Pass	$—	$—	$—	$—	$—	$180,745	$—	$180,745
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	74,050	57,701	—	131,751
Doubtful	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$816,403	$545,553	$305,544	$197,250	$322,831	$717,734	$86,718	$2,992,033
Special Mention	—	218	2,887	—	10,348	1,248	34	14,735
Substandard	—	1,313	1	883	76,789	63,118	41	142,145
Doubtful	—	—	—	—	—	—	—	—
Total Portfolio Loans	$816,403	$547,084	$308,432	$198,133	$409,968	$782,100	$86,793	$3,148,913
Current YTD Period:
YTD Gross Charge-offs	$3,712	$625	$254	$358	$65	$145	$—	$5,159

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Risk Rating
(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$195,441	$165,100	$215,575	$292,857	$115,024	$292,197	$38,382	$1,314,576
Special Mention	229	—	—	—	4,205	826	—	5,260
Substandard	—	—	314	2,742	215	145	—	3,416
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
YTD Gross Charge-offs	—	—	10,471	1,424	6,577	1,190	—	19,662

Commercial and Industrial
Pass	$55,173	$50,087	$15,648	$38,298	$23,575	$150,656	$3,857	$337,294
Special Mention	—	—	—	8	—	—	—	8
Substandard	14	—	308	4,815	2,798	—	139	8,074
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
YTD Gross Charge-offs	—	109	261	3	—	1	—	374

Residential Mortgages
Pass	$155,892	$91,023	$63,682	$73,333	$8,640	$48,087	$13,237	$453,894
Special Mention	—	—	—	—	—	553	—	553
Substandard	—	—	1,008	743	188	1,602	—	3,541
Doubtful	—	—	—	—	—	—	—	—
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
YTD Gross Charge-offs	—	—	—	172	—	101	—	273

Other Consumer
Pass	$9,353	$10,199	$979	$450	$186	$23,048	$339	$44,554
Special Mention	—	—	—	—	—	—	—	—
Substandard	11	3	11	57	30	—	—	112
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
YTD Gross Charge-offs	152	661	905	247	170	121	—	2,256

Construction
Pass	$140,639	$82,523	$24,336	$9,739	$5,328	$3,407	$15,269	$281,241
Special Mention	—	—	175	—	—	429	—	604
Substandard	—	107	809	95	—	91	—	1,102
Doubtful	—	—	—	—	—	—	—	—
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
YTD Gross Charge-offs	—	—	1,859	—	—	—	—	1,859

Other
Pass	$—	$—	$—	$—	$122,848	$62,399	$—	$185,247
Special Mention	—	—	—	—	—	3,281	—	3,281
Substandard	—	—	—	87,329	40,882	41,161	—	169,372
Doubtful	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$556,498	$398,932	$320,220	$414,677	$275,601	$579,794	$71,084	$2,616,806
Special Mention	229	—	175	8	4,205	5,089	—	9,706
Substandard	25	110	2,450	95,781	44,113	42,999	139	185,617
Doubtful	—	—	—	—	—	—	—	—
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129
Current YTD Period:
YTD Gross Charge-offs	$152	$770	$13,496	$1,846	$6,747	$1,413	$—	$24,424

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
At December 31, 2022 and December 31, 2021, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at December 31, 2022 decreased $38.4 million to $156.9 million compared to $195.3 million at December 31, 2021, with an increase of $5.0 million in special mention and a decrease of $43.4 million in substandard. The largest variance in special mention was related to a CRE project totaling $9.9 million that was downgraded and yet to be stabilized offset by the payment in full on two CRE projects totaling $6.0 million and an upgraded credit to pass status in the amount of $1.5 million. In addition to CRE, the Company downgraded a syndicated C&I loan totaling $2.9 million. The decrease in substandard loans primarily related to the Other loan segment due to principal paydowns during 2022.
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31:

(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$418,939	$186,444	$139,148	$130,521	$225,416	$336,441	$31,349	$1,468,258
Nonperforming	—	—	—	—	2,106	198	—	2,304
Total Commercial Real Estate	$418,939	$186,444	$139,148	$130,521	$227,522	$336,639	$31,349	$1,470,562
Commercial and Industrial
Performing	$23,104	$47,147	$38,706	$9,022	$10,639	$157,271	$23,699	$309,588
Nonperforming	—	46	—	18	97	2	41	204
Total Commercial and Industrial	$23,104	$47,193	$38,706	$9,040	$10,736	$157,273	$23,740	$309,792
Residential Mortgages
Performing	$200,725	$184,718	$81,446	$50,770	$71,313	$40,362	$25,349	$654,683
Nonperforming	—	1,212	—	865	219	969	—	3,265
Total Residential Mortgages	$200,725	$185,930	$81,446	$51,635	$71,532	$41,331	$25,349	$657,948
Other Consumer
Performing	$24,100	$10,045	$7,323	$1,999	$512	$276	$299	$44,554
Nonperforming	—	6	1	—	1	—	—	8
Total Other Consumer	$24,100	$10,051	$7,324	$1,999	$513	$276	$299	$44,562
Construction
Performing	$149,535	$117,466	$41,808	$4,938	$25,615	$7,271	$6,056	$352,689
Nonperforming	—	—	—	—	—	864	—	864
Total Construction	$149,535	$117,466	$41,808	$4,938	$25,615	$8,135	$6,056	$353,553
Other
Performing	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Total Portfolio Loans
Performing	$816,403	$545,820	$308,431	$197,250	$407,545	$780,067	$86,752	$3,142,268
Nonperforming	—	1,264	1	883	2,423	2,033	41	6,645
Total Portfolio Loans	$816,403	$547,084	$308,432	$198,133	$409,968	$782,100	$86,793	$3,148,913

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(Dollars in Thousands)	2021	2020	2019	2018	2017	2016 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$195,670	$165,100	$215,575	$292,857	$119,229	$293,102	$38,382	$1,319,915
Nonperforming	—	—	314	2,742	215	66	—	3,337
Total Commercial Real Estate	$195,670	$165,100	$215,889	$295,599	$119,444	$293,168	$38,382	$1,323,252
Commercial and Industrial
Performing	$55,187	$50,087	$15,648	$43,117	$26,373	$150,656	$3,857	$344,925
Nonperforming	—	—	308	4	—	—	139	451
Total Commercial and Industrial	$55,187	$50,087	$15,956	$43,121	$26,373	$150,656	$3,996	$345,376
Residential Mortgages
Performing	$155,892	$91,023	$63,682	$73,564	$8,640	$49,399	$13,237	$455,437
Nonperforming	—	—	1,008	512	188	843	—	2,551
Total Residential Mortgages	$155,892	$91,023	$64,690	$74,076	$8,828	$50,242	$13,237	$457,988
Other Consumer
Performing	$9,364	$10,202	$979	$450	$211	$23,048	$339	$44,593
Nonperforming	—	—	11	57	5	—	—	73
Total Other Consumer	$9,364	$10,202	$990	$507	$216	$23,048	$339	$44,666
Construction
Performing	$140,639	$82,523	$24,511	$9,834	$5,328	$3,858	$15,269	$281,962
Nonperforming	—	107	809	—	—	69	—	985
Total Construction	$140,639	$82,630	$25,320	$9,834	$5,328	$3,927	$15,269	$282,947
Other
Performing	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$87,329	$163,730	$106,841	$—	$357,900
Total Portfolio Loans
Performing	$556,752	$398,935	$320,395	$507,151	$323,511	$626,904	$71,084	$2,804,732
Nonperforming	—	107	2,450	3,315	408	978	139	7,397
Total Portfolio Loans	$556,752	$399,042	$322,845	$510,466	$323,919	$627,882	$71,223	$2,812,129
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans as the periods presented:

	December 31, 2022
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,468,154	$104	$—	$104	$2,304	$1,470,562
Commercial & Industrial	309,305	274	9	283	204	309,792
Residential Mortgages	654,238	445	—	445	3,265	657,948
Other Consumer	44,013	337	204	541	8	44,562
Construction	349,225	1,321	2,143	3,464	864	353,553
Other	312,496	—	—	—	—	312,496
Total	$3,137,431	$2,481	$2,356	$4,837	$6,645	$3,148,913

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2021
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,319,686	$229	$—	$229	$3,337	$1,323,252
Commercial & Industrial	344,628	80	217	297	451	345,376
Residential Mortgages	454,754	683	—	683	2,551	457,988
Other Consumer	44,132	367	94	461	73	44,666
Construction	281,962	—	—	—	985	282,947
Other	357,900	—	—	—	—	357,900
Total	$2,803,062	$1,359	$311	$1,670	$7,397	$2,812,129
Loans past due 90 days or more and still accruing were zero at December 31, 2022 and 2021. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days or more and still accruing increased $3.2 million to $4.8 million at December 31, 2022 compared to $1.7 million at December 31, 2021, primarily in the construction segment due to two relationships with an aggregate principal balance of $2.9 million.
There were no nonaccrual or past due loans related to loans held-for-sale as of December 31, 2022 and December 31, 2021, respectively.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment of loan as of December 31, 2022. For the twelve months ended December 31, 2022, the amount of interest income on nonaccrual loans was immaterial. There were no loans at December 31, 2022 that were past due more than 90 days and still accruing.

	As of and for the December 31, 2022
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$3,337	$2,304	$—	$—
Commercial and Industrial	451	204	—	—
Residential Mortgages	2,551	3,265	—	—
Other Consumer	73	8	—	—
Construction	985	864	—	—
Other	—	—	—	—
Total Portfolio Loans	$7,397	$6,645	$—	$—

	As of and for the December 31, 2021
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$21,891	$3,337	$—	$—
Commercial and Industrial	456	451	—	—
Residential Mortgages	4,135	2,551	—	—
Other Consumer	184	73	—	—
Construction	5,331	985	808	—
Other	—	—	—	—
Total Portfolio Loans	$31,997	$7,397	$808	$—
A loan is considered nonperforming when we transfer the loan to nonaccrual status. A loan is considered nonaccrual when the loan is 90 days or more delinquent. It is also possible that management will transfer a loan to nonaccrual before it is 90 days past due under certain circumstances if there is a probability that we will not collect all principal and interest due under the contractual terms of the loan agreement. Loans experiencing financial difficulty that are considered restructured loans and nonaccrual loans with a commitment of $1.0 million or more are individually evaluated for potential credit losses. During the years ended December 31, 2022 and December 31, 2021, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of December 31. Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision for credit loss on loans in the period of change.

	December 31, 2022	December 31, 2021
(Dollars in Thousands)	Real Estate	Real Estate
Commercial Real Estate	$2,106	2,742
Commercial and Industrial	—	—
Residential Mortgages	1,212	—
Other Consumer	—	—
Construction	—	808
Other	—	—
Total	$3,318	3,550
The following tables presents the average investment in impaired loans and the interest income recognized at December 31, 2020.

	December 31, 2020
(Dollars in Thousands)	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a Specific Valuation Allowance:
Commercial Real Estate	$4,201	$128
Construction	56,941	1,871
Residential Mortgages	51,716	1,906

Loans with a Specific Valuation Allowance:
Commercial Real Estate	27,780	163
Commercial and Industrial	184	—
Construction	1,739	—

Total by Category:
Commercial Real Estate	31,981	291
Commercial and Industrial	184	—
Construction	58,680	1,871
Residential Mortgages	51,716	1,906
Total Impaired Loans	$142,561	$4,068

The following tables presents activity in the ACL and ALL for the periods presented:

	December 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision (Recovery) for Credit Losses on Loans	695	3,304	4,470	1,109	(146)	(7,013)	2,419
Charge-offs	—	(3,436)	(46)	(1,677)	—	—	(5,159)
Recoveries	—	1	99	404	149	—	653
Net (Charge-offs) / Recoveries	—	(3,435)	53	(1,273)	149	—	(4,506)
Balance, End of Year	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other(1)	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$36,428	$5,064	$2,099	$2,479	$8,004	$—	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	61,642
(Recovery) Provision for Credit Losses on Loans	(6,215)	(2,249)	(982)	1,561	781	10,454	3,350
Charge-offs	(19,662)	(374)	(273)	(2,256)	(1,859)	—	(24,424)
Recoveries	159	291	168	586	93	—	1,297
Net (Charge-offs) / Recoveries	(19,503)	(83)	(105)	(1,670)	$(1766)	—	(23,127)
Balance, End of Year	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
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

	December 31, 2020
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Total
Balance, Beginning of Year	$24,706	$3,601	$1,736	$3,299	$5,420	$38,762
Provision for Loan Losses	11,055	1,527	594	2,434	2,396	18,006
Charge-offs	(40)	(66)	(258)	(3,991)	—	(4,355)
Recoveries	707	2	27	737	188	1,661
Net Recoveries / (Charge-offs)	667	(64)	(231)	(3,254)	188	(2,694)
Balance, End of Year	$36,428	$5,064	$2,099	$2,479	$8,004	$54,074
The adoption of Topic 326 resulted in an increase to our ACL of $61.6 million on January 1, 2021. The Day 1 model introduced a segmented pool of loans for discrete analysis. This segmented pool had an aggregate principal balance of $379.9 million at January 1, 2021, the initial break-out, and included unique risk attributes considered inconsistent with current underwriting standards. The analysis applied to this pool resulted in expected credit losses of $51.3 million, at adoption.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 7 - FAIR VALUE MEASUREMENTS
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	December 31, 2022
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$17,866	$17,866	$—	$—
U.S. Government Agency Securities	49,764	—	49,764	—
Residential Mortgage-Backed Securities	103,685	—	103,685	—
Commercial Mortgage-Backed Securities	34,675	—	34,675	—
Other Commercial Mortgage-Backed Securities	22,399	2,538	19,861	—
Asset Backed Securities	141,383	4,996	136,387	—
Collateralized Mortgage Obligations	176,622	—	176,622	—
States and Political Subdivisions	228,146	—	228,146	—
Corporate Notes	61,733	—	54,216	7,517
Total Securities Available-for-Sale	836,273	25,400	803,356	7,517
Derivatives	22,973	—	22,973	—
Total	$859,246	$25,400	$826,329	$7,517

Liabilities
Derivatives	$22,542	$—	$22,542	$—
Total	$22,542	$—	$22,542	$—

	December 31, 2021
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$4,413	$4,413	$—	$—
U.S. Government Agency Securities	73,534	—	73,534	—
Residential Mortgage-Backed Securities	110,013	—	110,013	—
Commercial Mortgage-Backed Securities	43,026	—	43,026	—
Other Commercial Mortgage-Backed Securities	14,146	—	14,146	—
Asset Backed Securities	151,450	—	151,450	—
Collateralized Mortgage Obligations	203,881	—	203,881	—
States and Political Subdivisions	262,202	—	262,202	—
Corporate Notes	59,735	—	51,177	8,558
Total Securities Available-for-Sale	922,400	4,413	909,429	8,558
Derivatives	3,508	—	3,508	—
Total	$925,908	$4,413	$912,937	$8,558

Liabilities
Derivatives	$3,682	$—	$3,682	$—
Total	$3,682	$—	$3,682	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.5 million that are considered to be Level 3 securities at December 31, 2022 and two totaling $8.6 million at December 31, 2021. The change in the fair value of Level 3 securities available-for-sale from $8.6 million at December 31, 2021 to $7.5 million at December 31, 2022 is attributable to the calculated change in fair value of $1.1 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021 are summarized below:

	December 31, 2022
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$8,393	$8,393
Individually Evaluated Loans	$—	$—	$2,649	$2,649

	December 31, 2021
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$10,916	$10,916
Individually Evaluated Loans	$—	$—	$1,777	$1,777
Individually evaluated loans had a net carrying amount of $2.6 million at December 31, 2022, including a valuation allowance of $0.7 million. Individually evaluated loans had a net carrying amount of $1.8 million at December 31, 2021, including a valuation allowance of $1.0 million.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $8.4 million as of December 31, 2022, compared with $10.9 million at December 31, 2021, primarily due to sale and payments. Write-downs of $0.7 million were recorded on OREO for the year ended December 31, 2022 compared to $3.5 million for the year ended December 31, 2021.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021:

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$858	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs			14.2%	14.2%
Individually Evaluated Loans	$1,791	Discounted Appraisals	Estimated Selling Costs			6.0%	6.0%
Total Individually Evaluated Loans	$2,649

OREO	$7,323	Appraisals	Estimated Selling Costs			10.0%	10.0%
OREO	143	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	927	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs	0.0%	—	5.0%	0.7%
Total OREO	$8,393

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$1,777	Discounted Appraisals	Management's Discount & Estimated Selling Costs			53.0%	53.0%
Total Individually Evaluated Loans	$1,777

OREO	$9,946	Appraisals	Estimated Selling Costs			10.0%	10.0%
OREO	190	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	780	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	5.0%	—	50.7%	20.3%
Total OREO	$10,916
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
The carrying values and estimated fair values of our financial instruments at December 31, 2022 and December 31, 2021 are presented in the following tables. Fair values for December 31, 2022 and December 31, 2021 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at December 31, 2022
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$46,869	$42,364	$4,505	$—	$46,869
Securities Available-for-Sale	836,273	25,400	803,356	7,517	836,273
Portfolio Loans, net	3,055,061	—	—	2,955,489	2,955,489
Federal Home Loan Bank Stock, at Cost	9,740	—	—	NA	NA
Other Assets- Interest Rate Derivatives	22,973	—	22,973	—	22,973
Accrued Interest Receivable	19,346	138	4,903	14,305	19,346

Financial Liabilities:
Deposits	$3,630,333	$703,334	$1,665,473	$1,264,659	$3,633,466
Other Liabilities- Interest Rate Derivatives	22,542	—	22,542	—	22,542
FHLB Borrowings	180,550	—	—	180,569	180,569
Federal Funds Purchased	17,870	—	17,870	—	17,870
Accrued Interest Payable	2,294	—	—	2,294	2,294

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at December 31, 2021
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$277,799	$36,698	$241,101	$—	$277,799
Securities Available-for-Sale	922,400	4,413	909,429	8,558	922,400
Loans Held-for-Sale	228	—	—	228	228
Portfolio Loans, net	2,716,190	—	—	2,689,578	2,689,578
Federal Home Loan Bank Stock, at Cost	2,352	—	—	NA	NA
Other Assets- Interest Rate Derivatives	3,508	—	3,508	—	3,508
Accrued Interest Receivable	17,178	17	3,462	13,699	17,178

Financial Liabilities:
Deposits	$3,698,476	$747,909	$1,606,249	$1,369,228	$3,723,386
Other Liabilities- Interest Rate Derivatives	3,682	—	3,682	—	3,682
FHLB Borrowings	7,000	—	—	7,035	7,035
Accrued Interest Payable	1,378	—	—	1,378	1,378
NOTE 8 - PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation as follows:

	December 31,
(Dollars in Thousands)	2022	2021
Land	$19,703	$20,763
Bank Premises	54,872	55,463
Furniture and Equipment	34,945	34,529
Leasehold Improvements	1,618	854
Total Premises and Equipment	111,138	111,609
Accumulated Depreciation	(39,024)	(36,312)
Total	$72,114	$75,297
At both December 31, 2022 and December 31, 2021, we had no bank premises and equipment held-for-sale.
Depreciation expense is included under occupancy expense, net in the Consolidated Statements of Income (Loss) totaling $6.1 million in 2022, $6.2 million in 2021, and $6.1 million in 2020.
Real estate on closed branches was valued based on recent comparative market values received from a real estate broker. Write-downs in the amount of $0.6 million, $3.2 million and $1.1 million were recognized during 2022, 2021 and 2020, respectively. These write-downs on closed branches are included in losses and write-downs on OREO, net in the Consolidated Statements of Income (Loss). The net remaining carrying value of $1.1 million and $1.0 million is classified as held-for-sale in OREO in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
The Company leases offices from non-related parties under various terms, some of which contain contingent rentals tied to a price index. Rental expense for these leases was $67 thousand in 2022, $72 thousand in 2021, and $99 thousand for 2020.
The Company currently has three depository locations, a loan production office, a commercial banking office and another office housing various Bank functions under lease contracts. We have included $6.3 million and $3.3 million in right-of-use assets in other assets on its Consolidated Balance Sheets at December 31, 2022 and 2021, respectively. The Company has included $6.6 million and $3.4 million in lease liabilities in other liabilities on its Consolidated Balance Sheets at December 31, 2022 and 2021, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 9 - OTHER REAL ESTATE OWNED
The following table presents OREO activity as of the dates presented:

	Year Ended December 31,
(Dollars in Thousands)	2022	2021	2020
Beginning of Year Balance	$10,916	$15,722	$18,324
Loans Transferred to OREO	74	59	755
Transfer of Closed Retail Offices to OREO	2,675	12,013	2,221
Capitalized Expenditures	—	—	19
Direct Write-Downs	(741)	(3,472)	(1,483)
Cash Proceeds from Pay-downs	(422)	(452)	(483)
Sales of OREO	(4,109)	(12,954)	(3,631)
End of Year Balance	$8,393	$10,916	$15,722
At December 31, 2022, 2021, and 2020, the balance of OREO includes $7.3 million, $9.9 million, and $13.2 million, respectively, of foreclosed properties recorded as a result of obtaining physical possession of the asset. At December 31, 2022 and 2021, the recorded investment of foreclosed residential real estate was $133 thousand and $62 thousand, respectively. At December 31, 2022 and 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process is $902 thousand and $254 thousand, respectively.
Income and expenses applicable to foreclosed assets include the following:

	Year Ended December 31,
(Dollars in Thousands)	2022	2021	2020
Provision for Losses	$741	$3,472	$1,483
Operating Expenses, net of Rental Income	293	317	317
Net (Gain) Loss on Sales	(309)	150	(48)
OREO Expense	$725	$3,939	$1,752
NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Derivatives contain an element of credit risk, the possibility that the Company will incur a loss because a counterparty, which may be a financial institution or a customer, fails to meet its contractual obligations. All derivative contracts with financial institutions may be executed only with counterparties approved by the Asset and Liability Committee (“ALCO”) and all derivatives with customers are approved by a team of members from senior management who have been trained to understand the risk associated with interest rate swaps and have past industry experience. Interest rate swaps are considered derivatives but

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
are not accounted for using hedge accounting. As such, changes in the estimated fair value of the derivatives are recorded in current earnings in the Consolidated Statements of Income (Loss).
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at December 31:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
(Dollars in Thousands)	2022			2021
	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	1	$200	$1	$—	$—	$—
Interest Rate Swap Contracts – Commercial Loans	62	432,984	22,973	66	446,490	3,508
Total Derivatives not Designated as Hedging Instruments	63	$433,184	$22,974	66	$446,490	$3,508

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2022			2021
	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	1	$200	$1	—	$—	$—
Interest Rate Swap Contracts – Commercial Loans	62	432,984	22,542	66	446,490	3,682
Total Derivatives not Designated as Hedging Instruments	63	$433,184	$22,543	66	$446,490	$3,682
The following table indicates the income (loss) recognized in the Consolidated Statement of Income (Loss) for derivatives for the years ended December 31:

(Dollars in Thousands)	2022	2021	2020
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$1	$—	$(1)
Forward Sale Contracts – Mortgage Loans	(1)	—	1
Interest Rate Swap Contracts – Commercial Loans	605	89	(214)
Total Derivative Income (Loss)	$605	$89	$(214)
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values are included in the Consolidated Balance Sheets at December 31:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2022	2021	2022	2021
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$22,973	$3,508	$22,542	$3,682
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	22,973	3,508	22,542	3,682
Gross Amounts Not Offset (1)	—	—	—	(4,080)
Net Amount	$22,973	$3,508	$22,542	$(398)
(1)  Amounts represent collateral posted for the periods presented.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 11 – DEPOSITS
The following table presents the composition of deposits at December 31:

(Dollars in Thousands)	2022	2021
Noninterest-Bearing Demand	$703,334	$747,909
Interest-Bearing Demand	496,948	452,644
Money Market	484,238	463,056
Savings	684,287	690,549
Certificates of Deposits	1,261,526	1,344,318
Total	$3,630,333	$3,698,476
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Time deposits that exceed the FDIC Insurance limit of $250,000 at year-end 2022 and 2021 were $159.0 million and $147.1 million, respectively.
Certificates of Deposit maturing as of December 31:

(Dollars in Thousands)	2022
2023	$637,771
2024	349,001
2025	138,826
2026	82,863
2027	51,482
Thereafter	1,583
Total	$1,261,526
Overdrafts reclassified to loans were $0.3 million at December 31, 2022 and $0.5 million at December 31, 2021.
Total deposit dollars from executive officers, directors, and their related interests at December 31, 2022 and 2021, respectively, were $2.9 million and $3.0 million.
NOTE 12 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $180.6 million FHLB borrowings at December 31, 2022 and $7.0 million at December 31, 2021. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Total loans pledged as collateral were $1.5 billion at December 31, 2022 and $1.1 billion at December 31, 2021. There were no securities available-for-sale pledged as collateral at both December 31, 2022 and December 31, 2021. The Company continues to methodically pledge additional eligible loans and had continued progress in additional pledging throughout the year. The Company is eligible to borrow up to an additional $676.7 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.0 billion, or 25% of the Company’s assets, as of December 31, 2022. The Company had the capacity to borrow up to an additional $667.3 million from the FHLB at December 31, 2021.

The Company had $17.9 million in overnight federal funds purchased at December 31, 2022. There were no outstanding overnight federal funds purchased at December 31, 2021. The available borrowing capacity under unsecured lines of credit with corresponding banks was $127.1 million and $145.0 million at December 31, 2022 and December 31, 2021, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table represents the balance of FHLB borrowings, the weighted average interest rate, and interest expense for the years ended December 31:

(Dollars in Thousands)	2022	2021	2020
FHLB Borrowings	$180,550	$7,000	$35,000
Weighted Average Interest Rate	4.48%	1.61%	1.13%
Interest Expense	$1,163	$313	$361
The following table represents the balance of federal funds purchased, the weighted average interest rate, and interest expense for the years ended December 31:

(Dollars in Thousands)	2022	2021	2020
Federal Funds Purchased	$17,870	$—	$—
Weighted Average Interest Rate	4.65%	—%	—%
Interest Expense	$188	$—	$1
During the year ending December 31, 2021 the Company repaid four FHLB advances totaling $28.0 million with a weighted average cost to borrow of 1.0%. One FHLB advance totaling $3.0 million was repaid at maturity in the fourth quarter of 2021. The remaining FHLB advances totaling $25.0 million were repaid ahead of their scheduled maturity date and had unamortized prepayment fees related to the early repayment of the borrowings totaling $43 thousand at December 31, 2021. The FHLB borrowing of $7.0 million was prepaid in January 2022 outside of its scheduled maturity and had unamortized prepayment fees related to the early repayment of the borrowing of $18 thousand.
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to December 31, 2022 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
2023	$180,550	4.48%
2024	—	—%
2025	—	—%
2026	—	—%
2027	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$180,550	4.48%
NOTE 13 - EMPLOYEE BENEFIT PLANS
The Company has adopted an integrated profit sharing plan, which allows for elective deferrals and non-elective profit sharing contributions. Associates become eligible for the elective deferrals at the beginning of the quarter after they have been employed at least a month and have reached the age of twenty years and six months. Associates are eligible for the non-elective profit sharing contributions at the beginning of the quarter after they have been employed six months and have reached the age of twenty years and six months. Vesting for the non-elective profit sharing contribution is based on years of service to the Company, with a year being any year an employee works a minimum of 1,000 hours.
The following table details the vesting schedule based on years of service for participants:

1 Year of Service	0% Vested
2 Years of Service	20% Vested
3 Years of Service	40% Vested
4 Years of Service	60% Vested
5 Years of Service	100% Vested

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Any participant who has reached the age of 62 is fully vested regardless of length of service. Each participant in the plan (who has not reached age 62) becomes 100% vested after five (5) years of service. The non-elective contribution to the plan is determined each year by the Company’s Board of Directors (the “Board”) and thus may fluctuate in amount from year to year. The contribution by the Company, which includes contributions to the nonqualified plan discussed below, was $2.0 million in 2022, $1.8 million in 2021 and $1.0 million in 2020. These amounts are included in salaries and employee benefits in the Consolidated Statements of Income (Loss).
Beginning in 2020, our integrated profit sharing plan includes a Company match based upon an associate’s elective deferral. This elective deferral is subject to dollar limits announced annually by the Internal Revenue Service (“IRS”). Elective deferrals are matched equal to 100% of the first 3% deferred and 50% of the next 2%, producing a maximum 4% match. Expense for this deferral match was $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Bank entered into a Nonqualified Profit Sharing Plan originally on December 30, 1996, which was subsequently amended and restated effective December 20, 2007. The purpose of the Nonqualified Profit Sharing Plan was to provide additional benefits to be paid to the executive upon the occurrence of a “Distributable Event,” which is either termination or death. The board of directors of the Bank (the “Bank Board”) approved the amended plan on December 20, 2007. Since its inception, the Bank’s former Chairman and Chief Executive Officer was the only executive who participated in the Nonqualified Profit Sharing Plan. In April 2017, a Distributable Event occurred, in which distributions will occur over 45 quarterly payments. The value of the plan was $0.8 million as of December 31, 2022, and was solely comprised of cash. The quarterly distributions began on January 1, 2018 and will continue to be paid out in equal quarterly installments approximating $30 thousand.
On December 15, 2020, the Bank adopted an unfunded, nonqualified deferred compensation plan, called the Nonqualified Deferred Compensation Plan, to provide (i) certain key executives of the Bank (beginning after the date of adoption) the opportunity to defer to a later year on a pre-tax basis certain compensation without being subject to the dollar limits that apply to these associates under the Bank’s tax-qualified integrated profit-sharing plan and (ii) the Bank’s non-employee directors (beginning in January 2022) the opportunity to defer to a later year on a pre-tax basis certain director fees. The compensation and fees (and related earnings) deferred under this plan are held in a grantor trust until paid to the participants and remain subject to the claims of the creditors of the Bank and Company until paid to the participants. The balance in the nonqualified deferred compensation plan at December 31, 2022 and December 31, 2021 was $269.6 thousand and $160.7 thousand, respectively.
NOTE 14 – INCENTIVE AND RESTRICTED STOCK PLAN
The Bank Board adopted the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan on March 29, 2018 based on the recommendation of the Bank’s Nominating and Compensation Committee (now, a committee of the Company, the “Committee”), which became effective on June 27, 2018. In connection with the Reorganization, the Company adopted and assumed the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan as its own (now the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, or, for purposes of this discussion, the “Plan”). The Plan reserves a total 2,000,000 shares of common stock for issuance and provides for the grant to key associates and non-employee directors of the Company and its subsidiaries of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards (collectively, the “awards”). Subject to accelerated vesting under certain circumstances, the Plan requires a minimum vesting period of one year for awards subject to time-based conditions and a minimum performance period of one year for awards subject to achievement or satisfaction of performance goals. These minimums are applicable to awards other than those granted as part of a retainer for the service of non-employee directors. The Committee will determine the vesting period on the awards. No awards may be granted under the Plan more than ten years from the effective date of the Plan. As of December 31, 2022, 1,642,899 shares of common stock were available for issuance under the Plan. For purposes of this Note 14, references to the “Company” mean the “Bank” with respect to actions prior to the Reorganization.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Restricted Stock
The Company periodically issues restricted stock to non-employee directors and key associates pursuant to the Plan. As of December 31, 2022, 341,872 shares of restricted stock were outstanding under the Plan.
The Company granted 108,855 and 50,120 shares of restricted stock to key associates under the Plan during 2022 and 2021, respectively. These grants were approved by the Committee as compensation for substantial contributions to the Company’s performance. The time-based shares of restricted stock fully vest on the fifth anniversary of the grant date for awards granted prior to 2023 and beginning with awards granted in 2023 vest in one-third annual installments over three years after the grant date. The closing price of our stock was used to determine the fair value on the date of the grant.
The Company granted 18,500 and 32,370 shares of restricted stock to non-employee directors under the Plan during 2022 and 2021, respectively. These grants were approved by the Committee as compensation for Board service. The time-based shares of restricted stock granted in 2022 and 2021 fully vest one year after the grant date. The closing price of our stock was used to determine the fair value on the date of the grant.
If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise or settlement of the award, or if shares issued pursuant to awards are forfeited, any stock subject to such award again shall be available for future awards under the Plan.
Compensation expense for restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. The Company recognized compensation expense of $1.3 million, $1.0 million and $1.0 million for 2022, 2021, and 2020, respectively, related to restricted stock.
As of December 31, 2022 and 2021, there was $1.6 million and $0.8 million, respectively, of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 2.30 years and 1.64 years, respectively.
The following table provides information about restricted stock granted under the Plan for the years ended December 31:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	85,377	$18.73
Granted	82,490	12.81
Forfeited/Vested	(54,232)	17.97
Non-vested at December 31, 2021	113,635	14.80
Granted	127,355	16.50
Forfeited/Vested	(80,793)	15.01
Non-vested at December 31, 2022	160,197	$16.05
Performance Units
The Company periodically issues performance units to executive officers pursuant to the Plan. As of December 31, 2022, 27,848 target amount of performance units were outstanding under the Plan.
The Company granted 27,848 target amount of performance units in aggregate to executive officers under the Plan during 2022. The closing price of our stock, $15.81, was used to determine the fair value on the date of the grant. These grants were approved by the Committee as compensation for substantial contributions to the Company’s performance.
The performance units can be earned up to a maximum of 110% of the target amount. They are subject to a three-year performance period and, if the performance criteria are met, will vest on the payment date which is within 70 days following the end of the performance period. The payout for the performance units will be determined based on three weighted performance based goals: (1) the Company's return on average assets (“ROAA”) performance during the performance period compared to its selected peer group, (2) the Company's core efficiency ratio during the performance period compared to its selected peer group,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
and (3) the Company’s nonperforming assets ratio performance during the performance period compared to its selected peer group. If the performance criteria are met, the Company will pay the performance units that have vested in shares of the Company’s common stock.
If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise or settlement of the award, or if shares issued pursuant to awards are forfeited, any stock subject to such award again shall be available for future awards under the Plan.
Compensation expense for performance units is based on fair value on the grant date. The performance units are subject to the probability of attainment of meeting the above referenced performance criteria and service requirement. Management has evaluated the performance-based criteria and has determined that, as of December 31, 2022, the criteria were probable of being met at target. The Company recognized compensation expense of $0.3 million for 2022 related to performance units.
As of December 31, 2022, there was $0.2 million of total unrecognized compensation cost at target related to performance units that potentially could be recognized as compensation expense over a weighted average period of 2.2 years.
NOTE 15 - FEDERAL AND STATE INCOME TAXES
The components of the provision for income tax expense were as follows:

(Dollars in Thousands)	2022	2021	2020
Current	$7,969	$994	$2,399
Deferred	3,630	3,114	(1,627)
Income Tax Provision	$11,599	$4,108	$772
The following is a reconciliation of the differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes:

	2022		2021		2020
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$12,961	21.0	$7,497	21.0	$(9,468)	21.0
State Income Tax, net of Federal Benefit	657	1.1	20	0.1	455	(1.0)
Tax-exempt Interest, net of Disallowance	(873)	(1.4)	(1,131)	(3.2)	(1,757)	3.9
Federal Tax Credits, net of Basis Reduction	(625)	(1.0)	(1,559)	(4.4)	(948)	2.2
Change in Valuation Allowance	(309)	(0.5)	(529)	(1.5)	(374)	0.8
Income from Bank Owned Life Insurance	(285)	(0.5)	(290)	(0.8)	(294)	0.7
Goodwill Impairment	—	—	—	—	13,060	(29.1)
Other	73	0.1	100	0.3	98	(0.2)
Income Tax Provision and Effective Income Tax Rate	$11,599	18.8	$4,108	11.5	$772	(1.7)
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, tax-exempt income from bank owned life insurance, and tax benefits resulting from certain partnership investments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in Thousands)	2022	2021
Deferred Tax Assets
Allowance for Credit Losses	$20,671	$20,906
Net Unrealized Loss on Available-for-sale Securities	23,818	—
Valuation Adjustments on Other Real Estate Owned	649	1,392
Tax Credit Carryforwards	—	1,781
Equity Investment in Partnerships	—	304
Accrued Interest on Nonaccrual Loans	85	843
Operating Lease Liabilities	1,451	736
Other	2,165	1,765
Gross Deferred Tax Assets	48,839	27,727
Less: Valuation Allowance	—	(309)
Total Deferred Tax Assets	$48,839	$27,418

(Dollars in Thousands)	2022	2021
Deferred Tax Liabilities
Fixed Asset Depreciation	$(4,523)	$(4,300)
Acquisition-Related Fair Value Adjustments	(2,737)	(3,069)
Deferred Loan Income	(1,800)	(1,005)
Operating Lease Right-of-Use Assets	(1,389)	(712)
Equity Investment in Partnerships	(113)	—
Net Unrealized Gain on Available-for-Sale Securities	—	(452)
Other	(312)	(98)
Total Deferred Tax Liabilities	(10,874)	(9,636)
Net Deferred Tax Assets	$37,965	$17,782
Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income of the appropriate character will be generated to utilize existing deferred tax assets. On the basis of this evaluation, as of December 31, 2022, management has determined that no valuation allowance is necessary, as it is more likely than not that all deferred tax assets will be realized in future periods through future taxable income and future reversals of existing temporary differences. As of December 31, 2021, a valuation allowance was recorded on deferred tax assets related to equity investments in partnerships that generate capital losses upon exiting the investments for which a prudent and feasible strategy to generate capital gains was not identified. The partnerships on which the valuation allowance was based at December 31, 2021, were exited in 2022 and all capital losses generated upon exit were realized through carry back to prior tax years. The Company had no federal tax credit carryforwards at December 31, 2022 and $1.8 million at December 31, 2021. The federal tax credits at December 31, 2021 consisted mainly of new market credits and historic rehabilitation credits.
At December 31, 2022 and 2021, the Company had no ASC 740-10 unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax, as well as, various taxation of other state and local jurisdictions. The Company is generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2019.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 16 – TAX EFFECTS ON OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the change in components of other comprehensive (loss) income for the years ended December 31, net of tax effects:

(Dollars in Thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2022
Net Unrealized Losses Arising during the Period	$(111,542)	$24,261	$(87,281)
Reclassification Adjustment for Gains included in Net Income	(46)	9	(37)
Other Comprehensive Loss	$(111,588)	$24,270	$(87,318)

2021
Net Unrealized Losses Arising during the Period	$(10,877)	$2,284	$(8,593)
Reclassification Adjustment for Gains included in Net Income	(6,869)	1,443	(5,426)
Other Comprehensive Loss	$(17,746)	$3,727	$(14,019)

2020
Net Unrealized Gains Arising during the Period	$26,621	$(5,590)	$21,031
Reclassification Adjustment for Gains included in Net Loss	(6,882)	1,445	(5,437)
Other Comprehensive Income	$19,739	$(4,145)	$15,594
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $630.6 million at December 31, 2022 and $513.5 million at December 31, 2021, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $373.2 million, or 59.2%, and $283.9 million, or 55.3%, of the commitments to extend credit at December 31, 2022 and December 31, 2021, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $25.7 million at December 31, 2022 and $27.1 million at December 31, 2021.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of and for the years ended December 31:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$1,783	$144
Impact of Adopting ASU 2016-13	—	2,908
Balance after Adoption of ASU 2016-13	1,783	3,052
Provision (Recovery) for Unfunded Commitments	509	(1,269)
Balance at end of period	$2,292	$1,783
Amounts are added or subtracted to the provision (recovery) for unfunded commitments through a charge or credit to current earnings in the provision (recovery) for unfunded commitments. An expense of $0.5 million was recorded for the year ended December 31, 2022 for the provision (recovery) for unfunded commitments, which resulted in an increase of $1.8 million compared to a recovery of $1.3 million for the year ended December 31, 2021.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty.
NOTE 18 – REVENUE FROM CONTRACTS WITH CUSTOMERS
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
OREO Income: The Company owns properties acquired through foreclosure that are included in other real estate owned, net on the Consolidated Balance Sheet. If the Company rents any of those properties, the resultant income is recognized at the point of receipt since the performance obligation has been satisfied. The rents are generally received monthly.
Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is disposed and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.
The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the years ended December 31:

(Dollars in Thousands)	Point of Revenue Recognition	2022	2021	2020
In-Scope Revenue Streams
Service Charges on Deposit Accounts	At a point in time	$5,537	$5,036	$3,518
Other Fees and Other Income	At a point in time	3,284	3,233	2,497
Debit Card Interchange Fees	At a point in time	7,427	7,226	5,857
Commercial Loan Swap Fee Income	At a point in time	774	2,416	4,051
Insurance
Customer Commissions	At a point in time	104	91	73
Annual Commission on Investment	Over time	1,857	1,681	1,366
Special Production Payout	Over time	—	129	289
Other Real Estate Owned Income	At a point in time	50	90	340
Gains on Sales and Write-downs of Bank Premises, net	At a point in time	73	—	—
Gains (Losses) on Sale of Other Real Estate Owned	At a point in time	***	***	***
Total In-Scope Revenue Streams		19,106	19,902	17,991

Out of Scope Revenue Streams
Gain on Sales of Securities, net		46	6,869	6,882
Bank Owned Life Insurance Income		1,357	1,380	1,400
Other		1,209	730	307
Total Noninterest Income		$21,718	$28,881	$26,580
***Reported net with Losses on Sales and Write-downs of Other Real Owned in Noninterest Expense

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 19 – PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Balance Sheets

	December 31,
(Dollars in Thousands)	2022	2021
ASSETS
Cash	$2,199	$5,142
Investment in Bank Subsidiary	321,732	402,190
Other Assets	4,699	571
Total Assets	$328,630	$407,903

LIABILITIES
Other Liabilities	$3	$307
Total Shareholders’ Equity	328,627	407,596
Total Liabilities and Shareholders’ Equity	$328,630	$407,903
Statements of Net Income (Loss)

	December 31,
(Dollars in Thousands)	2022	2021	2020
Dividends from Subsidiaries	$45,377	$6,000	$1,000
Total Expenses	(2,696)	(2,238)	(594)
Income Before Income Tax Benefit and Undistributed Net Income (Loss) of Bank Subsidiary	42,681	3,762	406
Income Tax Benefit	(577)	(446)	—
Income Before Undistributed Net Income (Loss) of Bank Subsidiary	43,258	4,208	406
Equity in Undistributed Net Income (Loss) of Bank Subsidiary	6,860	27,382	(46,264)
Net Income (Loss)	$50,118	$31,590	$(45,858)

Comprehensive (Loss) Income	$(37,200)	$17,571	$(30,264)
Statements of Cash Flows

	December 31,
(Dollars in Thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net Income (Loss)	$50,118	$31,590	$(45,858)
Equity in Undistributed Net (Income) Loss of Bank Subsidiary	(6,860)	(27,382)	46,264
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operating Activities
Stock Compensation Expense	1,314	1,040	215
Increase in Other Assets	(3,778)	(571)	—
Decrease in Other Liabilities	(460)	—	—
(Decrease) Increase in Intercompany Liability	—	(17)	18
Net Cash Provided by Operating Activities	40,334	4,660	639
INVESTING ACTIVITIES
Equity Investment in Non-Subsidiary, net of distributions	(350)	—	—
Net Cash Used in Investing Activities	(350)	—	—
FINANCING ACTIVITIES
Repurchase of Common Stock	(42,927)	(157)	—
Net Cash Used In Financing Activities	(42,927)	(157)	—
Net (Decrease) Increase in Cash	(2,943)	4,503	639
Cash at Beginning of Year	5,142	639	—
Cash at End of Year	$2,199	$5,142	$639

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 20 - CAPITAL ADEQUACY
The Company and the Bank are subject to various capital requirements administered by the federal banking regulators. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios.
The Basel rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, existing treatment for accumulated other comprehensive (loss) income, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
The Basel III Capital Rules require the Company and the Bank to maintain minimum Common Equity Tier 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer was phased in at the rate of 0.625% per year and was 2.5% on January 1, 2019. Management believes as of December 31, 2022, the Company and the Bank met all capital adequacy requirements to which the Company is subject and satisfied the applicable capital conservation buffer requirements.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Leverage Ratio
Carter Bankshares, Inc.	$439,606	10.29%	$170,906	4.00%	NA	NA
Carter Bank & Trust	432,711	10.13%	170,857	4.00%	$213,571	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$439,606	12.61%	$156,936	4.50%	NA	NA
Carter Bank & Trust	432,711	12.42%	156,722	4.50%	$226,376	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$439,606	12.61%	$209,248	6.00%	NA	NA
Carter Bank & Trust	432,711	12.42%	208,962	6.00%	$278,617	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$483,450	13.86%	$278,997	8.00%	NA	NA
Carter Bank & Trust	476,496	13.68%	278,617	8.00%	$348,271	10.00%

As of December 31, 2021
Leverage Ratio
Carter Bankshares, Inc.	$443,940	10.62%	$167,184	4.00%	NA	NA
Carter Bank & Trust	438,533	10.49%	167,170	4.00%	$208,962	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$443,940	14.21%	$140,606	4.50%	NA	NA
Carter Bank & Trust	438,533	14.04%	140,580	4.50%	$203,061	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$443,940	14.21%	$187,475	6.00%	NA	NA
Carter Bank & Trust	438,533	14.04%	187,441	6.00%	$249,921	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$483,124	15.46%	$249,967	8.00%	NA	NA
Carter Bank & Trust	477,710	15.29%	249,921	8.00%	$312,401	10.00%
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
In December 2018, the Office of the Comptroller of the Currency, (the “OCC”), the FRB, and the FDIC, approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the Day 1 adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, the regulators issued interim final rule (“IFR”), “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL effective January 1, 2021 and elected to implement the capital transition relief over the permissible three-year period.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 21 - QUARTERLY FINANCIAL DATA (Unaudited)
The following summarizes the quarterly results of operations for the years ended December 31:

	2022
(Dollars in Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest Income	$32,678	$36,961	$42,327	$48,216
Total Interest Expense	4,456	4,502	4,602	6,694
Net Interest Income	28,222	32,459	37,725	41,522
Provision (Recovery) for Credit Losses	630	1,814	(77)	52
(Recovery) Provision for Unfunded Commitments	(236)	269	157	319
Net Interest Income after Provision (Recovery) for Credit Losses	27,828	30,376	37,645	41,151
Total Noninterest Income	5,335	5,604	5,235	5,544
Total Noninterest Expense	22,511	23,410	23,463	27,617
Income Before Income Taxes	10,652	12,570	19,417	19,078
Income Tax Provision	1,329	1,792	5,009	3,469
Net Income	$9,323	$10,778	$14,408	$15,609
Earnings Per Common Share	$0.36	$0.44	$0.59	$0.65

	2021
(Dollars in Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest Income	$32,957	$33,094	$34,913	$32,933
Total Interest Expense	6,428	5,891	5,512	4,883
Net Interest Income	26,529	27,203	29,401	28,050
Provision (Recovery) for Credit Losses	1,857	967	(413)	939
Recovery for Unfunded Commitments	(282)	(603)	(60)	(324)
Net Interest Income after Provision (Recovery) for Credit Losses	24,954	26,839	29,874	27,435
Total Noninterest Income	8,952	7,238	6,915	5,776
Total Noninterest Expense	23,605	27,759	24,685	26,236
Income Before Income Taxes	10,301	6,318	12,104	6,975
Income Tax Provision	926	886	931	1,365
Net Income	$9,375	$5,432	$11,173	$5,610
Earnings Per Common Share	$0.36	$0.21	$0.42	$0.21

	2020
(Dollars in Thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest Income	$37,836	$35,617	$33,986	$33,502
Total Interest Expense	10,572	9,355	8,550	7,349
Net Interest Income	27,264	26,262	25,436	26,153
Provision for Credit Losses	4,798	5,473	2,914	4,821
Net Interest Income after Provision for Credit Losses	22,466	20,789	22,522	21,332
Total Noninterest Income	6,952	6,064	7,975	5,589
Total Noninterest Expense	24,748	22,886	87,300	23,841
Income (Loss) Before Income Taxes	4,670	3,967	(56,803)	3,080
Income Tax Provision (Benefit)	247	(488)	875	138
Net Income (Loss)	$4,423	$4,455	$(57,678)	$2,942
Earnings (Loss) Per Common Share	$0.17	$0.17	$(2.19)	$0.11

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Carter Bankshares, Inc. and Subsidiaries
Martinsville, VA

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carter Bankshares, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Other Pool

The Company’s methodology for estimating the allowance for credit losses includes segmentation, quantitative analysis, and qualitative analysis. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. Further, management elected to evaluate certain loans based on shared but unique risk attributes by segmenting into the Other pool. The loans included in the Other pool of the model were underwritten and approved based on standards that are inconsistent with the Company’s current underwriting standards. The allowance for credit losses as of December 31, 2022 was $93.9 million with $54.7 million, or 58%, being attributed to the Other pool.

The model for the Other pool was developed with subjective assumptions that may cause volatility driven by the following key factors: prepayment speeds, timing of contractual payments, discount rate, as well as other factors. The discount rate is reflective of the inherent risk in the Other pool. A substantial change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively makes adjustments as needed.

We identified the allowance for credit losses – Other pool as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management in the development of the estimate.

The primary procedures performed to address this critical audit matter include:

Testing the effectiveness of internal controls over:

•The Company’s affirmation of the key assumptions used in the model, including the discount rate and qualitative adjustments
•The completeness and accuracy of data used in the model

Substantively testing management’s estimate, which included:

•Assessing the reasonableness of management’s selection of discount rate and qualitative adjustments
•Evaluating the mathematical accuracy of the discounted cash flow model used for the Other pool, including evaluating the completeness and accuracy of loan data used in the model

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.
March 10, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on this assessment, management concludes that, as of December 31, 2022, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).” Crowe LLP, our independent registered public accounting firm, has issued a report on the effectiveness of Company’s internal control over financial reporting as of December 31, 2022, which is included herein.
Changes in Internal Control Over Financial Reporting
No other changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled – “Delinquent Section 16(a) Reports,” “Proposal 1 -- Election of Directors,” “Independence and Committee Memberships,” “Executive Officers of the Registrant,” and "Corporate Governance - Meetings and Committee of the Board of Directors" in our proxy statement relating to our May 24, 2023 annual meeting of shareholders.
Code of Ethics
The Company has adopted a Code of Conduct (the “Code”) that applies to its directors, executive officers and associates and is available on the Company’s website at www.CBTCares.com under “Investor – Corporate Information – Governance Documents.” The Company intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on www.CBTCares.com under “Investor – Corporate Information – Governance Documents” promptly following the amendment or waiver. The information contained on or connected to the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this or any other report or document that we file or furnish to the SEC.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Executive Compensation” and “Director Compensation” in our proxy statement relating to our May 24, 2023 annual meeting of shareholders.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Principal Beneficial Owners of Carter Bankshares, Inc. Common Stock” and “Beneficial Ownership of Carter Bankshares, Inc. Common Stock by Directors and Officers” in our proxy statement relating to our May 24, 2023 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides summary information as of December 31, 2022 related to the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Plan, the only equity compensation plan under which the Company’s securities are authorized for issuance.

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	30,630	(2)	$—	1,642,899
Equity compensation plans not approved by shareholders	—		—
Total	30,630		$—	1,642,899
(1) The weighted average exercise price does not take into account the outstanding performance unit awards noted in footnote (2) of this table. Performance unit awards do not have an exercise price and are delivered without any payment by the award recipient.
(2) The amount shown reflects the maximum number of shares that may be issued under outstanding performance units if maximum performance goals are achieved. However, the actual number of shares issued under the performance units will depend on the level of performance achieved during a three-year performance period. The award recipient may receive less than the maximum number of shares under the outstanding performance units and may receive no payout under the outstanding performance units.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 24, 2023 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 24, 2023 annual meeting of shareholders.

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

Consolidated Balance Sheets	65

Consolidated Statements of Income (Loss)	66

Consolidated Statements of Comprehensive (Loss) Income	68

Consolidated Statements of Changes in Shareholders’ Equity	69

Consolidated Statements of Cash Flows	70

Notes to Consolidated Financial Statements	72

Report of Crowe LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	118

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

10.1*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Wendy S. Bell (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.2*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Litz Van Dyke (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.3*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Phyllis Q. Karavatakis (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.4*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Jane Ann Davis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.5*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Bradford N. Langs (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.6*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Matthew M. Speare (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7*
Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, effective November 20, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 3, 2020)

10.7.1*
Form of Time-Based Restricted Stock Agreement (for employee) for use after November 20, 2020 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7.2*
Form of Time-Based Restricted Stock (for non-employee director) for use after November 20, 2020 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7.3*
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use after March 2, 2022, under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.4*
Form of Performance Unit Agreement (for employee) for use after March 2, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.5*
Form of Time-Based Restricted Stock Agreement (for employee: annual) for use on or after February 17, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.8*
Carter Bankshares, Inc. Amended and Restated Annual Incentive Plan as amended and restated effective January 1, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022)

10.9*
Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Arthur Loran Adams (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.10*
Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020 by and between Carter Bankshares, Inc., Carter Bank & Trust and Tony E. Kallsen (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.11*
Carter Bank & Trust Nonqualified Deferred Compensation Plan (executive component) - Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.11.1*
Adoption Agreement for Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022)

10.11.2*
162(m) Amendment to Virginia Bankers Association Model Plan (for executives) adopted November 13, 2020 (incorporated by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.12*
Carter Bank & Trust Nonqualified Deferred Compensation Plan (director component) - Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.12.1*
Adoption Agreement for Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022)

10.13
Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) Virginia Bankers Association Model Nonqualified Supplemental Deferred Compensation Plan Document, adopted on May 19, 2022, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022)

10.13.1
Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) Virginia Bankers Association Model Adoption Agreement, adopted on May 19, 2022, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.13.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022)

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

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 10, 2023

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 10, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Haskins	By:	/s/ Litz H. Van Dyke
Name:	James W. Haskins	Name:	Litz H. Van Dyke
Title:	Chairman of the Board	Title:	Director and Chief Executive Officer
Date:	March 10, 2023	Date:	March 10, 2023

By:	/s/ Phyllis Q. Karavatakis	By:	/s/ Michael R. Bird
Name:	Phyllis Q. Karavatakis	Name:	Michael R. Bird
Title:	Vice Chairman of the Board	Title:	Director
Date:	March 10, 2023	Date:	March 10, 2023

By:	/s/ Kevin S. Bloomfield	By:	/s/ Robert M. Bolton
Name:	Kevin S. Bloomfield	Name:	Robert M. Bolton
Title:	Director	Title:	Director
Date:	March 10, 2023	Date:	March 10, 2023

By:	/s/ Robert W. Conner	By:	/s/ Gregory W. Feldmann
Name:	Robert W. Conner	Name:	Gregory W. Feldmann
Title:	Director	Title:	Director
Date:	March 10, 2023	Date:	March 10, 2023

By:	/s/ Lanny A. Kyle, O.D.	By:	/s/ Jacob A. Lutz III
Name:	Lanny A. Kyle, O.D.	Name:	Jacob A. Lutz III
Title:	Director	Title:	Director
Date:	March 10, 2023	Date:	March 10, 2023

CARTER BANKSHARES, INC. AND SUBSIDIARIES

By:	/s/ E. Warren Matthews	By:	/s/ Catharine L. Midkiff
Name:	E. Warren Matthews	Name:	Catharine L. Midkiff
Title:	Director	Title:	Director
Date:	March 10, 2023	Date:	March 10, 2023

By:	/s/ Curtis E. Stephens	By:	/s/ Elizabeth Lester Walsh
Name:	Curtis E. Stephens	Name:	Elizabeth Lester Walsh
Title:	Director	Title:	Director
Date:	March 10, 2023	Date:	March 10, 2023