Form 10-Q
period 2023-03-31
Carter Bankshares, Inc.
filed 2023-05-04
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023 there were 23,943,339 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	March 31, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $41,300 at March 31, 2023 and $4,505 at December 31, 2022	$81,378	$46,869
Securities Available-for-Sale, at Fair Value	862,856	836,273
Loans Held-for-Sale	364	—
Portfolio Loans	3,248,898	3,148,913
Allowance for Credit Losses	(94,694)	(93,852)
Portfolio Loans, net	3,154,204	3,055,061
Bank Premises and Equipment, net	72,495	72,114
Other Real Estate Owned, net	8,291	8,393
Federal Home Loan Bank Stock, at Cost	20,593	9,740
Bank Owned Life Insurance	57,073	56,734
Other Assets	108,295	119,335
Total Assets	$4,365,549	$4,204,519

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$687,333	$703,334
Interest-Bearing Demand	500,749	496,948
Money Market	430,938	484,238
Savings	606,976	684,287
Certificates of Deposit	1,307,411	1,261,526
Total Deposits	3,533,407	3,630,333
Federal Home Loan Bank Borrowings	435,135	180,550
Federal Funds Purchased	—	17,870
Other Liabilities	42,127	47,139
Total Liabilities	4,010,669	3,875,892

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 23,895,543 at March 31, 2023 and 23,956,772 at December 31, 2022	23,896	23,957
Additional Paid-in Capital	102,814	104,693
Retained Earnings	301,534	285,593
Accumulated Other Comprehensive Loss	(73,364)	(85,616)
Total Shareholders’ Equity	354,880	328,627
Total Liabilities and Shareholders’ Equity	$4,365,549	$4,204,519
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2023	2022
INTEREST INCOME
Loans, including Fees
Taxable	$43,128	$27,745
Non-Taxable	832	952
Investment Securities
Taxable	7,393	3,732
Non-Taxable	162	167
Federal Reserve Bank Excess Reserves	179	37
Interest on Bank Deposits	21	25
Dividend Income	240	20
Total Interest Income	51,955	32,678
Interest Expense
Interest Expense on Deposits	7,519	4,399
Interest Expense on Federal Funds Purchased	176	—
Interest on Other Borrowings	3,475	57
Total Interest Expense	11,170	4,456
NET INTEREST INCOME	40,785	28,222
Provision for Credit Losses	1,415	630
Provision (Recovery) for Unfunded Commitments	84	(236)
Net Interest Income After Provision (Recovery) for Credit Losses	39,286	27,828
NONINTEREST INCOME
Losses on Sales of Securities, net	(12)	(24)
Service Charges, Commissions and Fees	1,838	1,953
Debit Card Interchange Fees	2,105	1,932
Insurance Commissions	174	269
Bank Owned Life Insurance Income	339	334
Gains on Sales and Write-downs of Bank Premises, net	—	383
Commercial Loan Swap Fee Income	116	—
Other	175	488
Total Noninterest Income	4,735	5,335
NONINTEREST EXPENSE
Salaries and Employee Benefits	13,652	11,757
Occupancy Expense, net	3,400	3,352
FDIC Insurance Expense	641	368
Other Taxes	804	804
Advertising Expense	339	239
Telephone Expense	427	488
Professional and Legal Fees	834	1,219
Data Processing	720	841
Debit Card Expense	479	633
Tax Credit Amortization	612	615
Other	2,280	2,195
Total Noninterest Expense	24,188	22,511
Income Before Income Taxes	19,833	10,652
Income Tax Provision	3,892	1,329
Net Income	$15,941	$9,323

Earnings per Common Share
Basic Earnings per Common Share	$0.67	$0.36
Diluted Earnings per Common Share	$0.67	$0.36
Average Shares Outstanding – Basic & Diluted	23,770,481	25,740,636
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Net Income	$15,941	$9,323
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Securities Available-for-Sale:
Net Unrealized Gains (Losses) Arising during the Period	15,633	(43,032)
Reclassification Adjustment for Losses included in Net Income	12	24
Tax Effect	(3,393)	9,032
Net Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)	12,252	(33,976)
Other Comprehensive Income (Loss)	12,252	(33,976)
Comprehensive Income (Loss)	$28,193	$(24,653)
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2023
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$23,957	$104,693	$285,593	$(85,616)	$328,627
Net Income	—	—	15,941	—	15,941
Other Comprehensive Income, Net of Tax	—	—	—	12,252	12,252
Repurchase of Common Stock (132,232 shares)	(132)	(2,128)	—	—	(2,260)
Forfeiture of Restricted Stock (1,687 shares)	(2)	(23)	—	—	(25)
Issuance of Restricted Stock (72,690 shares)	73	(73)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	345	—	—	345
Balance at March 31, 2023	$23,896	$102,814	$301,534	$(73,364)	$354,880

	Three Months Ended March 31, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2021	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	9,323	—	9,323
Other Comprehensive Loss, Net of Tax	—	—	—	(33,976)	(33,976)
Repurchase of Common Stock (1,523,157 shares)	(1,523)	(23,103)	—	—	(24,626)
Forfeiture of Restricted Stock (9,692 shares)	(10)	(146)	—	—	(156)
Issuance or Restricted Stock (88,656 shares)	89	(89)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	395	—	—	395
Balance at March 31, 2022	$24,987	$121,045	$244,798	$(32,274)	$358,556
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Net Income	$15,941	$9,323
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision for Unfunded Commitments	1,499	394
Origination of Loans Held-for-Sale	(1,795)	(3,554)
Proceeds From Loans Held-for-Sale	1,451	3,672
Depreciation/Amortization of Bank Premises and Equipment	1,511	1,478
Provision for Deferred Taxes	455	1,154
Net Amortization of Securities	1,271	1,634
Tax Credit Amortization	612	615
Gains on Sales of Mortgage Loans Held-for-Sale	(20)	(86)
Losses on Sales of Securities, net	12	24
Change in Fair Market Value of Commercial Loan Swap Derivative	194	(304)
Increase in the Value of Life Insurance Contracts	(339)	(334)
Recognition of Restricted Stock Compensation Expense	345	395
Decrease (Increase) in Other Assets	2,386	(2,518)
(Decrease) Increase in Other Liabilities	(1,088)	577
Net Cash Provided By Operating Activities	22,435	12,470
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	—	4,921
Proceeds from Maturities, Redemptions, and Pay-downs	12,717	26,406
Purchases	(24,938)	(131,519)
Purchase of Bank Premises and Equipment, Net	(1,925)	(809)
Proceeds from Sales of Bank Premises and Equipment, net	—	408
(Purchase) Redemption of Federal Home Loan Bank Stock, net	(10,853)	285
Loan Originations, net	(100,558)	(82,032)
Payments Received on Other Real Estate Owned	102	108
Proceeds from Sales and Payments of Other Real Estate Owned	—	561
Net Cash Used In Investing Activities	(125,455)	(181,671)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	(142,811)	89,650
Increase (Decrease) in Certificates of Deposits	45,885	(59,848)
Proceeds (Repayments) on Federal Home Loan Bank Borrowings, net	254,585	(7,000)
Repayments from Federal Funds Purchased, net	(17,870)	—
Repurchase of Common Stock	(2,260)	(23,364)
Net Cash Provided by (Used In ) Financing Activities	137,529	(562)
Net Increase (Decrease) in Cash and Cash Equivalents	34,509	(169,763)
Cash and Cash Equivalents at Beginning of Period	46,869	277,799
Cash and Cash Equivalents at End of Period	$81,378	$108,036

SUPPLEMENTARY DATA
Cash Interest Paid	$9,096	$4,501
Cash Paid for Income Taxes	25	—
Transfer from Fixed Assets to Other Real Estate Owned	—	1,201
Security (Purchases) Settled in Subsequent Period	—	(4,115)
Right-of-use Asset Recorded in Exchange for Lease Liabilities	—	2,879
Stock Repurchase Settled in Subsequent Period	—	(1,262)
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Principles of Consolidation: The interim Consolidated Financial Statements include the accounts of Carter Bankshares, Inc. (the “Company”) and its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). CB&T Investment Company (the “Investment Company”) is a subsidiary of the Bank. All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”), on March 10, 2023. In management’s opinion, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative to the results of operations that may be expected for a full year or any future period.
Reclassification: Amounts in prior periods financial statements and footnotes are reclassified whenever necessary to conform to the current period presentation. Reclassifications had no material effect on prior periods net income or shareholders’ equity.
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the Consolidated Financial Statements and the disclosures provided, and actual results could differ from those estimates. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers.
Accounting Standards Adopted in 2023
The Company did not adopt any Accounting Standards Updates (“ASU”) during the three months ended March 31, 2023.
Accounting Standards Issued but Not Yet Adopted
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards (“ASU”) No. 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments in this ASU allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company is currently assessing ASU 2023-02 and its impact on its accounting and disclosures.

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
Furthermore, the United Kingdom’s Financial Conduct Authority (“FCA”), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
pertains to the U.S. dollar LIBOR, effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of the LIBOR, ceased the publication of one-week and two-month USD LIBOR and will cease the publications of the remaining tenors of USD LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. In a joint statement, Bank regulators urged banks to stop using LIBOR for any new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The Federal Reserve System, (“FRB”), of New York has created a working group called the Alternative Reference Rate Committee (“ARRC”) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement index for LIBOR, and in March 2022 the U.S. Congress passed, and the U.S. President signed, legislation that provides a uniform approach for replacing LIBOR as a reference rate in legacy contracts that do not contain effective “fall back” provisions for when LIBOR is no longer published or no longer representative, and that instructs the FRB to identify a replacement benchmark based on SOFR.
In response, we have created an internal team that is managing our transition away from LIBOR. This transition team is a cross-functional group comprised of representatives from the lending lines of business, as well as representatives from loan operations, information technology, finance and other support functions. To date, the transition team has completed the following milestones required for a successful transition away from LIBOR: identified contracts that contain LIBOR language, documented the risks associated with the transition, reviewed existing contract language for the presence of appropriate fallback rate language, and developed appropriate loan fallback rate language for when LIBOR is retired. We have selected one month term SOFR (published by the CME Group) as our replacement benchmark for LIBOR based loans. The financial impact regarding pricing, valuation and operations of the transition has been evaluated and not is expected to be material in nature. Our transition team is fully committed to working within the guidelines established by the FCA and ARRC to complete a smooth transition away from LIBOR.
As of March 31, 2023, approximately 6.5% of our loan portfolio consists of loans whose variable rate index is one month LIBOR. We ceased originating new LIBOR based variable rate loans as of December 31, 2021 per the ARRC’s guidance.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – EARNINGS PER SHARE
Basic earnings per common share is calculated by dividing net income allocated to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands, except share and per share data)	2023	2022
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$15,941	$9,323
Less: Income allocated to participating shares	112	43
Net Income Allocated to Common Shareholders - Basic & Diluted	$15,829	$9,280

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,938,291	25,859,982
Less: Average Participating Securities	167,810	119,346
Weighted Average Common Shares Outstanding - Basic & Diluted	23,770,481	25,740,636

Earnings per Common Share – Basic	$0.67	$0.36
Earnings per Common Share – Diluted	$0.67	$0.36
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per common share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	March 31, 2023
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,336	$—	$(1,204)	$18,132
U.S. Government Agency Securities	56,208	597	(740)	56,065
Residential Mortgage-Backed Securities	114,509	—	(10,625)	103,884
Commercial Mortgage-Backed Securities	47,946	729	(835)	47,840
Other Commercial Mortgage-Backed Securities	24,912	—	(3,050)	21,862
Asset Backed Securities	154,630	—	(12,952)	141,678
Collateralized Mortgage Obligations	187,455	—	(13,032)	174,423
States and Political Subdivisions	280,899	32	(43,692)	237,239
Corporate Notes	70,750	—	(9,017)	61,733
Total Debt Securities	$956,645	$1,358	$(95,147)	$862,856

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2022
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,318	$—	$(1,452)	$17,866
U.S. Government Agency Securities	50,334	218	(788)	49,764
Residential Mortgage-Backed Securities	115,694	—	(12,009)	103,685
Commercial Mortgage-Backed Securities	35,538	73	(936)	34,675
Other Commercial Mortgage-Backed Securities	24,987	9	(2,597)	22,399
Asset Backed Securities	156,552	—	(15,169)	141,383
Collateralized Mortgage Obligations	190,781	—	(14,159)	176,622
States and Political Subdivisions	281,753	—	(53,607)	228,146
Corporate Notes	70,750	—	(9,017)	61,733
Total Debt Securities	$945,707	$300	$(109,734)	$836,273
The Company did not have securities classified as held-to-maturity at March 31, 2023 or December 31, 2022.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Proceeds from Sales of Securities Available-for-Sale	$—	$4,921

Gross Realized Gains	$—	$—
Gross Realized Losses	(12)	(24)
Net Realized Losses	(12)	(24)
Tax Impact	$(3)	$(5)
Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized losses above reflect reclassification adjustments in the calculation of Other Comprehensive Income (Loss). The net realized losses are included in noninterest income as losses on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2023
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$10,159	$9,884
Due after One Year through Five Years	13,383	12,489
Due after Five Years through Ten Years	248,209	220,074
Due after Ten Years	155,442	130,722
Residential Mortgage-Backed Securities	114,509	103,884
Commercial Mortgage-Backed Securities	47,946	47,840
Other Commercial Mortgage-Backed Securities	24,912	21,862
Collateralized Mortgage Obligations	187,455	174,423
Asset Backed Securities	154,630	141,678
Total Debt Securities	$956,645	$862,856
At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $224.8 million at March 31, 2023 and $224.5 million at December 31, 2022.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	—	$—	$—	5	$18,132	$(1,204)	5	$18,132	$(1,204)
U.S. Government Agency Securities	7	4,581	(8)	12	18,139	(732)	19	22,720	(740)
Residential Mortgage-Backed Securities	1	114	(1)	42	103,770	(10,624)	43	103,884	(10,625)
Commercial Mortgage-Backed Securities	4	1,751	(7)	52	21,182	(828)	56	22,933	(835)
Other Commercial Mortgage-Backed Securities	1	1,987	(538)	8	19,875	(2,512)	9	21,862	(3,050)
Asset Backed Securities	2	3,845	(155)	53	137,833	(12,797)	55	141,678	(12,952)
Collateralized Mortgage Obligations	1	155	(2)	84	174,268	(13,030)	85	174,423	(13,032)
States and Political Subdivisions	4	3,835	(156)	157	231,922	(43,536)	161	235,757	(43,692)
Corporate Notes	1	2,072	(178)	20	59,661	(8,839)	21	61,733	(9,017)
Total Debt Securities	21	$18,340	$(1,045)	433	$784,782	$(94,102)	454	$803,122	$(95,147)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	3	$14,080	$(789)	2	$3,786	$(663)	5	$17,866	$(1,452)
U.S. Government Agency Securities	6	5,337	(26)	9	15,576	(762)	15	20,913	(788)
Residential Mortgage-Backed Securities	6	7,601	(372)	37	96,084	(11,637)	43	103,685	(12,009)
Commercial Mortgage-Backed Securities	7	7,843	(307)	49	15,675	(629)	56	23,518	(936)
Other Commerical Mortgage-Backed Securities	2	5,302	(617)	6	14,560	(1,980)	8	19,862	(2,597)
Asset Backed Securities	13	42,173	(2,984)	41	97,210	(12,185)	54	139,383	(15,169)
Collateralized Mortgage Obligations	35	66,362	(4,500)	50	110,260	(9,659)	85	176,622	(14,159)
States and Political Subdivisions	73	112,564	(19,706)	91	115,382	(33,901)	164	227,946	(53,607)
Corporate Notes	8	23,285	(2,965)	13	38,448	(6,052)	21	61,733	(9,017)
Total Debt Securities	153	$284,547	$(32,266)	298	$506,981	$(77,468)	451	$791,528	$(109,734)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an allowance for credit losses, (“ACL”), on its investment securities during the quarter ended March 31, 2023 or the year ended December 31, 2022 as the Company did not have securities classified as held-to-maturity at March 31, 2023 and December 31, 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of March 31, 2023, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
As of March 31, 2023, management believes the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the credit related impairment is identified, while any non-credit loss will be recognized in other comprehensive income (loss). During the three months ended March 31, 2023 and 2022, the Company had no credit related net investment impairment losses.
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Commercial
Commercial Real Estate	$1,575,675	$1,470,562
Commercial and Industrial	290,293	309,792
Total Commercial Loans	1,865,968	1,780,354
Consumer
Residential Mortgages	675,340	657,948
Other Consumer	41,308	44,562
Total Consumer Loans	716,648	702,510
Construction	361,003	353,553
Other	305,279	312,496
Total Portfolio Loans	3,248,898	3,148,913
Loans Held-for-Sale	364	—
Total Loans	$3,249,262	$3,148,913
Loan Restructurings
On April 1, 2022, the Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2022, which eliminates the recognition and measurement of a troubled debt restructuring, (“TDR”). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.
A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis if the commitment is $1.0 million or greater and/or based on management discretion; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated reserves are adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan. For a discussion with respect to reserve calculations regarding individually evaluated loans refer to the “Nonrecurring Loans” section in Note 6, Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
The following table shows the amortized cost basis as of March 31, 2023 and March 31, 2022 for the loans restructured during the three months ended March 31, 2023 and March 31, 2022 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

Restructured Loans
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	$—	—%	—	$—	—%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	1	$308	0.02%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Nonaccrual Restructured Loans	—	$—	—%	1	$308	0.02%
Total Restructured Loans	—	$—	—%	1	$308	0.02%
(1)Excludes accrued interest receivable of $0.0 thousand and $6.4 thousand at March 31, 2023 and March 31, 2022 for restructured loans during the three months ended March 31, 2023 and March 31, 2022, respectively. .
The Company had no loans that were restructured during the three months ended March 31, 2023. In the first quarter of 2022 the Bank recognized a loan modification of a commercial real estate loan as a restructured loan. The borrower’s objective was to redevelop the property for a purpose that temporarily lacks feasibility due to the COVID-19 pandemic. In the interim the property is leased, albeit at a lower rate than originally forecasted. The Bank reduced the regularly scheduled principal and interest payments to accommodate the rental income until the property can be redeveloped. This loan is not considered significant and is included in the Bank’s ACL model in the general pool of the CRE segment for reserve purposes.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the three months ended March 31, 2023 and March 31, 2022, respectively, the Company had no modifications to borrowers experiencing financial difficulty to report.
At both March 31, 2023 and March 31, 2022, the Bank had no commitments to lend any additional funds on restructured loans. At both March 31, 2023 and March 31, 2022 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.
As of March 31, 2023 and December 31, 2022, the Bank had $72 thousand and $902 thousand, respectively, of residential real estate loans in the process of foreclosure. We also had $132 thousand at March 31, 2023 and $133 thousand at December 31, 2022 in residential real estate loans included in other real estate owned (“OREO”).

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Company’s financial instruments over the life of those instruments as of the balance sheet date. The Company develops and documents a systematic ACL methodology based on the following portfolio segments: 1) Commercial Real Estate, (“CRE”), 2) Commercial and Industrial, (“C&I”), 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The segmentation in the current expected credit losses, (“CECL”), model is different from the segmentation in the Incurred Loss model. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
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
Residential Mortgages are loans secured by first and second liens such as home equity loans, home equity lines of credit and 1-4 family residential mortgages, including purchased money mortgages. The primary source of repayment for these loans is the income of the borrower. The condition of the local economy, in particular the unemployment rate, is an important indicator of risk for this segment. The state of the local housing market can also have a significant impact on this segment because low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.
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
The Company has a loan review policy and annual scope report that details the level of loan review for loans in a given year. The annual loan review provides the Credit Risk Committee with an independent analysis of the following: 1) credit quality of the loan portfolio, 2) compliance with the loan policy, 3) adequacy of documentation in credit files and 4) validity of risk ratings. Since 2020 and continuing into 2023, the Company used a five step approach for loan review in the following categories:
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	March 31, 2023
	Risk Rating
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$95,614	$434,042	$198,482	$136,670	$129,372	$540,025	$28,568	$1,562,773
Special Mention	—	—	215	—	—	10,515	—	10,730
Substandard	—	—	—	—	—	2,172	—	2,172
Total Commercial Real Estate	$95,614	$434,042	$198,697	$136,670	$129,372	$552,712	$28,568	$1,575,675
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$919	$21,855	$43,300	$30,628	$8,454	$156,986	$22,230	$284,372
Special Mention	—	—	—	2,880	—	—	—	2,880
Substandard	—	—	45	21	38	2,896	41	3,041
Total Commercial and Industrial	$919	$21,855	$43,345	$33,529	$8,492	$159,882	$22,271	$290,293
YTD Gross Charge-offs	$—	$—	$—	$—	$1	$—	$—	$1

Residential Mortgages
Pass	$3,641	$200,122	$191,588	$80,803	$49,310	$117,555	$27,217	$670,236
Special Mention	—	—	—	—	—	937	34	971
Substandard	—	—	1,212	—	863	1,808	250	4,133
Total Residential Mortgages	$3,641	$200,122	$192,800	$80,803	$50,173	$120,300	$27,501	$675,340
YTD Gross Charge-offs	$—	$—	$3	$—	$—	$—	$—	$3

Other Consumer
Pass	$22,010	$7,171	$4,238	$5,783	$150	$1,596	$297	$41,245
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	42	—	—	21	—	63
Total Other Consumer	$22,010	$7,171	$4,280	$5,783	$150	$1,617	$297	$41,308
YTD Gross Charge-offs	$50	$337	$135	$32	$84	$19	$—	$657

Construction
Pass	$29,635	$157,302	$113,386	$38,318	$4,624	$7,867	$6,693	$357,825
Special Mention	—	—	—	—	—	67	—	67
Substandard	—	68	—	2,090	—	953	—	3,111
Total Construction	$29,635	$157,370	$113,386	$40,408	$4,624	$8,887	$6,693	$361,003
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$—	$—	$—	$—	$—	$180,679	$—	$180,679
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	124,600	—	124,600
Total Other Loans	$—	$—	$—	$—	$—	$305,279	$—	$305,279
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$151,819	$820,492	$550,994	$292,202	$191,910	$1,004,708	$85,005	$3,097,130
Special Mention	—	—	215	2,880	—	11,519	34	14,648
Substandard	—	68	1,299	2,111	901	132,450	291	137,120
Total Portfolio Loans	$151,819	$820,560	$552,508	$297,193	$192,811	$1,148,677	$85,330	$3,248,898
Current YTD Period:
YTD Gross Charge-offs	$50	$337	$138	$32	$85	$19	$—	$661

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2022
	Risk Rating
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$418,939	$186,226	$139,148	$130,521	$215,498	$335,659	$31,349	$1,457,340
Special Mention	—	218	—	—	9,919	659	—	10,796
Substandard	—	—	—	—	2,105	321	—	2,426
Total Commercial Real Estate	$418,939	$186,444	$139,148	$130,521	$227,522	$336,639	$31,349	$1,470,562
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$23,104	$47,137	$35,819	$9,022	$10,639	$154,473	$23,699	$303,893
Special Mention	—	—	2,887	—	—	—	—	2,887
Substandard	—	56	—	18	97	2,800	41	3,012
Total Commercial and Industrial	$23,104	$47,193	$38,706	$9,040	$10,736	$157,273	$23,740	$309,792
YTD Gross Charge-offs	$3,432	$—	$—	$—	$4	$—	$—	$3,436

Residential Mortgages
Pass	$200,725	$184,718	$81,446	$50,770	$70,659	$39,411	$25,315	$653,044
Special Mention	—	—	—	—	429	520	34	983
Substandard	—	1,212	—	865	444	1,400	—	3,921
Total Residential Mortgages	$200,725	$185,930	$81,446	$51,635	$71,532	$41,331	$25,349	$657,948
YTD Gross Charge-offs	$—	$—	$—	$—	$22	$24	$—	$46

Other Consumer
Pass	$24,100	$10,006	$7,323	$1,999	$512	$256	$299	$44,495
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	45	1	—	1	20	—	67
Total Other Consumer	$24,100	$10,051	$7,324	$1,999	$513	$276	$299	$44,562
YTD Gross Charge-offs	$280	$625	$254	$358	$39	$121	$—	$1,677

Construction
Pass	$149,535	$117,466	$41,808	$4,938	$25,523	$7,190	$6,056	$352,516
Special Mention	—	—	—	—	—	69	—	69
Substandard	—	—	—	—	92	876	—	968
Total Construction	$149,535	$117,466	$41,808	$4,938	$25,615	$8,135	$6,056	$353,553
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other
Pass	$—	$—	$—	$—	$—	$180,745	$—	$180,745
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	74,050	57,701	—	131,751
Total Other Loans	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$816,403	$545,553	$305,544	$197,250	$322,831	$717,734	$86,718	$2,992,033
Special Mention	—	218	2,887	—	10,348	1,248	34	14,735
Substandard	—	1,313	1	883	76,789	63,118	41	142,145
Total Portfolio Loans	$816,403	$547,084	$308,432	$198,133	$409,968	$782,100	$86,793	$3,148,913
Current YTD Period:
YTD Gross Charge-offs	$3,712	$625	$254	$358	$65	$145	$—	$5,159

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented:

	March 31, 2023
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$95,614	$434,042	$198,697	$136,670	$129,372	$550,662	$28,568	$1,573,625
Nonperforming	—	—	—	—	—	2,050	—	2,050
Total Commercial Real Estate	$95,614	$434,042	$198,697	$136,670	$129,372	$552,712	$28,568	$1,575,675
Commercial and Industrial
Performing	$919	$21,855	$43,300	$33,508	$8,460	$159,880	$22,230	$290,152
Nonperforming	—	—	45	21	32	2	41	141
Total Commercial and Industrial	$919	$21,855	$43,345	$33,529	$8,492	$159,882	$22,271	$290,293
Residential Mortgages
Performing	$3,641	$200,122	$191,588	$80,803	$49,310	$119,144	$27,501	$672,109
Nonperforming	—	—	1,212	—	863	1,156	—	3,231
Total Residential Mortgages	$3,641	$200,122	$192,800	$80,803	$50,173	$120,300	$27,501	$675,340
Other Consumer
Performing	$22,010	$7,171	$4,275	$5,783	$150	$1,617	$297	$41,303
Nonperforming	—	—	5	—	—	—	—	5
Total Other Consumer	$22,010	$7,171	$4,280	$5,783	$150	$1,617	$297	$41,308
Construction
Performing	$29,635	$157,370	$113,386	$38,318	$4,624	$8,036	$6,693	$358,062
Nonperforming	—	—	—	2,090	—	851	—	2,941
Total Construction	$29,635	$157,370	$113,386	$40,408	$4,624	$8,887	$6,693	$361,003
Other
Performing	$—	$—	$—	$—	$—	$305,279	$—	$305,279
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$—	$305,279	$—	$305,279
Total Portfolio Loans
Performing	$151,819	$820,560	$551,246	$295,082	$191,916	$1,144,618	$85,289	$3,240,530
Nonperforming	—	—	1,262	2,111	895	4,059	41	8,368
Total Portfolio Loans	$151,819	$820,560	$552,508	$297,193	$192,811	$1,148,677	$85,330	$3,248,898

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2022
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$418,939	$186,444	$139,148	$130,521	$225,416	$336,441	$31,349	$1,468,258
Nonperforming	—	—	—	—	2,106	198	—	2,304
Total Commercial Real Estate	$418,939	$186,444	$139,148	$130,521	$227,522	$336,639	$31,349	$1,470,562
Commercial and Industrial
Performing	$23,104	$47,147	$38,706	$9,022	$10,639	$157,271	$23,699	$309,588
Nonperforming	—	46	—	18	97	2	41	204
Total Commercial and Industrial	$23,104	$47,193	$38,706	$9,040	$10,736	$157,273	$23,740	$309,792
Residential Mortgages
Performing	$200,725	$184,718	$81,446	$50,770	$71,313	$40,362	$25,349	$654,683
Nonperforming	—	1,212	—	865	219	969	—	3,265
Total Residential Mortgages	$200,725	$185,930	$81,446	$51,635	$71,532	$41,331	$25,349	$657,948
Other Consumer
Performing	$24,100	$10,045	$7,323	$1,999	$512	$276	$299	$44,554
Nonperforming	—	6	1	—	1	—	—	8
Total Other Consumer	$24,100	$10,051	$7,324	$1,999	$513	$276	$299	$44,562
Construction
Performing	$149,535	$117,466	$41,808	$4,938	$25,615	$7,271	$6,056	$352,689
Nonperforming	—	—	—	—	—	864	—	864
Total Construction	$149,535	$117,466	$41,808	$4,938	$25,615	$8,135	$6,056	$353,553
Other
Performing	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Total Portfolio Loans
Performing	$816,403	$545,820	$308,431	$197,250	$407,545	$780,067	$86,752	$3,142,268
Nonperforming	—	1,264	1	883	2,423	2,033	41	6,645
Total Portfolio Loans	$816,403	$547,084	$308,432	$198,133	$409,968	$782,100	$86,793	$3,148,913
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	March 31, 2023
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,572,734	$891	$—	$891	$2,050	$1,575,675
Commercial and Industrial	290,128	13	11	24	141	290,293
Residential Mortgages	671,244	860	5	865	3,231	675,340
Other Consumer	40,830	284	189	473	5	41,308
Construction	357,984	67	11	78	2,941	361,003
Other	305,279	—	—	—	—	305,279
Total	$3,238,199	$2,115	$216	$2,331	$8,368	$3,248,898

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2022
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,468,154	$104	$—	$104	$2,304	$1,470,562
Commercial and Industrial	309,305	274	9	283	204	309,792
Residential Mortgages	654,238	445	—	445	3,265	657,948
Other Consumer	44,013	337	204	541	8	44,562
Construction	349,225	1,321	2,143	3,464	864	353,553
Other	312,496	—	—	—	—	312,496
Total	$3,137,431	$2,481	$2,356	$4,837	$6,645	$3,148,913
There were no loans past due 90 days or more and still accruing at March 31, 2023 and December 31, 2022. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days and still accruing decreased $2.5 million to $2.3 million at March 31, 2023 compared to $4.8 million at December 31, 2022 primarily in the construction category related to one $2.1 million residential construction relationship that moved to nonaccrual during the period.
There were no nonaccrual or past due loans related to loans held-for-sale at March 31, 2023 or December 31, 2022.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment for the periods presented:

	March 31, 2023
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$2,304	$2,050	$—	$—
Commercial and Industrial	204	141	—	—
Residential Mortgages	3,265	3,231	—	—
Other Consumer	8	5	—	—
Construction	864	2,941	—	—
Other	—	—	—	—
Total Portfolio Loans	$6,645	$8,368	$—	$—

	December 31, 2022
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$3,337	$2,304	$—	$—
Commercial and Industrial	451	204	—	—
Residential Mortgages	2,551	3,265	—	—
Other Consumer	73	8	—	—
Construction	985	864	—	—
Other	—	—	—	—
Total Portfolio Loans	$7,397	$6,645	$—	$—

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, we believe delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, we automatically transfer loans to nonaccrual status if they are 90 or more days delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as Restructured Loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or more unless we elect to maintain the loan in the general pool. During the three months ended March 31, 2023 and March 31, 2022, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.
The following table presents the amortized cost basis of collateral-dependent individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral for individually evaluated loans are reported as provision (recovery) for credit loss on loans in the period of change.

	Type of Collateral
	March 31, 2023	December 31, 2022
(Dollars in Thousands)	Real Estate	Real Estate
Commercial Real Estate	$1,986	$2,106
Commercial and Industrial	—	—
Residential Mortgages	1,212	1,212
Other Consumer	—	—
Construction	2,090	—
Other	—	—
Total	$5,288	$3,318
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	603	(448)	1,530	430	564	(1,264)	1,415
Charge-offs	—	(1)	(3)	(657)	—	—	(661)
Recoveries	—	—	1	87	—	—	88
Net Charge-offs	—	(1)	(2)	(570)	—	—	(573)
Balance at End of Period	$18,595	$3,531	$10,419	$1,189	$7,506	$53,454	$94,694

	Three Months Ended March 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision (Recovery) for Credit Losses on Loans	221	(529)	169	303	466	—	630
Charge-offs	—	—	(17)	(435)	—	—	(452)
Recoveries	—	1	—	109	149	—	259
Net Recoveries / (Charge-offs)	—	1	(17)	(326)	149	—	(193)
Balance at End of Period	$17,518	$3,583	$4,520	$1,470	$7,554	$61,731	$96,376

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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At March 31, 2023 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	March 31, 2023
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$18,132	$18,132	$—	$—
U.S. Government Agency Securities	56,065	—	56,065	—
Residential Mortgage-Backed Securities	103,884	—	103,884	—
Commercial Mortgage-Backed Securities	47,840	—	47,840	—
Asset Backed Securities	21,862	—	21,862	—
Collateralized Mortgage Obligations	141,678	—	141,678	—
Small Business Administration	174,423	—	174,423	—
States and Political Subdivisions	237,239	—	237,239	—
Corporate Notes	61,733	—	54,194	7,539
Total Securities Available-for-Sale	862,856	18,132	837,185	7,539
Derivatives	18,747	—	18,747	—
Total	$881,603	$18,132	$855,932	$7,539

Liabilities
Derivatives	$18,510	$—	$18,510	$—
Total	$18,510	$—	$18,510	$—

	December 31, 2022
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$17,866	$17,866	$—	$—
U.S. Government Agency Securities	49,764	—	49,764	—
Residential Mortgage-Backed Securities	103,685	—	103,685	—
Commercial Mortgage-Backed Securities	34,675	—	34,675	—
Other Commercial Mortgage-Backed Securities	22,399	2,538	19,861	—
Asset Backed Securities	141,383	4,996	136,387	—
Collateralized Mortgage Obligations	176,622	—	176,622	—
States and Political Subdivisions	228,146	—	228,146	—
Corporate Notes	61,733	—	54,216	7,517
Total Securities Available-for-Sale	836,273	25,400	803,356	7,517
Derivatives	22,974	—	22,974	—
Total	$859,247	$25,400	$826,330	$7,517

Liabilities
Derivatives	$22,543	$—	$22,543	$—
Total	$22,543	$—	$22,543	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.5 million that are considered to be Level 3 securities at both March 31, 2023 and December 31, 2022, respectively. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	March 31, 2023
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$8,291	$8,291
Individually Evaluated Loans	$—	$—	$4,221	$4,221

	December 31, 2022
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$8,393	$8,393
Individually Evaluated Loans	$—	$—	$2,649	$2,649
Individually evaluated loans had a net carrying amount of $4.2 million at March 31, 2023 with a valuation allowance of $1.1 million. Individually evaluated loans had a net carrying amount of $2.6 million at December 31, 2022 with a valuation allowance of $0.7 million. The increase in individually evaluated loans and the valuation allowance is primarily due to one credit relationship moving to nonaccrual status during the first quarter of 2023.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $8.3 million as of March 31, 2023, compared with $8.4 million at December 31, 2022, primarily due to sales and payments. There were no write-downs recorded on OREO for the three months ended March 31, 2023 and $0.1 million for the same period in 2022.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	March 31, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$2,430	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs	14.2% - 43.9%	29.1%
Individually Evaluated Loans	1,791	Discounted Appraisals	Estimated Selling Costs	6.0%	6.0%
Total Individually Evaluated Loans	$4,221

OREO	$7,221	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	927	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs	0.0% – 5.0%	0.7%
Total OREO	$8,291

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$858	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs	14.2%	14.2%
Individually Evaluated Loans	$1,791	Discounted Appraisals	Estimated Selling Costs	6.0%	6.0%
Total Individually Evaluated Loans	$2,649

OREO	$7,323	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	927	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	0.0% - 5.0%	0.7%
Total OREO	$8,393
A baseline discount rate has been established for impairment measurement. This baseline discount rate was back tested against historical OREO sales, and; therefore, represents an average recovery rate based on the transaction sizes and asset types in the

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
population examined. Management considers the unique attributes and characteristics of each specific individually evaluated loan and may use judgment to adjust the baseline discount rate when appropriate.
The carrying values and estimated fair values of our financial instruments at March 31, 2023 and December 31, 2022 are presented in the following tables. Fair values for March 31, 2023 and December 31, 2022 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at March 31, 2023
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$81,378	$40,078	$41,300	$—	$81,378
Securities Available-for-Sale	862,856	18,132	837,185	7,539	862,856
Loans Held-for-Sale	364	—	—	364	364
Portfolio Loans, net	3,154,204	—	—	3,051,434	3,051,434
Federal Home Loan Bank Stock, at Cost	20,593	—	—	NA	NA
Other Assets- Interest Rate Derivatives	18,747	—	18,747	—	18,747
Accrued Interest Receivable	19,819	34	5,453	14,332	19,819

Financial Liabilities:
Deposits	$3,533,407	$687,333	$1,538,663	$1,310,660	$3,536,656
Other Liabilities- Interest Rate Derivatives	18,510	—	18,510	—	18,510
FHLB Borrowings	435,135	—	—	434,889	434,889
Accrued Interest Payable	4,368	—	—	4,368	4,368

		Fair Value Measurements at December 31, 2022
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$46,869	$42,364	$4,505	$—	$46,869
Securities Available-for-Sale	836,273	25,400	803,356	7,517	836,273
Portfolio Loans, net	3,055,061	—	—	2,955,489	2,955,489
Federal Home Loan Bank Stock, at Cost	9,740	—	—	NA	NA
Other Assets- Interest Rate Derivatives	22,974	—	22,974	—	22,974
Accrued Interest Receivable	19,346	138	4,903	14,305	19,346

Financial Liabilities:
Deposits	$3,630,333	$703,334	$1,665,473	$1,264,659	$3,633,466
Other Liabilities- Interest Rate Derivatives	22,543	—	22,543	—	22,543
FHLB Borrowings	180,550	—	—	180,569	180,569
Federal Funds Purchased	17,870	—	17,870	—	17,870
Accrued Interest Payable	2,294	—	—	2,294	2,294

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Value of Derivative Assets (Included in Other Assets)
	March 31, 2023			December 31, 2022
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	3	$339	$1	1	$200	$1
Interest Rate Swap Contracts – Commercial Loans	62	429,226	18,746	62	432,984	22,973
Total Derivatives not Designated as Hedging Instruments	65	$429,565	$18,747	63	$433,184	$22,974

	Fair Value of Derivative Liabilities (Included in Other Liabilities)
	March 31, 2023			December 31, 2022
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	3	$339	$1	1	$200	$1
Interest Rate Swap Contracts – Commercial Loans	62	429,226	18,509	62	432,984	22,542
Total Derivatives not Designated as Hedging Instruments	65	$429,565	$18,510	63	$433,184	$22,543

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income recognized on derivatives for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$—	$4
Forward Sale Contracts – Mortgage Loans	—	(4)
Interest Rate Swap Contracts – Commercial Loans	(194)	304
Total Derivative (Loss) Income	$(194)	$304
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(Dollars in Thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$18,746	$22,973	$18,509	$22,542
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	18,746	22,973	18,509	22,542
Gross Amounts Not Offset	—	—	—	—
Net Amount	$18,746	$22,973	$18,509	$22,542
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Noninterest-Bearing Demand	$687,333	$703,334
Interest-Bearing Demand	500,749	496,948
Money Market	430,938	484,238
Savings	606,976	684,287
Certificates of Deposits	1,307,411	1,261,526
Total	$3,533,407	$3,630,333
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Time deposits that exceed the FDIC Insurance limit of $250,000 at March 31, 2023 and December 31, 2022 were $206.0 million and $159.0 million, respectively.
Certificates of Deposit maturing as of March 31:

(Dollars in Thousands)	March 31, 2023
3 Months or Less	$159,337
Over 3 Months through 12 Months	476,342
Over 1 Year Through 3 Years	571,334
Over 3 Years	100,398
Total	$1,307,411
Overdrafts reclassified to loans were $0.2 million at March 31, 2023 and $0.3 million at December 31, 2022.

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings serve as an additional source of liquidity for the Company. The Company had $435.1 million Federal Home Loan Bank (“FHLB”) borrowings at March 31, 2023 and $180.6 million at December 31, 2022. FHLB borrowings include both fixed rate and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were 92.0% and 33.4% of total borrowings at March 31, 2023 and December 31, 2022, respectively. Total loans pledged as collateral were $1.5 billion at both March 31, 2023 and December 31, 2022, respectively. There were no securities available-for-sale pledged as collateral at both March 31, 2023 and December 31, 2022. The Company continues to methodically pledge additional eligible loans and had continued progress in additional pledging throughout the year. The Company is eligible to borrow up to an additional $461.9 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.1 billion, or 25.0% of the Company’s assets, as of March 31, 2023. The Company had the capacity to borrow up to an additional $676.7 million from the FHLB at December 31, 2022.
The Company had zero and $17.9 million in overnight federal funds purchased at March 31, 2023 and December 31, 2022, respectively. The available borrowing capacity under unsecured lines of credit with corresponding banks was $145.0 million and $127.1 million at March 31, 2023 and December 31, 2022, respectively.
The following table represents the balance of FHLB borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
FHLB Borrowings	$435,135	$180,550
Weighted Average Interest Rate	4.99%	4.48%
FHLB Availability	$461,913	$676,746
The following table represents the balance of federal funds purchased and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Federal Fund Purchased	$—	$17,870
Weighted Average Interest Rate	—%	4.65%
Federal Funds Purchased Availability	$145,000	$127,130
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to March 31, 2023 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$400,135	5.07%
2 years	15,000	4.13%
3 years	20,000	4.00%
4 years	—	—%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$435,135	4.99%
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $676.5 million at March 31, 2023 and $630.6 million at December 31, 2022, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $354.6 million, or 52.4% and $373.2 million, or 59.2%, of the commitments to extend credit at March 31, 2023 and December 31, 2022, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $26.6 million at March 31, 2023 and $25.7 million at December 31, 2022.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Commitments to Extend Credit	$676,549	$630,619
Standby and Performance Letters of Credit	26,576	25,739
Total	$703,125	$656,358
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of the dates presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$2,292	$1,783
Provision (Recovery) for Unfunded Commitments	84	(236)
Balance at end of period	$2,376	$1,547
Amounts are added or subtracted to the provision (recovery) for unfunded commitments through a charge or credit to current earnings in the provision (recovery) for unfunded commitments. An expense of $0.1 million was recorded for the three months ended March 31, 2023 for the provision (recovery) for unfunded commitments, which resulted in an increase of $0.3 million compared to recoveries for the same period in 2022.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty.
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive loss for the periods presented, net of tax effects:

(Dollars in Thousands)	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net Unrealized Gains (Losses) Arising during the period	$15,633	$(3,390)	$12,243	$(43,032)	$9,037	$(33,995)
Reclassification Adjustment for Losses included in Net Income	12	(3)	9	24	(5)	19
Other Comprehensive Income (Loss)	$15,645	$(3,393)	$12,252	$(43,008)	$9,032	$(33,976)

NOTE 12 – STOCK REPURCHASE PLAN
On March 29, 2023, the Company announced that its Board of Directors (the “Board”) has authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months, (the “2023 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on April 24, 2023. The 2023 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2023 Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2023 Program is authorized through May 1, 2024, although it may be modified or terminated by the Board at any time. The 2023 Program does not obligate the Company to purchase any particular number of shares.
Previously on June 28, 2022, the Company announced that its Board authorized, effective August 1, 2022, a common share repurchase program to purchase up to 750,000 shares of the Company’s common stock in the aggregate over a period of twelve months, subject to non-objection from the Federal Reserve Bank of Richmond, which was received in July 2022 (the “2022 Program”). The 2022 Program authorized the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The 2022 Program was originally authorized through August 1, 2023, did not obligate the Company to purchase any particular number of shares, and was exhausted as of March 10, 2023.
Previously on December 13, 2021, the Company announced that its Board authorized, effective December 10, 2021, a common share repurchase program to purchase up to 2,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months (the “2021 Program”). The 2021 Program was originally authorized through December 9, 2022, did not obligate the Company to purchase any particular number of shares, and was exhausted as of April 28, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is intended to help the reader understand Carter Bankshares, Inc., our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three month periods ended March 31, 2023 and March 31, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
•Important Note Regarding Forward-Looking Statements
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Estimates
•Overview and Strategy
•Results of Operations and Financial Condition
◦Earnings Summary
◦Liquidity and Capital Resources
◦Regulatory Capital Requirements

CARTER BANKSHARES, INC.
◦Contractual Obligations
◦Off-Balance Sheet Arrangements
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
These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumption that are difficult to predict and often are beyond the Company’s control. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements including, but not limited to the effects of:
•market interest rates and the impacts of market interest rates on economic conditions, customer behavior, and the Company’s loan and securities portfolios;
•inflation, market and monetary fluctuations;
•changes in trade, monetary and fiscal policies and laws of the U.S. Government, including policies of the Federal Reserve, Federal Deposit Insurance Corporation, (“FDIC”) and U.S. Department of the Treasury (the “Treasury Department”);
•changes in accounting policies, practices, or guidance, for example, our adoption of Current Expected Credit Losses (“CECL”) methodology, including potential volatility in the Company’s operating results due to application of the CECL methodology;
•cyber-security threats, attacks or events; rapid technological developments and changes;
•changes in the Company’s liquidity and capital positions;
•concentrations of loans secured by real estate, particularly commercial real estate, and the potential impacts of changes in market conditions on the value of real estate collateral;
•an insufficient allowance for credit losses;
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
•the outcome of pending and future litigation and/or governmental proceedings;

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
•the soundness of other financial institutions and any indirect exposure related to the closings of Silicon Valley Bank (“SVB”), Signature Bank, Silvergate Bank and First Republic Bank and their impact on the broader market through other customers, suppliers and partners or that the conditions which resulted in the liquidity concerns with SVB, Signature Bank, Silvergate Bank and First Republic Bank may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships with;
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
Many of these factors, as well as other factors, are described in this Quarterly Report, including in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and any of our subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are prepared. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), management uses, and this quarterly report references, interest and dividend income, yield on interest earnings assets, net interest income and net interest margin on a fully taxable equivalent, (“FTE”) basis, which are non-GAAP financial measures. Management believes these measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of interest and dividend income, yield on interest earnings assets, net interest income and net interest margin on an FTE basis ensures the comparability of interest and dividend income, yield on interest earning assets, net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest and dividend income (GAAP) per the Consolidated Statements of Income is reconciled to interest and dividend income adjusted on an FTE basis, yield on interest earning assets (GAAP) is reconciled to yield on interest earning assets adjusted on an FTE basis, net interest income (GAAP) is

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
reconciled to net interest income adjusted on an FTE basis and net interest margin (GAAP) is reconciled to net interest margin adjusted on an FTE basis in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A.
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
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2023 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.4 billion at March 31, 2023. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 66 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
The Company earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and income tax provision.
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
The Company’s Board of Directors and management believe that the Bank is at a turning point in its evolution and transformation. The Company’s focus will shift from restructuring the balance sheet to pursuing a prudent growth strategy. This strategy will be primarily targeted at organic growth, but will also consider opportunistic acquisitions that fit the strategic vision. This initiative is viable given the Bank’s strong capital and liquidity positions. In addition to loan and deposit growth, the Company will seek to increase fee income while closely monitoring operating expenses. The Company is focused on executing this strategy to successfully build our new brand and grow our business in our current markets as well as any new markets we may enter.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended March 31, 2023
•Net interest income increased $12.6 million, or 44.5%, to $40.8 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase of 170 basis points in the yield on earning assets due to the rising interest rate environment, offset by an increase of 82 basis points in funding costs;

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•The provision for credit losses increased $0.8 million to $1.4 million for the three months ended March 31, 2023, compared to the same period in 2022;
•Total noninterest income decreased $0.6 million to $4.7 million for the three months ended March 31, 2023 compared to $5.3 million for the same period in 2022;
•Total noninterest expense increased $1.7 million to $24.2 million for the three months ended March 31, 2023 compared the same period in 2022; and
•Provision for income taxes increased $2.6 million to $3.9 million for the three months ended March 31, 2023 compared to $1.3 million for the same period in 2022.
Balance Sheet Highlights (period-end balances, March 31, 2023 compared to December 31, 2022)
•The securities portfolio increased $26.6 million and is currently 19.8% of total assets compared to 19.9% of total assets;
•Total portfolio loans increased $100.0 million, or 12.9%, on an annualized basis, primarily due to loan growth in the first three months of 2023;
•The portfolio loans to deposit ratio was 91.9%, compared to 86.7%, due to a decrease in deposits;
•Total deposits decreased $96.9 million or 10.8%, on an annualized basis, to $3.5 billion at March 31, 2023;
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 2.91% compared to 2.98%. The ACL on portfolio loans totaled $94.7 million at March 31, 2023, compared to $93.9 million with the increase driven by loan growth, offset by declines in the other segment due to principal pay-downs; and
•On March 29, 2023, the Company announced that its Board of Directors (the “Board”) has authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months.
The Company reported net income of $15.9 million, or $0.67 diluted earnings per common share, for the three months ended March 31, 2023 compared to net income of $9.3 million, or $0.36 diluted earnings per common share, for the same period in 2022.

	Three Months Ended March 31,
PERFORMANCE RATIOS	2023	2022
Return on Average Assets	1.51%	0.92%
Return on Average Shareholders’ Equity	18.89%	9.57%
Portfolio Loans to Deposit Ratio	91.95%	77.62%
Allowance for Credit Losses to Total Portfolio Loans	2.91%	3.33%
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
Net interest income and the net interest margin are presented on an FTE basis. The FTE basis (non-GAAP) adjusts net interest income and net interest margin for the tax benefit of income on certain tax-exempt loans and securities using the applicable federal statutory tax rate for each period (which was 21% for the periods presented) and the dividend-received deduction for equity securities. The Company believes this FTE basis presentation provides a relevant comparison between taxable and non-

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
taxable sources of interest income. Refer to the “Explanation of Use of Non-GAAP Financial Measures” above for additional discussion regarding the non-GAAP measures used in this Quarterly Report on Form 10-Q.
Total net interest income increased $12.6 million, or 44.5%, to $40.8 million for the three months ended March 31, 2023 compared to the same period in 2022 as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet, and the Company recognized higher yields on new loan originations and investment securities purchases. Net interest income, on an FTE basis (non-GAAP), increased $12.5 million, or 43.9% to $41.0 million for the three months ended March 31, 2023, compared to $28.5 million for the same period in 2022. The increase in net interest income, on an FTE basis (non-GAAP), was driven by higher interest income of $19.2 million in the three months ended March 31, 2023 compared to the same period in 2022, partially offset by higher interest expense of $6.7 million for the same comparable periods. Net interest margin increased 107 basis points to 3.95% for the three months ended March 31, 2023 compared to the same period in 2022. Net interest margin, on an FTE basis (non-GAAP), increased 107 basis points to 3.98% for the three months ended March 31, 2023 compared to the same period in 2022.

During the first three months of 2023 the Company continued to benefit from the rising rate environment. However, beginning in the first quarter of 2023, we started to see more pressure on our cost of funds due to the shift from deposits to higher-cost borrowings due to a decline in deposits, which may negatively impact our net interest margin in future periods. Positively impacting the first quarter of 2023 was the asset sensitivity of our balance sheet. Yields on a large portion of our loan and securities portfolios adjust as rates move up at a quicker rate than the rates our deposits and other funding sources adjust. Yields on our loan portfolio consist of 25.7% floating rate, 41.4% variable and 47.7% of the securities portfolio is floating rate and adjust as interest rates increase. This positively impacts revenue and helps mitigate increased funding costs.
The first quarter of 2023 and the full year of 2022 was also positively impacted by enhanced pricing on loans related to one large credit relationship. Certain of these loans may not be renewed at maturity and/or may not otherwise impact the net interest income and net interest margin as significantly in future periods. In addition, rising market interest rates have begun to increase the Company’s funding costs and will most likely continue in future periods.
The following table reconciles interest and dividend income (GAAP), yield on interest-earning assets (GAAP), net interest margin (GAAP) and net interest income per the Consolidated Statements of Income to interest and dividend income on an FTE basis (non-GAAP), yield on interest-earning assets on an FTE basis (non-GAAP), net interest margin on an FTE basis (non-GAAP) and net interest income on an FTE basis (non-GAAP), respectively, for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Interest Income (FTE)(Non-GAAP)
Interest and Dividend Income (GAAP)	$51,955	$32,678
Tax Equivalent Adjustment	264	298
Interest and Dividend Income (FTE) (Non-GAAP)	52,219	32,976
Average Earning Assets	$4,186,164	$3,974,341
Yield on Interest-earning Assets (GAAP)	5.03%	3.33%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.06%	3.36%

Net Interest Income (GAAP)	$40,785	$28,222
Tax Equivalent Adjustment	264	298
Net Interest Income (FTE) (Non-GAAP)	41,049	28,520
Average Earning Assets	$4,186,164	$3,974,341
Net Interest Margin (GAAP)	3.95%	2.88%
Net Interest Margin (FTE) (Non-GAAP)	3.98%	2.91%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$16,135	$200	5.03%	$140,080	$62	0.18%
Tax-Free Investment Securities(2)	29,094	205	2.86%	26,579	211	3.22%
Taxable Investment Securities	920,633	7,393	3.26%	960,645	3,732	1.58%
Total Securities	949,727	7,598	3.24%	987,224	3,943	1.62%
Tax-Free Loans(1)(2)	132,742	1,053	3.22%	154,117	1,206	3.17%
Taxable Loans(1)	3,073,351	43,128	5.69%	2,690,781	27,745	4.18%
Total Loans	3,206,093	44,181	5.59%	2,844,898	28,951	4.13%
Federal Home Loan Bank Stock	14,209	240	6.85%	2,139	20	3.79%
Total Interest-Earning Assets	4,186,164	$52,219	5.06%	3,974,341	$32,976	3.36%
Noninterest Earning Assets	91,434			154,971
Total Assets	$4,277,598			$4,129,312

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$490,615	$497	0.41%	$463,980	$277	0.24%
Money Market	476,798	1,254	1.07%	510,286	284	0.23%
Savings	642,115	165	0.10%	705,759	178	0.10%
Certificates of Deposit	1,281,598	5,603	1.77%	1,308,799	3,660	1.13%
Total Interest-Bearing Deposits	2,891,126	7,519	1.05%	2,988,824	4,399	0.60%
Federal Funds Purchased	14,349	176	4.97%	—	—	—%
Federal Home Loan Bank Borrowings	285,563	3,395	4.82%	1,400	6	1.74%
Other Borrowings	6,448	80	5.03%	4,358	51	4.75%
Total Borrowings	306,360	3,651	4.83%	5,758	57	4.01%
Total Interest-Bearing Liabilities	3,197,486	11,170	1.42%	2,994,582	4,456	0.60%
Noninterest-Bearing Liabilities	737,857			739,556
Shareholders' Equity	342,255			395,174
Total Liabilities and Shareholders' Equity	$4,277,598			$4,129,312
Net Interest Income(2)		$41,049			$28,520
Net Interest Margin(2)			3.98%			2.91%
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
Interest income increased $19.3 million, or 59.0%, for the three months ended March 31, 2023 compared to the same period in 2022. Interest income, on an FTE basis (non-GAAP), increased $19.2 million, or 58.4% for the three months ended March 31, 2023 compared to the same period in 2022. The change was primarily due to increases in average interest-earning assets of $211.8 million in the three months ended March 31, 2023 compared to the same period in 2022, and higher interest rate yields on interest-earning assets of 170 basis points for the three months ended March 31, 2023 compared to the same period in 2022 due to the rising interest rate environment.
For the three months ended March 31, 2023 compared to the same period in 2022, average interest-bearing deposits with banks decreased $123.9 million as funds were deployed into higher yielding loans, and the average rate earned increased 485 basis points. Average loan balances increased $361.2 million for the three months ended March 31, 2023 compared to the same period in 2022. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. The average rate earned on loans increased 146 basis points for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increased short-term interest rates during 2022 and 2023. At March 31, 2023, the loan portfolio was comprised of 25.7% floating rate loans which reprice monthly, 41.4% variable rate loans that reprice at least once during the life of the loan and 32.9% fixed rate loans that do not reprice during the life of the loan.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average investment securities decreased $37.5 million for the three months ended March 31, 2023 compared to the same period in 2022. The average rate earned on investment securities increased 162 basis points for the three months ended March 31, 2023 compared to the same period in 2022. The change in investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal payments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of March 31, 2023, the securities portfolio was comprised of 47.7% variable rate securities with approximately 99.4% that will reprice at least once over the next 12 months. Having a significant percentage of variable rate securities is an important strategy during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate structure is expected to limit the impact of rising rates on the Company’s unrealized losses on debt securities.
Interest expense increased $6.7 million for the three months ended March 31, 2023 compared to the same period in 2022 due to increases in the cost of all interest-bearing liability categories, except savings accounts, in the higher rate environment. Also contributing to the increased interest expense is the shift to higher cost borrowings due to a decline in deposits and the Company’s use of higher-cost borrowings to fund growth in the loan portfolio, including a $97.7 million decline in average interest-bearing deposits from the first quarter of 2022 to the same period in 2023. The cost of interest-bearing liabilities increased by 82 basis points to 1.42% for the three months ended March 31, 2023 from the same period in 2022. Interest expense on deposits increased $3.1 million for the three months ended March 31, 2023 compared to the same periods in 2022 primarily due to the rates on these deposits increasing 45 basis points to 1.05%; however, the average balances on interest-bearing deposits decreased $97.7 million from the year ago quarter. The increases in rates included interest-bearing demand deposits up by 17 basis points, money market accounts up by 84 basis points and CDs up by 64 basis points in response to competitive pressures from higher market rates. The average rates paid on savings accounts for the three months ended March 31, 2023 remained relatively unchanged.
The average balances on borrowings increased $300.6 million for the three months ended March 31, 2023 when compared to the same period in 2022. The cost of borrowing increased 82 basis points for the three months ended March 31, 2023 when compared to the same period in 2022, largely due to the higher interest rate environment. Interest expense on other borrowings increased $3.6 million for the three months ended March 31, 2023 compared to the same periods in 2022 primarily due to the rates on these borrowings increasing 82 basis points to 4.83%.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2023 Compared to March 31, 2022
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$(102)	$240	$138
Tax-free Investment Securities(2)	19	(25)	(6)
Taxable Investment Securities	(162)	3,823	3,661
Total Securities	(143)	3,798	3,655
Tax-free Loans(1)(2)	(169)	16	(153)
Taxable Loans(1)	4,347	11,036	15,383
Total Loans	4,178	11,052	15,230
Federal Home Loan Bank Stock	192	28	220
Total Interest-Earning Assets	$4,125	$15,118	$19,243

Interest Paid on:
Interest-Bearing Demand	$17	$203	$220
Money Market	(20)	990	970
Savings	(16)	3	(13)
Certificates of Deposit	(78)	2,021	1,943
Total Interest-Bearing Deposits	(97)	3,217	3,120
Federal Funds Purchased	176	—	176
Federal Home Loan Bank Borrowings	3,360	29	3,389
Other Borrowings	26	3	29
Total Borrowings	3,562	32	3,594
Total Interest-Bearing Liabilities	3,465	3,249	6,714
Change in Net Interest Margin	$660	$11,869	$12,529
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The Company recognizes provision for the ACL based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision (recovery) expense for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments.
The ACL was 2.91% of total portfolio loans at March 31, 2023, compared to 2.98% of total portfolio loans, at December 31, 2022. The provision for credit losses increased $0.8 million to $1.4 million for the three months ended March 31, 2023, when compared to the same period in 2022. The increase for the three months ended March 31, 2023 was primarily driven by strong loan growth, net charge-offs of $0.6 million and a $0.5 million specific reserve for a mortgage loan that was placed in nonaccrual during the quarter, offset by the reduction of $1.3 million of reserves that were allocated to the other segment due to principal pay-downs.
The provision (recovery) for unfunded commitments increased $0.3 million for the three months ended March 31, 2023 compared to the same period in 2022 related to the provision for unfunded commitments primarily related to increases in real estate construction.
Net charge-offs were $0.6 million for the three months ended March 31, 2023 compared to $0.2 million for the same period in 2022. During the first three months of 2023, net charge-offs were primarily included in the other consumer segment. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.07% and 0.03% for the three months

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
ended 2023 and 2022, respectively. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Nonperforming loans (“NPLs”) increased at March 31, 2023 by $1.7 million, or 25.9% to $8.4 million compared to $6.7 million at December 31, 2022. The increase was primarily due to one $2.1 million residential construction loan, offset by pay-downs on other existing NPLs. NPLs as a percentage of total portfolio loans were 0.26% at March 31, 2023 compared to 0.21% at December 31, 2022. See the “Credit Quality” section of this MD&A for more detail on our NPLs.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.
Noninterest Income

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	$ Change	% Change
Losses on Sales of Securities, net	$(12)	$(24)	$12	(50.0)%
Service Charges, Commissions and Fees	1,838	1,953	(115)	(5.9)%
Debit Card Interchange Fees	2,105	1,932	173	9.0%
Insurance Commissions	174	269	(95)	(35.3)%
Bank Owned Life Insurance Income	339	334	5	1.5%
Gains on Sales and Write-downs of Bank Premises, net	—	383	(383)	(100.0)%
Commercial Loan Swap Fee Income	116	—	116	NM
Other	175	488	(313)	(64.1)%
Total Noninterest Income	$4,735	$5,335	$(600)	(11.2)%
Total noninterest income decreased $0.6 million, or 11.2%, to $4.7 million for the three months ended March 31, 2023 when compared to the same period in 2022. The primary decreases during the quarter related to $0.4 million gains on sales and write-downs of bank premises, net, $0.3 million in other noninterest income and a $0.1 million decrease in service charges on deposit accounts. The gains on sales and write-downs of bank premises, net was due to a $0.4 million eminent domain settlement on a previously closed branch in the first quarter of 2022. The decrease in other noninterest income related to a higher fair value adjustment of our interest rate swap contracts with commercial customers in the first quarter of 2022 and the decrease in service charges on deposit accounts was primarily volume driven. Partially offsetting these decreases for the three months ended March 31, 2023 compared to the year ago quarter was higher debit card interchange fees of $0.2 million and increased commercial loan swap fee income of $0.1 million. The increase in debit card interchange fees was due to higher interchange fee volume in the first quarter of 2023.
Noninterest Expense

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	$ Change	% Change
Salaries and Employee Benefits	$13,652	$11,757	$1,895	16.1%
Occupancy Expense, net	3,400	3,352	48	1.4%
FDIC Insurance Expense	641	368	273	74.2%
Other Taxes	804	804	—	—%
Advertising Expense	339	239	100	41.8%
Telephone Expense	427	488	(61)	(12.5)%
Professional and Legal Fees	834	1,219	(385)	(31.6)%
Data Processing	720	841	(121)	(14.4)%
Debit Card Expense	479	633	(154)	(24.3)%
Tax Credit Amortization	612	615	(3)	(0.5)%
Other	2,280	2,195	85	3.9%
Total Noninterest Expense	$24,188	$22,511	$1,677	7.4%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
During the three months ended March 31, 2023 total noninterest expense increased $1.7 million when compared to the same period in 2022. The most significant increase for the period was higher salaries and employee benefits of $1.9 million related to higher salary expense due to retail open positions being filled, job grade assessment increases, normal merit increases and higher incentive bonuses in 2023. Also impacting the increase from the comparable quarter was $0.3 million in Federal Deposit Insurance Corporation (“FDIC”) insurance expenses and an increase of $0.1 million in other noninterest expense. The increase in FDIC insurance expenses was due to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rate schedules uniformly by two basis points on all insured depository institutions, beginning in the first quarterly assessment period of 2023. Offsetting these increases for the three months ended March 31, 2023 compared to the year ago quarter was a decrease of $0.4 million in professional and legal fees, and a decline of $0.2 million in debit card expenses. The decrease in professional and legal expenses related to elevated legal expenses for the three months ended 2022 from loan and employment related matters. The changes in losses on sales and write-downs of OREO, net, related to the sale of bank branches in the first three months of 2022 and no sales or write-downs in the three months ended 2023. The decline in debit card expenses was primarily related to discounts received in March of 2023 and the timing of fraud settlements.
Provision for Income Taxes
The provision for income taxes increased $2.6 million to $3.9 million for the three months ended March 31, 2023 when compared to the same period in 2022. Pre-tax income increased $9.2 million for the three months ended March 31, 2023 when compared to the same period in 2022. The effective tax rate was 19.6% for the three months ended March 31, 2023 compared to 12.5% for the same period in 2022. The increase in the effective tax rate is primarily due to a higher level of pre-tax income and lower level of tax-exempt interest income and updated information from the developer extending the in-service date on a new tax credit from 2022 to 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).
Financial Condition
March 31, 2023
Total assets increased $161.0 million, to $4.4 billion at March 31, 2023 compared to $4.2 billion at December 31, 2022. Total portfolio loans increased $100.0 million, or 12.9% on an annualized basis, to $3.2 billion at March 31, 2023 compared to December 31, 2022 primarily due to loan growth during the first three months of 2023. The variances in loan segments for portfolio loans related to increases of $105.1 million in commercial real estate loans, $17.4 million in residential mortgages, $7.5 million in construction loans, offset by decreases of $19.5 million in C&I loans, $7.2 million in the other category and $3.3 million in other consumer loans.
The securities portfolio increased $26.6 million and is currently 19.8% of total assets at March 31, 2023 compared to 19.9% of total assets at December 31, 2022. The increase is primarily due to $24.9 million in purchases and a $15.6 million increase in fair value during the quarter due to fluctuations in market interest rates and conditions in the financial markets during the quarter, offset by $12.7 million in principal pay-downs. At March 31, 2023, total gross unrealized gains in the available-for-sale portfolio were $1.4 million, offset by $95.1 million of gross unrealized losses. Refer to the “Securities Activity” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
Federal Home Loan Bank stock (“FHLB”), at cost increased $10.9 million to $20.6 million at March 31, 2023 compared to $9.7 million at December 31, 2022. The increase is due to the FHLB requirement to hold a specified level of stock based upon level of borrowings. OREO decreased $0.1 million at March 31, 2023 compared to December 31, 2022 due to payments of OREO. Closed retail bank offices had a book value of $1.1 million at March 31, 2023 and December 31, 2022, of which $0.1 million is under contract, at March 31, 2023.
Total deposits decreased $96.9 million to $3.5 billion at March 31, 2023 compared to December 31, 2022. The primary driver of this decrease was related to deposit outflows of $67.0 million by three customers. Management believes that these outflows were due to specific needs of each such customer; one estate customer experienced a $32.0 million settlement and disbursement, and two other customers withdrew an aggregate of $35.0 million to pursue higher-yielding investment opportunities. The variances in the deposit categories included decreases of $77.3 million in savings accounts, $53.3 million in money market accounts and $16.0 million in noninterest-bearing demand accounts partially offset by increases of $45.9 million in CDs and $3.8 million in interest-bearing demand accounts. At March 31, 2023, noninterest-bearing deposits comprised 19.5% of total deposits compared to 19.4% at December 31, 2022 and 19.0% at March 31, 2022. CDs comprised 37.0%, 34.7%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
and 34.5% of total deposits at March 31, 2023, December 31, 2022 and March 31, 2022, respectively. As of March 31, 2023, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 87.6% of our total deposits of $3.5 billion were insured under standard FDIC insurance coverage limits, and approximately 12.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 77% of retail deposits.
Total capital increased by $26.3 million to $354.9 million at March 31, 2023 compared to $328.6 million at December 31, 2022. The increase in total capital from December 31, 2022 was primarily due to a $12.3 million, net of tax, improvement in other comprehensive income (loss) due to the positive changes in fair value of available-for-sale investment securities, less $2.3 million related to the repurchase of common stock, through March 31, 2023, partially offset by net income of $15.9 million for the three months ended March 31, 2023 that was retained by the Company. The remaining difference of $0.4 million is related to stock-based compensation activity for the quarter ended March 31, 2023.
The ACL was 2.91% of total portfolio loans at March 31, 2023 compared to 2.98% as of December 31, 2022. General reserves as a percentage of total portfolio loans were 2.88% at March 31, 2023 compared to 2.96% at December 31, 2022. The decrease in the general reserves as a percentage of total portfolio loans was primarily driven by the loan growth during the first quarter of 2023. Management believes, the ACL is adequate to absorb expected losses inherent in the loan portfolio.
The Company remains well capitalized. The Tier 1 capital ratio decreased to 12.28% at March 31, 2023 compared to 12.61% at December 31, 2022. The leverage ratio was 10.09% at March 31, 2023, compared to 10.29% at December 31, 2022 and total risk-based capital ratio was 13.54% at March 31, 2023 compared to 13.86% at December 31, 2022. The decrease is related to the aforementioned repurchase of common stock of $2.3 million through March 31, 2023 and loan growth during the first quarter of 2023.
The Bank also remained well capitalized as of March 31, 2023. The Bank’s Tier 1 Capital ratio was 12.15% at March 31, 2023 compared to 12.42% at December 31, 2022. The Bank’s leverage ratio was 9.98% at March 31, 2023 compared to 10.13% at December 31, 2022. The Bank’s Total Risk-Based Capital ratio was 13.42% at March 31, 2023 compared to 13.68% at December 31, 2022.
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	March 31, 2023	December 31, 2022	$ Change
U.S. Treasury Securities	$18,132	$17,866	$266
U.S. Government Agency Securities	56,065	49,764	6,301
Residential Mortgage-Backed Securities	103,884	103,685	199
Commercial Mortgage-Backed Securities	47,840	34,675	13,165
Other Commercial Mortgage-Backed Securities	21,862	22,399	(537)
Asset Backed Securities	141,678	141,383	295
Collateralized Mortgage Obligations	174,423	176,622	(2,199)
States and Political Subdivisions	237,239	228,146	9,093
Corporate Notes	61,733	61,733	—
Total Debt Securities	$862,856	$836,273	$26,583
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
The securities portfolio increased by $26.6 million to $862.9 million at March 31, 2023 compared to $836.3 million at December 31, 2022. Securities comprise 19.8% of total assets at March 31, 2023 compared to 19.9% at December 31, 2022. The increase is due to $24.9 million in purchases of small business administration bonds and a $15.6 million increase in fair

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
value during the quarter, offset by $12.7 million in principal paydowns. As of March 31, 2023, the securities portfolio was comprised of 47.7% variable rate securities with approximately 99.4% that will reprice at least once over the next 12 months.
At March 31, 2023 total gross unrealized gains in the available-for-sale portfolio were $1.4 million, offset by $95.1 million of gross unrealized losses. At December 31, 2022, total gross unrealized gains in the available-for-sale portfolio were $0.3 million offset by $109.7 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 49.2% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 27.5% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved slightly downward over the past three months, driving unrealized losses on these securities lower. Although the Federal Reserve is in the middle of an aggressive effort to raise short-term interest rates to combat inflation, the Company does not expect higher short-term rates to adversely impact the fair values of the Company’s investment securities to the same extent as increases in longer-term rates. The Company expects that higher short-term rates may continue to improve yields on certain of the Company’s variable rate securities over the next six to twelve months.
At December 31, 2022, the 5-year and 10-year U.S. Treasury yields were 3.99% and 3.88%, respectively. Therefore, this decrease of 39 and 40 basis points, respectively in the intermediate part of the yield curve largely caused the reduction in unrealized losses for the first quarter of 2023. The effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate hikes. At March 31, 2023, those same bond yields were 3.60% and 3.48%, respectively.
Should the impairment of any of these securities become credit related, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the credit related impairment is identified, while any non-credit loss will be recognized as an other comprehensive loss. At March 31, 2023 and December 31, 2022, the Company had no credit related net investment impairment losses.
Refer to Note 3, Investment Securities, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our securities.
The Basel rules also permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Commercial
Commercial Real Estate	$1,575,675	$1,470,562
Commercial and Industrial	290,293	309,792
Total Commercial Loans	1,865,968	1,780,354
Consumer
Residential Mortgages	675,340	657,948
Other Consumer	41,308	44,562
Total Consumer Loans	716,648	702,510
Construction	361,003	353,553
Other	305,279	312,496
Total Portfolio Loans	3,248,898	3,148,913
Loans Held-for-Sale	364	—
Total Loans	$3,249,262	$3,148,913
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
Total portfolio loans increased $100.0 million, or 12.9%, on an annualized basis, to $3.2 billion at March 31, 2023 compared to December 31, 2022 with strong production primarily in our commercial real estate portfolio. The commercial portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. Given the continued rising rate environment our mortgage portfolio is experiencing more modest growth in 2023. At March 31, 2023, the loan portfolio was comprised of 25.7% floating rates which reprice monthly, 41.4%, variable rates that reprice at least once during the life of the loan and the remaining 32.9% are fixed rate loans. The Company is carefully monitoring the loan portfolio during 2023, including in light of market conditions that impact our borrowers and the interest rate environment.
Our exposure to the hospitality industry at March 31, 2023 equated to approximately $350.5 million, or 10.8%, of total portfolio loans. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows. Beginning in the second quarter of 2021, we observed improvements in occupancy and the average daily rates for our hotel clients following sharp declines as a result of the pandemic. However, our clients continue to face challenges with respect to labor not unlike many other industries, which results in continued increases in labor costs and the potential to impede their ability to turnover rooms resulting in occupancy constraints. This has caused, or may cause, them to operate with lower levels of liquidity and an inability to reserve for capital improvements and may adversely affect their ability to pay property expenses, capital improvements and/or repay existing indebtedness. Contractual payments have been restored since the expiration of our deferral program on June 30, 2021 and our client’s financial performance has stabilized. However, adverse changes in economic conditions, generally, may adversely impact the value of real estate collateral in hospitality and other commercial real estate exposure. As a result, our financial condition, capital levels and results of operations could be adversely affected.
Aggregate commitments to our top 10 credit relationships were $641.3 million at March 31, 2023. The Other segment represents 47.1% of the top 10 credit relationships.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending		Change	March 31, 2023	March 31, 2023
	March 31, 2023	December 31, 2022		% of Gross Loans	% of RBC
1. Hospitality, agriculture & energy	$301,913	$309,107	$(7,194)	9.29%	62.09%
2. Retail real estate & food services	54,524	55,625	(1,101)	1.68%	11.21%
3. Industrial & retail real estate	41,261	41,725	(464)	1.27%	8.49%
4. Multifamily development	40,000	40,000	—	1.23%	8.23%
5. Retail real estate	37,272	37,679	(407)	1.15%	7.66%
6. Special / limited use	33,736	33,736	—	1.04%	6.94%
7. Multifamily & student housing	33,676	33,998	(322)	1.04%	6.93%
8. Non-Owner Occupied / Commercial Real Estate	33,672	17,308	16,364	1.04%	6.92%
9. Hospitality	33,289	33,587	(298)	1.02%	6.85%
10. Multifamily / Construction Real Estate	32,000	24,000	8,000	0.98%	6.58%
Top Ten (10) Relationships	$641,343	$626,765	$14,578	19.74%	131.90%
Total Gross Loans	$3,249,262	$3,148,913	$100,349
% of Total Gross Loans	19.74%	19.90%	(0.16)%
Concentration (25% of RBC)	$121,562	$120,863
Unfunded commitments on lines of credit were $565.4 million at March 31, 2023 as compared to $455.8 million at December 31, 2022. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 49.9% at March 31, 2023 and 52.7% at December 31, 2022. Unfunded commitments on commercial operating lines of credit was 48.7% at March 31, 2023 and 53.9% at December 31, 2022.
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
Deferred costs and fees included in the portfolio balances above were $7.3 million and $8.2 million at March 31, 2023 and December 31, 2022, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $153.2 thousand and $161.2 thousand at March 31, 2023 and December 31, 2022, respectively.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that has fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. There were $364 thousand and zero mortgage loans held-for-sale at March 31, 2023 and December 31, 2022, respectively.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	March 31, 2023	December 31, 2022	$ Change
Nonperforming Loans
Commercial Real Estate	$2,050	$2,304	$(254)
Commercial and Industrial	141	204	(63)
Residential Mortgages	3,231	3,265	(34)
Other Consumer	5	8	(3)
Construction	2,941	864	2,077
Other	—	—	—
Total Nonperforming Loans	8,368	6,645	1,723
Other Real Estate Owned	8,291	8,393	(102)
Total Nonperforming Assets	$16,659	$15,038	$1,621
Nonperforming assets increased $1.6 million to $16.7 million at March 31, 2023 compared to December 31, 2022. The increase was primarily due to one $2.1 million residential construction loan, offset by pay-downs on other existing NPLs. Closed retail bank offices have a remaining book value of $1.1 million at March 31, 2023 and December 31, 2022, of which $0.1 million are under contract.
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
At both March 31, 2023 and December 31, 2022, respectively, the Company’s loans held-for-sale were all accruing.
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
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment for the periods presented:

	March 31, 2023		December 31, 2022
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$18,595	48.5%	$17,992	46.7%
Commercial & Industrial	3,531	8.9%	3,980	9.9%
Residential Mortgages	10,419	20.8%	8,891	20.9%
Other Consumer	1,189	1.3%	1,329	1.4%
Construction	7,506	11.1%	6,942	11.2%
Other	53,454	9.4%	54,718	9.9%
Balance End of Period	$94,694	100.0%	$93,852	100.0%
The decline in the other segment was primarily due to $1.3 million of principal pay-downs for the three months ended March 31, 2023. The ACL was $94.7 million, or 2.91%, of total portfolio loans at March 31, 2023 compared to $93.9 million, or 2.98%, of total portfolio loans at December 31, 2022.
The following table summarizes the credit quality ratios and their components as of March 31, 2023 and December 31, 2022:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$94,694	$93,852
Total Portfolio Loans	3,248,898	3,148,913
Allowance for Credit Losses to Total Portfolio Loans	2.91%	2.98%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$8,368	$6,645
Total Portfolio Loans	3,248,898	3,148,913
Nonperforming Loans to Total Portfolio Loans	0.26%	0.21%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$94,694	$93,852
Nonperforming Loans	8,368	6,645
Allowance for Credit Losses to Nonperforming Loans	1,131.62%	1,412.37%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$2,324	$4,506
Average Total Portfolio Loans	3,206,026	2,988,785
Net Charge-offs to Average Portfolio Loans	0.07%	0.15%
See the Credit Quality and Allowance for Credit Losses sections within this MD&A for an analysis of the factors that drove the changes in the ACL ratios presented in the previous table.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The provision for credit losses, which includes a provision (recovery) for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $0.8 million to $1.4 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase for the three months ended March 31, 2023 was primarily driven by loan growth, net charge-offs of $0.6 million and a $0.5 million specific reserve for a mortgage loan that was placed in nonaccrual during the quarter, offset by the release of $1.3 million of reserves that were allocated to the other segment due to principal pay-downs.
The provision (recovery) for unfunded commitments increased $0.3 million for the three months ended March 31, 2023 when compared to the same period in 2022 due to increased real estate construction. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain commercial real estate loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $0.6 million for the three months ended March 31, 2023 compared to $0.2 million for the same period in 2022. During the three months ended March 31, 2023, net charge-offs were primarily included in the other consumer segment. As a percentage of average total portfolio loans, on an annualized basis, net charge-offs were 0.07% for the three months ended March 31, 2023 compared to 0.03% for the same period in 2022. At March 31, 2023, nonperforming loans increased $1.7 million, or 25.9%, to $8.4 million since December 31, 2022. Nonperforming loans increased due to a $2.1 million residential construction relationship moved to nonaccrual status during the first quarter of 2023. Nonperforming loans as a percentage of total portfolio loans were 0.26% and 0.21% as of March 31, 2023 and December 31, 2022, respectively.
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	March 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,562,773	$284,372	$670,236	$41,245	$357,825	$180,679	$3,097,130
Special Mention	10,730	2,880	971	—	67	—	14,648
Substandard	2,172	3,041	4,133	63	3,111	124,600	137,120
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,575,675	$290,293	$675,340	$41,308	$361,003	$305,279	$3,248,898

Performing	$1,573,625	$290,152	$672,109	$41,303	$358,062	$305,279	$3,240,530
Nonperforming	2,050	141	3,231	5	2,941	—	8,368
Total Portfolio Loans	$1,575,675	$290,293	$675,340	$41,308	$361,003	$305,279	$3,248,898

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	December 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,457,340	$303,893	$653,044	$44,495	$352,516	$180,745	$2,992,033
Special Mention	10,796	2,887	983	—	69	—	14,735
Substandard	2,426	3,012	3,921	67	968	131,751	142,145
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913

Performing	$1,468,258	$309,588	$654,683	$44,554	$352,689	$312,496	$3,142,268
Nonperforming	2,304	204	3,265	8	864	—	6,645
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913
Special mention, substandard and doubtful loans at March 31, 2023 decreased $5.1 million to $151.8 million compared to $156.9 million at December 31, 2022. The decrease of $0.1 million in special mention is primarily related to payments. The decrease of $5.0 million in substandard loans is primarily related to paydowns in the other loan category, offset by the movement of a $2.1 million residential construction loan to substandard and nonaccrual status in the first quarter of 2023.
Additionally, refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL.
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
Noninterest-Bearing Demand	$687,333	$703,334	$(16,001)	(2.3)%
Interest-Bearing Demand	500,749	496,948	3,801	0.8%
Money Market	430,938	484,238	(53,300)	(11.0)%
Savings	606,976	684,287	(77,311)	(11.3)%
Certificate of Deposits	1,307,411	1,261,526	45,885	3.6%
Total Deposits	$3,533,407	$3,630,333	$(96,926)	(2.7)%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at March 31, 2023 decreased $96.9 million, or 2.7%, from December 31, 2022. The primary driver of this decrease was related to deposit outflows of $67.0 million by three customers. Management believes that these outflows were due to specific needs of these customers; one estate customer experienced a $32.0 million settlement and disbursement, and two other customers withdrew an aggregate of $35.0 million to pursue higher-yielding investment opportunities. The decreases for the quarter included $77.3 million in savings accounts, $53.3 million in money market accounts and $16.0 million in noninterest-bearing demand accounts offset by the increases of $45.9 million in CDs and $3.8 million in interest-bearing demand accounts. Noninterest-bearing deposits comprised 19.5% and 19.4% of total deposits at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 87.6% of our total deposits of $3.5 billion were insured under standard FDIC insurance coverage limits, and approximately 12.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 77% of retail deposits.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents additional information in relation to deposits:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Deposits from the Certificate of Deposit Account Registry Services ("CDARS")	$922	$922
Noninterest-Bearing Public Funds Deposits	19,771	27,086
Interest-Bearing Public Funds Deposits	149,338	180,243
Total Deposits not Covered by Deposit Insurance(1)	438,555	493,013
Certificates of Deposits not Covered by Deposit Insurance	205,984	159,030
Deposits for Certain Directors, Executive Officers and their Affiliates	3,559	2,910
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at March 31, 2023 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$25,593	12.4%
Over Three Months Through Twelve Months	69,859	33.9%
Over Twelve Months Through Three Years	87,164	42.3%
Over Three Years	23,368	11.4%
Total	$205,984	100.0%
Borrowings and Federal Funds Purchased
Borrowings are an additional source of liquidity for the Company. We had $435.1 million FHLB borrowings at March 31, 2023 and $180.6 million at December 31, 2022. The Company had no outstanding overnight federal funds purchased at March 31, 2023 and $17.9 million in overnight federal funds purchased at December 31, 2022. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
Information pertaining to FHLB borrowings and federal funds purchased is summarized in the following table:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Balance at Period End
Federal Home Loan Bank Borrowings	$435,135	$180,550
Federal Funds Purchased	$—	$17,870
Average Balance during the Period
Federal Home Loan Bank Borrowings	$285,563	$29,849
Federal Funds Purchased	$14,349	$5,711
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	4.82%	3.90%
Federal Funds Purchased	4.97%	3.29%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$435,135	$180,550
Federal Funds Purchased	$46,965	$23,020
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	4.99%	4.48%
Federal Funds Purchased	—%	4.65%
The Company held FHLB of Atlanta stock of $20.6 million and $9.7 million at March 31, 2023 and December 31, 2022, respectively. The increase in FHLB stock was due to increased borrowings. Dividends recorded on this restricted stock were $240 thousand for the three months ended March 31, 2023 compared to $20 thousand for the same period in 2022. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 9, Federal Home Loan Bank Borrowings, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to borrowings.
Liquidity and Capital Resources
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk, the Company’s Board has delegated authority to the ALCO for formulation, implementation and oversight of liquidity risk management for the Company. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO monitors and manages liquidity through various ratios, reviewing cash flow projections, performing stress tests and by having a detailed contingency funding plan. The ALCO policy guidelines define graduated risk tolerance levels. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets approximating $1.1 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions in the amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $638.0 million of unpledged available-for-sale investment securities that may be sold or pledged as collateral that can serve as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our unsecured lines of credit with correspondent banks. As of March 31, 2023, approximately 87.6% of our total deposits of $3.5 billion were insured under standard FDIC insurance coverage limits, and approximately 12.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2023, the Bank had $679.7 million in highly liquid assets, which consisted of FRB Excess Reserves and interest-bearing deposits in other financial institutions of $41.3 million, $638.0 million in unpledged securities and $364 thousand in loans held-for-sale. This resulted in highly liquid assets to total assets ratio of 15.6% at March 31, 2023. Total available liquidity to uninsured deposits was 318.6% at March 31, 2023.
In response to the recent failures of three large banks, the Treasury Department, Federal Reserve, and FDIC jointly announced the Bank Term Funding Program (“BTFP”) on March 12, 2023. This program aims to enhance liquidity by allowing institutions to pledge certain securities at the par value of the securities, and at a borrowing rate of ten basis points over the one-year overnight index swap rate. The BTFP is available to eligible U.S. federally insured depository institutions, with advances having a term of up to one year and no prepayment penalties. As of March 31, 2023, the Company has approximately $356.4 million in par value of securities that are eligible to be pledged under the BTFP, but has not borrowed under or otherwise accessed the BTFP.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Cash and Due From Banks, including Interest-bearing Deposits	$81,378	$46,869
Unpledged Investment Securities	638,040	611,845
Excess Pledged Securities	71,062	46,305
FHLB Borrowing Availability	461,913	676,746
Unsecured Lines of Credit	145,000	127,130
Total Liquidity Sources	$1,397,393	$1,508,895
The following table provides total liquidity sources and ratios as of March 31, 2023:

(Dollars in Thousands)	March 31, 2023
Total Liquidity Sources	$1,397,393
Highly Liquid Assets to Total Assets	15.6%
Highly Liquid Assets to Uninsured Deposits	155.0%
Total Available Liquidity to Uninsured Deposits	318.6%
Regulatory Capital Requirements
Total capital increased by $26.3 million to $354.9 million at March 31, 2023 compared to $328.6 million at December 31, 2022. The increase in total capital from December 31, 2022 was primarily due to a $12.3 million, net of tax, improvement in other comprehensive income (loss) due to the positive changes in fair value of available-for-sale investment securities and net income of $15.9 million for the three months ended March 31, 2023 that was retained by the Company, less $2.3 million related to the repurchase of common stock. The remaining difference of $0.4 million is related to stock-based compensation activity for the quarter ended March 31, 2023.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At March 31, 2023, the Bank continues to maintain its capital position with a leverage ratio of 9.98% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 12.15% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 12.15% and 13.42%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
The Basel rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.

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
The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized(1)	March 31, 2023		December 31, 2022
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$440,927	10.09%	$439,606	10.29%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	440,927	12.28%	439,606	12.61%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	440,927	12.28%	439,606	12.61%
Total Capital (to Risk-weighted Assets)	10.50%	NA	486,247	13.54%	483,450	13.86%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$435,661	9.98%	$432,711	10.13%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	435,661	12.15%	432,711	12.42%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	435,661	12.15%	432,711	12.42%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	480,918	13.42%	476,496	13.68%
(1)To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
In December 2018, the Office of the Comptroller of the Currency, (the “OCC”), the Federal Reserve System, (“FRB”), and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of current credit expected losses, (“CECL”). The final rule provides banking organizations the option to phase in over a three-year period the Day 1 adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, the regulators issued interim final rule (“IFR”), “Regulatory Capital Rule: Revised Transition of the Current Expected Credit Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We adopted CECL effective January 1, 2021 and elected to implement the capital transition relief over the permissible three-year period.
Contractual Obligations
As of March 31, 2023, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of March 31, 2023, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

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
NII rate shock simulation results are compared to a base case NII result to provide an estimate of the impact that simulated market rate changes may have on 12 months and 24 months of pretax NII. The base case earnings scenario together with various rate shock earning scenarios are modeled utilizing both a static and growth balance sheet. A static balance sheet is a no-growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread over a prescribed index. Parallel rate shock analyses assume an immediate parallel shift in market interest rates across all horizons of the yield curve and also include management’s assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market, and savings) and changes in the prepayment behavior of loans and securities with embedded optionality. Our policy guidelines limit the change in pretax NII over a 12-month horizon using rate shocks of +/- 100, 200, 300, and 400 basis points. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to Federal Open Market Committee’s slowing future rate increase projections coupled with the recent increase in the Fed Funds Target Rate of 4.75% since March 17, 2022, we believe the impact to NII income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probably interest rate environment for the foreseeable future.
To monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE rate shock simulations using the same assumptions used in the NII rate shock simulations discussed above. EVE represents the present value of all asset cash flows discounted with related market interest rates minus the present value of all liability cash flows which are also discounted with related market interest rates. The impact of a changing interest rate environment on the Company’s projected EVE is analyzed by shocking market interest rates, then modeling the impact of the rate shock on both the cash flow of assets and liabilities, and the underlying discount rate utilized in the present value calculation of the assets and liabilities. Market rate shock results are then compared to base case simulation results to determine the impact that market rate changes may have on our EVE. As with NII rate shock analyses, EVE rate shock analyses incorporate management’s assumptions regarding prepayment behavior of fixed rate loans and securities with embedded optionality and the behavior and value of non-maturity deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300, and 400 basis points. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to Federal Open Market Committee’s slowing future rate increase projections coupled with the recent increase in the Fed Funds Target Rate of 4.75% since March 17, 2022. We believe the impact to NII income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probably interest rate environment for the foreseeable future.

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The following tables reflect the NII rate shock analyses and EVE analyses results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by management.

	March 31, 2023		December 31, 2022
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
200	7.6%	(1.4)%	7.7%	(0.2)%
100	4.3%	0.2%	4.1%	0.8%
-100	(4.7)%	(2.5)%	(5.1)%	(3.4)%
-200	(9.5)%	(6.4)%	(10.7)%	(8.5)%
-300	(15.2)%	(12.5)%	(17.3)%	(16.0)%
-400	(20.1)%	(25.4)%	(23.5)%	(28.0)%
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
Based on the ALM results presented above for the quarters ending March 31, 2023 and December 31, 2022, the Company’s balance sheet is slightly less asset sensitive at March 31, 2023 than it previously was at December 31, 2022. This migration in asset sensitivity is due to 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and floating rate securities and portfolio loans that are less sensitive to future market interest rate changes, and 2) the recent shifts in the shape of the yield curve between the two periods presented above.
In addition to rate shocks and EVE analyses, sensitivity analyses are performed to help us identify which model assumptions are critical and cause the greatest impact on pretax NII. Sensitivity analyses include changing prepayment behavior of loans and securities with optionality, repricing correlations, and the impact of interest rate changes on non-maturity deposit products (decay rates).

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level, as of the end of the period covered by this Report.

CARTER BANKSHARES, INC.
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of March 31, 2023, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
ITEM 1A – RISK FACTORS
Other than the risk factors set forth below, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2022 Annual Report on Form 10-K.
An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information addressed in this Item 1A and under “Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, investors in the Company’s securities should carefully consider the factors discussed in our 2022 Annual Report on Form 10-K in Part I, Item 1A, “Risk Factors.”
Risks Related to Market Conditions, Interest Rates and Investments
Inflation could negatively impact our business, our profitability, and our stock price.
Volatility and uncertainty related to inflation and the effects of inflation, may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, which could affect the creditworthiness of the Company’s borrowers, result in lower values for the Company’s investment securities and other interest-earning assets and increase expense related to talent acquisition and retention. If significant inflation continues the Company could result in missed earnings and budgetary projections causing our stock price to suffer.
Risks Related to Liquidity
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, may have a material adverse effect on our financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, which may be compounded by the reach and depth of media attention, including social media, have in the past and may in the future lead to market-wide liquidity problems. Liquidity is essential to the Company’s banking business, and the Company’s business strategies are largely based on access to funding from customer deposits and supplemental funding provided by secondary liquidity sources, including wholesale funding facilities.
Deposit levels may be impacted by industry factors, market interest rates, rates paid for deposits by other financial institutions and market interest rates generally, inflationary conditions, general economic conditions than can impact savings rates, and banking industry conditions that can impact customers perceptions of the safety and soundness of the banking industry generally or of specific financial institutions. The recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank, and the resulting industry turmoil, have underscored the importance of maintaining diversified funding sources to ensure

CARTER BANKSHARES, INC.
the safety and soundness of a financial institution. In response to these failures, the Treasury Department, the Federal Reserve Board (“FRB”) and the FDIC approved actions enabling the FDIC to complete its resolution of Silicon Valley Bank, Signature Bank and First Republic Bank in a manner that fully protected depositors by utilizing the FDIC Deposit Insurance Fund, and the Federal Reserve took actions to make available additional term funding for eligible financial institutions to help ensure continued liquidity in the banking industry. It is uncertain whether these additional steps will be sufficient to address the turmoil in the banking industry, ensure continued funding and liquidity, reduce the risk of deposit outflows, and particularly sudden outflows, from banks. Should any of these conditions materialize, our liquidity, financial condition and results of operations could be materially and adversely impacted.
The Company’s liquidity could be impaired by an inability to access short-term funding or the inability to monetize liquid assets.
If significant volatility or disruptions occur in the wholesale funding or investment securities markets, the Company’s ability to access short-term liquidity could be materially impaired. In addition, other factors outside of the Company’s control could limit the Company’s ability to access short-term funding or to monetize liquid assets, including by selling investment securities at an attractive price or at all, operational issues that impact third parties in the funding or securities markets or unforeseen significant deposit outflows. The Company’s inability to access short-term funding or inability to monetize liquid assets could impair the Company’s ability to make new loans or meet existing lending commitments, and could adversely impact the Company’s overall financial condition, liquidity and regulatory capital.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 29, 2023, the Company announced that its Board of Directors (the “Board”) has authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months, (the “2023 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on April 24, 2023. The 2023 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2023 Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2023 Program is authorized through May 1, 2024, although it may be modified or terminated by the Board at any time. The 2023 Program does not obligate the Company to purchase any particular number of shares.
Previously on June 28, 2022, the Company announced that its Board authorized, effective August 1, 2022, a common share repurchase program to purchase up to 750,000 shares of the Company’s common stock in the aggregate over a period of twelve months, subject to non-objection from the Federal Reserve Bank of Richmond, which was received in July 2022 (the “2022 Program”). The 2022 Program authorized the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The 2022 Program was originally authorized through August 1, 2023, did not obligate the Company to purchase any particular number of shares, and was exhausted as of March 10, 2023. All common stock repurchased by the Company during the first quarter of 2023 was purchased pursuant to the 2022 Program.
Previously on December 13, 2021, the Company announced that its Board authorized, effective December 10, 2021, a common share repurchase program to purchase up to 2,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months (the “2021 Program”). The 2021 Program was originally authorized through December 9, 2022, did not obligate the Company to purchase any particular number of shares, and was exhausted as of April 28, 2022.

CARTER BANKSHARES, INC.
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs(1)
01/01/2023 - 01/31/2023	11,936	$16.45	11,936	120,296
02/01/2023 - 02/28/2023	52,351	17.23	52,351	67,945
03/01/2023 - 03/31/2023	67,945	17.10	67,945	—
Total	132,232	$17.10	132,232
(1)The number shown represents, as of the end of each period, the approximate number of Common Stock shares that may yet be purchased under publicly-announced share repurchase plan authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
None.

CARTER BANKSHARES, INC.
PART II – OTHER INFORMATION (continued)
ITEM 6 - EXHIBITS
Exhibits:

3.1	Articles of Incorporation of Carter Bankshares, Inc., effective October 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.2	Bylaws of Carter Bankshares, Inc., as adopted October 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

10.1	Form of Time-Based Restricted Stock Agreement (for employee: AIP) for use on or after February 14, 2023 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (filed herewith)

10.13	Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) Virginia Bankers Association Model Nonqualified Supplemental Deferred Compensation Plan Document, adopted on May 19, 2022, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022)

10.13.1	Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) Virginia Bankers Association Model Adoption Agreement, adopted on May 19, 2022, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.13.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350 (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER BANKSHARES, INC. (Registrant)

Date: May 4, 2023	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)