Form 10-Q
period 2023-06-30
Carter Bankshares, Inc.
filed 2023-08-03
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023 there were 23,329,523 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	June 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Cash and Due From Banks, including Interest-bearing Deposits of $8,403 at June 30, 2023 and $4,505 at December 31, 2022	$53,275	$46,869
Total Cash and Cash Equivalents	53,275	46,869

Securities Available-for-Sale, at Fair Value	821,370	836,273
Loans Held-for-Sale	173	—
Portfolio Loans	3,330,442	3,148,913
Allowance for Credit Losses	(94,144)	(93,852)
Portfolio Loans, net	3,236,298	3,055,061
Bank Premises and Equipment, net	74,946	72,114
Other Real Estate Owned, net	3,379	8,393
Federal Home Loan Bank Stock, at Cost	19,403	9,740
Bank Owned Life Insurance	57,415	56,734
Other Assets	117,731	119,335
Total Assets	$4,383,990	$4,204,519

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$686,124	$703,334
Interest-Bearing Demand	489,971	496,948
Money Market	422,780	484,238
Savings	526,588	684,287
Certificates of Deposit	1,451,540	1,261,526
Total Deposits	3,577,003	3,630,333
Federal Home Loan Bank Borrowings	407,135	180,550
Federal Funds Purchased	7,900	17,870
Other Liabilities	47,715	47,139
Total Liabilities	4,039,753	3,875,892

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 23,371,835 at June 30, 2023 and 23,956,772 at December 31, 2022	23,372	23,957
Additional Paid-in Capital	95,506	104,693
Retained Earnings	307,344	285,593
Accumulated Other Comprehensive Loss	(81,985)	(85,616)
Total Shareholders’ Equity	344,237	328,627
Total Liabilities and Shareholders’ Equity	$4,383,990	$4,204,519
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees
Taxable	$34,529	$31,323	$77,657	$59,068
Non-Taxable	803	916	1,635	1,868
Investment Securities
Taxable	7,688	4,452	15,081	8,184
Non-Taxable	166	187	328	354
Federal Reserve Bank Excess Reserves	209	58	388	95
Interest on Bank Deposits	6	3	27	28
Dividend Income	315	22	555	42
Total Interest Income	43,716	36,961	95,671	69,639
Interest Expense
Interest Expense on Deposits	11,782	4,412	19,301	8,811
Interest Expense on Federal Funds Purchased	71	4	247	4
Interest on Other Borrowings	5,152	86	8,627	143
Total Interest Expense	17,005	4,502	28,175	8,958
NET INTEREST INCOME	26,711	32,459	67,496	60,681
Provision for Credit Losses	85	1,814	1,500	2,444
Provision for Unfunded Commitments	360	269	444	33
Net Interest Income After Provision for Credit Losses	26,266	30,376	65,552	58,204
NONINTEREST INCOME
Gains (Losses) on Sales of Securities, net	3	76	(9)	52
Service Charges, Commissions and Fees	1,759	1,749	3,597	3,702
Debit Card Interchange Fees	1,934	1,850	4,039	3,782
Insurance Commissions	508	568	682	837
Bank Owned Life Insurance Income	341	334	680	668
(Losses) Gains on Sales and Write-downs of Bank Premises, net	—	(37)	—	346
Commercial Loan Swap Fee Income	—	756	114	756
Other	483	308	660	796
Total Noninterest Income	5,028	5,604	9,763	10,939
NONINTEREST EXPENSE
Salaries and Employee Benefits	13,649	12,444	27,301	24,201
Occupancy Expense, net	3,601	3,296	7,001	6,648
FDIC Insurance Expense	702	629	1,343	997
Other Taxes	786	819	1,590	1,623
Advertising Expense	431	267	770	506
Telephone Expense	412	454	839	942
Professional and Legal Fees	1,659	1,202	2,493	2,421
Data Processing	1,058	842	1,778	1,683
Debit Card Expense	771	659	1,250	1,292
Tax Credit Amortization	—	615	—	1,230
Other	2,467	2,183	4,747	4,378
Total Noninterest Expense	25,536	23,410	49,112	45,921
Income Before Income Taxes	5,758	12,570	26,203	23,222
Income Tax Provision	54	1,792	4,558	3,121
Net Income	$5,704	$10,778	$21,645	$20,101

Earnings per Common Share
Basic Earnings per Common Share	$0.24	$0.44	$0.91	$0.80
Diluted Earnings per Common Share	$0.24	$0.44	$0.91	$0.80
Average Shares Outstanding – Basic & Diluted	23,513,837	24,490,302	23,641,109	25,111,931
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
Net Income	$5,704	$10,778	$21,645	$20,101
Other Comprehensive (Loss) Income:
Net Unrealized (Losses) Gains on Securities Available-for-Sale:
Net Unrealized (Losses) Gains Arising during the Period	(11,036)	(35,002)	4,597	(78,034)
Reclassification Adjustment for (Gains) Losses included in Net Income	(3)	(76)	9	(52)
Tax Effect	2,418	7,366	(975)	16,398
Net Unrealized (Losses) Gains Recognized in Other Comprehensive (Loss) Income	(8,621)	(27,712)	3,631	(61,688)
Other Comprehensive (Loss) Income	(8,621)	(27,712)	3,631	(61,688)
Comprehensive (Loss) Income	$(2,917)	$(16,934)	$25,276	$(41,587)
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2023
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2023	$23,896	$102,814	$301,640	$(73,364)	$354,986
Net Income	—	—	5,704	—	5,704
Other Comprehensive Loss, Net of Tax	—	—	—	(8,621)	(8,621)
1% Excise Tax on Stock Buybacks	—	(93)	—	—	(93)
Repurchase of Common Stock (583,824 shares)	(584)	(7,569)	—	—	(8,153)
Forfeiture of Restricted Stock (2,007 shares)	(2)	(15)	—	—	(17)
Issuance of Restricted Stock (62,123 shares)	62	(62)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	431	—	—	431
Balance at June 30, 2023	$23,372	$95,506	$307,344	$(81,985)	$344,237

	Three Months Ended June 30, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2022	$24,987	$121,045	$244,798	$(32,274)	$358,556
Net Income	—	—	10,778	—	10,778
Other Comprehensive Loss, Net of Tax	—	—	—	(27,712)	(27,712)
Repurchase of Common Stock (446,436 shares)	(447)	(7,342)	—	—	(7,789)
Forfeiture of Restricted Stock (961 shares)	(1)	1	—	—	—
Issuance or Restricted Stock (38,148 shares)	38	(38)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	309	—	—	309
Balance at June 30, 2022	$24,577	$113,975	$255,576	$(59,986)	$334,142

	Six Months Ended June 30, 2023
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2023	$23,957	$104,693	$285,593	$(85,616)	$328,627
Net Income	—	—	21,645	—	21,645
Other Comprehensive Income, Net of Tax	—	—	—	3,631	3,631
Cumulative Effect of the Adoption of ASU 2023-02	—	—	106	—	106
1% Excise Tax on Stock Buybacks	—	(93)	—	—	(93)
Repurchase of Common Stock (716,056 shares)	(716)	(9,697)	—	—	(10,413)
Forfeiture of Restricted Stock (3,694 shares)	(4)	(38)	—	—	(42)
Issuance of Restricted Stock (134,813 shares)	135	(135)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	776	—	—	776
Balance at June 30, 2023	$23,372	$95,506	$307,344	$(81,985)	$344,237

	Six Months Ended June 30, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2022	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	20,101	—	20,101
Other Comprehensive Loss, Net of Tax	—	—	—	(61,688)	(61,688)
Repurchase of Common Stock (1,969,593 shares)	(1,970)	(30,445)	—	—	(32,415)
Forfeiture of Restricted Stock (10,653 shares)	(11)	(145)	—	—	(156)
Issuance or Restricted Stock (126,804 shares)	127	(127)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	704	—	—	704
Balance at June 30, 2022	$24,577	$113,975	$255,576	$(59,986)	$334,142
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Thousands)	2023	2022
Net Income	$21,645	$20,101
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision for Unfunded Commitments	1,944	2,477
Origination of Loans Held-for-Sale	(3,527)	(4,955)
Proceeds From Loans Held-for-Sale	3,411	5,302
Depreciation/Amortization of Bank Premises and Equipment	3,079	2,977
Provision for Deferred Taxes	539	1,257
Net Amortization of Securities	2,528	3,156
Tax Credit Amortization	958	1,230
Gains on Sales of Mortgage Loans Held-for-Sale	(57)	(119)
Losses (Gains) on Sales of Securities, net	9	(52)
Commercial Loan Swap Derivative Loss (Income)	144	(443)
Increase in the Value of Life Insurance Contracts	(680)	(668)
Recognition of Restricted Stock Compensation Expense	776	704
Increase in Other Assets	(2,574)	(2,287)
Increase (Decrease) in Other Liabilities	1,397	(1,882)
Net Cash Provided By Operating Activities	29,592	26,798
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	15,054	19,777
Proceeds from Maturities, Redemptions, and Pay-downs	26,856	50,033
Purchases	(24,938)	(135,634)
Purchase of Bank Premises and Equipment, Net	(5,977)	(2,528)
Proceeds from Sales of Bank Premises and Equipment, net	—	408
(Purchase) Redemption of Federal Home Loan Bank Stock, net	(9,663)	285
Loan Originations, net	(182,737)	(186,133)
Payments Received on Other Real Estate Owned	201	215
Proceeds from Sales of Other Real Estate Owned	4,818	3,718
Net Cash Used In Investing Activities	(176,386)	(249,859)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	(243,344)	138,772
Increase (Decrease) in Certificates of Deposits	190,014	(83,855)
Proceeds (Repayments) on Federal Home Loan Bank Borrowings, net	226,585	(7,000)
Repayments on Federal Funds Purchased, net	(9,970)	—
Repurchase of Common Stock	(10,085)	(32,415)
Net Cash Provided by Financing Activities	153,200	15,502
Net Increase (Decrease) in Cash and Cash Equivalents	6,406	(207,559)
Cash and Cash Equivalents at Beginning of Period	46,869	277,799
Cash and Cash Equivalents at End of Period	$53,275	$70,240

SUPPLEMENTARY DATA
Cash Interest Paid	$23,697	$9,040
Cash Paid for Income Taxes	5,550	333
Transfer from Fixed Assets to Other Real Estate Owned	—	1,584
Right-of-use Asset Recorded in Exchange for Lease Liabilities	—	2,879
Stock Repurchase Settled in Subsequent Period	(328)	—
Stock Repurchase Excise Tax Settled in Subsequent Period	(93)	—
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
Accounting Standards Adopted in 2023
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards (“ASU”) No. 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments in this ASU expands the use of the proportional amortization method of accounting, previously only allowable for Low Income Tax Housing Credits, (“LITHC”) investments, to equity investments in other tax credit structures that meet certain criteria. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company reviewed its existing tax equity investment portfolios and evaluated the impact of the updated guidance on its Consolidated Financial Statements and elected to early adopt the amendments in this ASU as of June 30, 2023 on a modified retrospective basis, effective dated as of January 1, 2023. As a result, the Company recorded a transitional adjustment of $0.1 million to retained earnings.
The Company makes equity investments as a limited partner in various partnerships that sponsor historic tax credits (“HTC”) as a strategic tax initiative designed to receive tax credits and other tax benefits, such as deductible flow-through losses. The Company has evaluated all of the proportional amortization method qualifying criteria and has elected to apply the proportional amortization method at the HTC program level. The Company records the investment in the HTC as a component of other assets and uses the proportional amortization method to account for the investments in the HTC partnerships. Amortization related to these HTC investments is recorded on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income. Prior to the ASU adoption, amortization was recorded as a component of noninterest expense on the Consolidated Statements of Income. The amendments in this ASU did not materially impact our Consolidated Financial Statements.
Accounting Standards Issued but Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments provide optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts,

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective for all entities between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.
Furthermore, the United Kingdom’s Financial Conduct Authority (“FCA”), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to the U.S. dollar LIBOR, effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of the LIBOR, ceased the publication of one-week and two-month USD LIBOR and ceased the publications of the remaining tenors of USD LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. The Federal Reserve System (“FRB”) of New York created a working group called the Alternative Reference Rate Committee (“ARRC”) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC recommended the use of the Secured Overnight Financing Rate (“SOFR”) as a replacement index for LIBOR, and in March 2022 the U.S. passed legislation providing a uniform approach for replacing LIBOR as a reference rate in legacy contracts that do not contain effective “fall back” provisions for when LIBOR is no longer published or no longer representative, and that instructs the FRB to identify a replacement benchmark based on SOFR. We ceased originating new LIBOR based variable rate loans as of December 31, 2021 per the ARRC’s guidance.
We have created an internal team that is managing our transition away from LIBOR. This transition team is a cross-functional group comprised of representatives from the lending lines of business, as well as representatives from loan operations, information technology, finance and other support functions. To date, the transition team has completed the following milestones required for a successful transition away from LIBOR: identified contracts that contain LIBOR language, documented the risks associated with the transition, reviewed existing contract language for the presence of appropriate fallback rate language, and developed appropriate loan fallback rate language for when LIBOR is retired. We have selected one-month term SOFR (published by the CME Group) as our replacement benchmark for LIBOR based loans. The financial impact regarding pricing, valuation and operations of the transition has been evaluated and is not expected to be material in nature. Our transition team is fully committed to working within the guidelines established by the FCA and ARRC to complete a smooth transition away from LIBOR.
As of June 30, 2023, approximately 5.3% of our loan portfolio consists of loans whose variable rate index is one month LIBOR.

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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, except share and per share data)	2023	2022	2023	2022
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$5,704	$10,778	$21,645	$20,101
Less: Income allocated to participating shares	49	69	168	110
Net Income Allocated to Common Shareholders - Basic & Diluted	$5,655	$10,709	$21,477	$19,991

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,715,564	24,647,543	23,826,312	25,250,413
Less: Average Participating Securities	201,727	157,241	185,203	138,482
Weighted Average Common Shares Outstanding - Basic & Diluted	23,513,837	24,490,302	23,641,109	25,111,931

Earnings per Common Share – Basic	$0.24	$0.44	$0.91	$0.80
Earnings per Common Share – Diluted	$0.24	$0.44	$0.91	$0.80
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per common share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	June 30, 2023
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$14,371	$—	$(1,197)	$13,174
U.S. Government Agency Securities	51,803	508	(803)	51,508
Residential Mortgage-Backed Securities	113,218	—	(13,055)	100,163
Commercial Mortgage-Backed Securities	35,844	426	(868)	35,402
Other Commercial Mortgage-Backed Securities	24,839	—	(3,256)	21,583
Asset Backed Securities	152,683	3	(13,964)	138,722
Collateralized Mortgage Obligations	183,193	—	(14,116)	169,077
States and Political Subdivisions	279,497	—	(46,066)	233,431
Corporate Notes	70,750	—	(12,440)	58,310
Total Debt Securities	$926,198	$937	$(105,765)	$821,370

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2022
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,318	$—	$(1,452)	$17,866
U.S. Government Agency Securities	50,334	218	(788)	49,764
Residential Mortgage-Backed Securities	115,694	—	(12,009)	103,685
Commercial Mortgage-Backed Securities	35,538	73	(936)	34,675
Other Commercial Mortgage-Backed Securities	24,987	9	(2,597)	22,399
Asset Backed Securities	156,552	—	(15,169)	141,383
Collateralized Mortgage Obligations	190,781	—	(14,159)	176,622
States and Political Subdivisions	281,753	—	(53,607)	228,146
Corporate Notes	70,750	—	(9,017)	61,733
Total Debt Securities	$945,707	$300	$(109,734)	$836,273
The Company did not have securities classified as held-to-maturity at June 30, 2023 or December 31, 2022.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
Proceeds from Sales of Securities Available-for-Sale	$15,054	$14,856	$15,054	$19,777

Gross Realized Gains	$129	$208	$129	$208
Gross Realized Losses	(126)	(132)	(138)	(156)
Net Realized Gains (Losses)	3	76	(9)	52
Tax Impact	$1	$16	$(2)	$11
Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized gains (losses) above reflect reclassification adjustments in the calculation of Other Comprehensive (Loss) Income. The net realized gains (losses) are included in noninterest income as gains (losses) on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2023
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$5,188	$5,071
Due after One Year through Five Years	14,152	13,007
Due after Five Years through Ten Years	252,246	217,945
Due after Ten Years	144,835	120,400
Residential Mortgage-Backed Securities	113,218	100,163
Commercial Mortgage-Backed Securities	35,844	35,402
Other Commercial Mortgage-Backed Securities	24,839	21,583
Collateralized Mortgage Obligations	183,193	169,077
Asset Backed Securities	152,683	138,722
Total Debt Securities	$926,198	$821,370
At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $218.7 million at June 30, 2023 and $224.5 million at December 31, 2022.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	—	$—	$—	4	$13,174	$(1,197)	4	$13,174	$(1,197)
U.S. Government Agency Securities	8	6,683	(74)	12	16,891	(729)	20	23,574	(803)
Residential Mortgage-Backed Securities	1	83	—	42	100,080	(13,055)	43	100,163	(13,055)
Commercial Mortgage-Backed Securities	5	1,998	(9)	49	19,471	(859)	54	21,469	(868)
Other Commercial Mortgage-Backed Securities	1	1,939	(582)	8	19,644	(2,674)	9	21,583	(3,256)
Asset Backed Securities	1	1,885	(115)	52	136,141	(13,849)	53	138,026	(13,964)
Collateralized Mortgage Obligations	—	—	—	85	169,077	(14,116)	85	169,077	(14,116)
States and Political Subdivisions	3	2,922	(130)	158	230,309	(45,936)	161	233,231	(46,066)
Corporate Notes	1	2,037	(213)	20	56,273	(12,227)	21	58,310	(12,440)
Total Debt Securities	20	$17,547	$(1,123)	430	$761,060	$(104,642)	450	$778,607	$(105,765)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	3	$14,080	$(789)	2	$3,786	$(663)	5	$17,866	$(1,452)
U.S. Government Agency Securities	6	5,337	(26)	9	15,576	(762)	15	20,913	(788)
Residential Mortgage-Backed Securities	6	7,601	(372)	37	96,084	(11,637)	43	103,685	(12,009)
Commercial Mortgage-Backed Securities	7	7,843	(307)	49	15,675	(629)	56	23,518	(936)
Other Commercial Mortgage-Backed Securities	2	5,302	(617)	6	14,560	(1,980)	8	19,862	(2,597)
Asset Backed Securities	13	42,173	(2,984)	41	97,210	(12,185)	54	139,383	(15,169)
Collateralized Mortgage Obligations	35	66,362	(4,500)	50	110,260	(9,659)	85	176,622	(14,159)
States and Political Subdivisions	73	112,564	(19,706)	91	115,382	(33,901)	164	227,946	(53,607)
Corporate Notes	8	23,285	(2,965)	13	38,448	(6,052)	21	61,733	(9,017)
Total Debt Securities	153	$284,547	$(32,266)	298	$506,981	$(77,468)	451	$791,528	$(109,734)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an allowance for credit losses, (“ACL”), on its investment securities during the quarter ended June 30, 2023 or the year ended December 31, 2022. The Company did not have any credit related net investment impairment losses. There were no securities classified as held-to-maturity at June 30, 2023 and December 31, 2022. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of June 30, 2023, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
As of June 30, 2023, management believes the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the three and six months ended June 30, 2023 and 2022, the Company had no credit related net investment impairment losses.
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Commercial
Commercial Real Estate	$1,642,597	$1,470,562
Commercial and Industrial	279,156	309,792
Total Commercial Loans	1,921,753	1,780,354
Consumer
Residential Mortgages	707,893	657,948
Other Consumer	38,736	44,562
Total Consumer Loans	746,629	702,510
Construction	356,805	353,553
Other	305,255	312,496
Total Portfolio Loans	3,330,442	3,148,913
Loans Held-for-Sale	173	—
Total Loans	$3,330,615	$3,148,913
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
A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis if the commitment is $1.0 million or greater and/or based on management discretion; otherwise, the restructured loan remains in the appropriate segment in the ACL model and associated allowance are adjusted based on collateral values or changes in the discounted cash flows resulting from the modification of the restructured loan. For a discussion with respect to reserve calculations regarding individually evaluated loans refer to the “Nonrecurring Loans” section in Note 6, Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
The following table shows the amortized cost basis as of June 30, 2023 and June 30, 2022 for the loans restructured during the six months ended June 30, 2023 and June 30, 2022 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

Restructured Loans
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	$—	—%	—	$—	—%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	1	$300	0.02%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Nonaccrual Restructured Loans	—	$—	—%	1	$300	0.02%
Total Restructured Loans	—	$—	—%	1	$300	0.02%
(1)Excludes accrued interest receivable of $0.0 thousand and $2.9 thousand at June 30, 2023 and June 30, 2022 for restructured loans during the six months ended June 30, 2023 and June 30, 2022, respectively.
The Company had no loans that were restructured during the three months ended June 30, 2023 and June 30, 2022. In the first quarter of 2022 the Bank recognized a loan modification of a commercial real estate loan as a restructured loan. The borrower’s objective was to redevelop the property for a purpose that temporarily lacks feasibility due to the COVID-19 pandemic. In the interim the property is leased, albeit at a lower rate than originally forecasted. The Bank reduced the regularly scheduled principal and interest payments to accommodate the rental income until the property can be redeveloped. This loan is not considered significant and is included in the Bank’s ACL model in the general pool of the CRE segment for reserve purposes.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the three and six months ended June 30, 2023 and June 30, 2022, respectively, the Company had no modifications to borrowers experiencing financial difficulty to report.
At both June 30, 2023 and June 30, 2022, the Bank had no commitments to lend any additional funds on restructured loans. At both June 30, 2023 and June 30, 2022 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.
As of June 30, 2023 and December 31, 2022, the Bank had $2.1 million and $0.9 million, respectively, of residential real estate loans in the process of foreclosure. We also had $21 thousand at June 30, 2023 and $133 thousand at December 31, 2022 in residential real estate loans included in other real estate owned (“OREO”).

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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	June 30, 2023
	Risk Rating
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$159,142	$440,643	$191,211	$151,410	$127,012	$541,439	$28,180	$1,639,037
Special Mention	—	—	212	—	—	79	—	291
Substandard	—	—	—	—	—	3,269	—	3,269
Total Commercial Real Estate	$159,142	$440,643	$191,423	$151,410	$127,012	$544,787	$28,180	$1,642,597
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$112	$20,160	$41,155	$28,618	$7,442	$151,379	$27,333	$276,199
Special Mention	—	—	—	2,838	—	—	—	2,838
Substandard	—	—	45	28	44	2	—	119
Total Commercial and Industrial	$112	$20,160	$41,200	$31,484	$7,486	$151,381	$27,333	$279,156
YTD Gross Charge-offs	$—	$—	$—	$—	$1	$—	$—	$1

Residential Mortgages
Pass	$27,670	$216,563	$196,442	$80,929	$46,442	$104,559	$31,184	$703,789
Special Mention	—	—	—	—	—	531	—	531
Substandard	—	—	1,212	—	863	1,248	250	3,573
Total Residential Mortgages	$27,670	$216,563	$197,654	$80,929	$47,305	$106,338	$31,434	$707,893
YTD Gross Charge-offs	$—	$—	$3	$—	$—	$67	$—	$70

Other Consumer
Pass	$23,001	$6,289	$3,638	$5,110	$73	$227	$369	$38,707
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	22	—	—	7	—	29
Total Other Consumer	$23,001	$6,289	$3,660	$5,110	$73	$234	$369	$38,736
YTD Gross Charge-offs	$86	$663	$388	$48	$94	$29	$—	$1,308

Construction
Pass	$47,058	$147,468	$124,382	$14,883	$4,038	$7,755	$8,134	$353,718
Special Mention	—	—	—	—	—	64	—	64
Substandard	—	67	—	2,089	—	867	—	3,023
Total Construction	$47,058	$147,535	$124,382	$16,972	$4,038	$8,686	$8,134	$356,805
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

Other
Pass	$—	$—	$—	$—	$—	$3,342	$—	$3,342
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,255	$—	$305,255
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$256,983	$831,123	$556,828	$280,950	$185,007	$808,701	$95,200	$3,014,792
Special Mention	—	—	212	2,838	—	674	—	3,724
Substandard	—	67	1,279	2,117	907	307,306	250	311,926
Total Portfolio Loans	$256,983	$831,190	$558,319	$285,905	$185,914	$1,116,681	$95,450	$3,330,442
Current YTD Period:
YTD Gross Charge-offs	$86	$663	$391	$48	$95	$138	$—	$1,421

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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented:

	June 30, 2023
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$159,142	$440,643	$191,423	$151,410	$127,012	$542,275	$28,180	$1,640,085
Nonperforming	—	—	—	—	—	2,512	—	2,512
Total Commercial Real Estate	$159,142	$440,643	$191,423	$151,410	$127,012	$544,787	$28,180	$1,642,597
Commercial and Industrial
Performing	$112	$20,160	$41,155	$31,456	$7,448	$151,379	$27,333	$279,043
Nonperforming	—	—	45	28	38	2	—	113
Total Commercial and Industrial	$112	$20,160	$41,200	$31,484	$7,486	$151,381	$27,333	$279,156
Residential Mortgages
Performing	$27,670	$216,563	$196,442	$80,929	$46,442	$105,125	$31,434	$704,605
Nonperforming	—	—	1,212	—	863	1,213	—	3,288
Total Residential Mortgages	$27,670	$216,563	$197,654	$80,929	$47,305	$106,338	$31,434	$707,893
Other Consumer
Performing	$23,001	$6,289	$3,655	$5,110	$73	$227	$369	$38,724
Nonperforming	—	—	5	—	—	7	—	12
Total Other Consumer	$23,001	$6,289	$3,660	$5,110	$73	$234	$369	$38,736
Construction
Performing	$47,058	$147,535	$124,382	$14,882	$4,038	$7,868	$8,134	$353,897
Nonperforming	—	—	—	2,090	—	818	—	2,908
Total Construction	$47,058	$147,535	$124,382	$16,972	$4,038	$8,686	$8,134	$356,805
Other
Performing	$—	$—	$—	$—	$—	$3,342	$—	$3,342
Nonperforming	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,255	$—	$305,255
Total Portfolio Loans
Performing	$256,983	$831,190	$557,057	$283,787	$185,013	$810,216	$95,450	$3,019,696
Nonperforming	—	—	1,262	2,118	901	306,465	—	310,746
Total Portfolio Loans	$256,983	$831,190	$558,319	$285,905	$185,914	$1,116,681	$95,450	$3,330,442

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2022
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$418,939	$186,444	$139,148	$130,521	$225,416	$336,441	$31,349	$1,468,258
Nonperforming	—	—	—	—	2,106	198	—	2,304
Total Commercial Real Estate	$418,939	$186,444	$139,148	$130,521	$227,522	$336,639	$31,349	$1,470,562
Commercial and Industrial
Performing	$23,104	$47,147	$38,706	$9,022	$10,639	$157,271	$23,699	$309,588
Nonperforming	—	46	—	18	97	2	41	204
Total Commercial and Industrial	$23,104	$47,193	$38,706	$9,040	$10,736	$157,273	$23,740	$309,792
Residential Mortgages
Performing	$200,725	$184,718	$81,446	$50,770	$71,313	$40,362	$25,349	$654,683
Nonperforming	—	1,212	—	865	219	969	—	3,265
Total Residential Mortgages	$200,725	$185,930	$81,446	$51,635	$71,532	$41,331	$25,349	$657,948
Other Consumer
Performing	$24,100	$10,045	$7,323	$1,999	$512	$276	$299	$44,554
Nonperforming	—	6	1	—	1	—	—	8
Total Other Consumer	$24,100	$10,051	$7,324	$1,999	$513	$276	$299	$44,562
Construction
Performing	$149,535	$117,466	$41,808	$4,938	$25,615	$7,271	$6,056	$352,689
Nonperforming	—	—	—	—	—	864	—	864
Total Construction	$149,535	$117,466	$41,808	$4,938	$25,615	$8,135	$6,056	$353,553
Other
Performing	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Total Portfolio Loans
Performing	$816,403	$545,820	$308,431	$197,250	$407,545	$780,067	$86,752	$3,142,268
Nonperforming	—	1,264	1	883	2,423	2,033	41	6,645
Total Portfolio Loans	$816,403	$547,084	$308,432	$198,133	$409,968	$782,100	$86,793	$3,148,913
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	June 30, 2023
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,639,960	$125	$—	$125	$2,512	$1,642,597
Commercial and Industrial	278,944	4	95	99	113	279,156
Residential Mortgages	703,917	438	250	688	3,288	707,893
Other Consumer	38,209	304	211	515	12	38,736
Construction	353,848	—	49	49	2,908	356,805
Other	3,342	—	—	—	301,913	305,255
Total	$3,018,220	$871	$605	$1,476	$310,746	$3,330,442

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
There were no loans past due 90 days or more and still accruing at June 30, 2023 and December 31, 2022. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days and still accruing decreased $3.3 million to $1.5 million at June 30, 2023 compared to $4.8 million at December 31, 2022 primarily in the construction category related to one $2.1 million residential construction relationship that moved to nonaccrual during the first quarter of 2023.
Nonperforming loans increased during the second quarter of 2023 as the Company placed commercial loans in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship which has an aggregate principal amount of $301.9 million, on nonaccrual status due to loan maturities and failure to pay in full.
There were no nonaccrual or past due loans related to loans held-for-sale at June 30, 2023 or December 31, 2022.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment for the periods presented:

	June 30, 2023
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$2,304	$2,512	$—	$—
Commercial and Industrial	204	113	—	—
Residential Mortgages	3,265	3,288	—	—
Other Consumer	8	12	—	—
Construction	864	2,908	2,090	—
Other	—	301,913	—	—
Total	$6,645	$310,746	$2,090	$—

	December 31, 2022
(Dollars in Thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual With No Related Allowance	Past Due 90+ Days Still Accruing
Commercial Real Estate	$3,337	$2,304	$—	$—
Commercial and Industrial	451	204	—	—
Residential Mortgages	2,551	3,265	—	—
Other Consumer	73	8	—	—
Construction	985	864	—	—
Other	—	—	—	—
Total	$7,397	$6,645	$—	$—

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, we believe delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, we automatically transfer loans to nonaccrual status if they are 90 or more days delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as Restructured Loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or more unless we elect to maintain the loan in the general pool. During the three and six months ended June 30, 2023 and June 30, 2022, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.
The following table presents the amortized cost basis of individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported as provision for credit loss on loans in the period of change.

	June 30, 2023			December 31, 2022
(Dollars in Thousands)	Collateral	Discounted Cash Flow	Total	Collateral
Commercial Real Estate	$1,946	$—	$1,946	$2,106
Commercial and Industrial	—	—	—	—
Residential Mortgages	1,212	—	1,212	1,212
Other Consumer	—	—	—	—
Construction	2,090	—	2,090	—
Other	—	301,913	301,913	—
Total	$5,248	$301,913	$307,161	$3,318

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$18,595	$3,531	$10,419	$1,189	$7,506	$53,454	$94,694
Provision (Recovery) for Credit Losses on Loans	549	(243)	33	401	(861)	206	85
Charge-offs	—	—	(67)	(651)	(42)	—	(760)
Recoveries	—	5	1	119	—	—	125
Net Recoveries/(Charge-offs)	—	5	(66)	(532)	(42)	—	(635)
Balance at End of Period	$19,144	$3,293	$10,386	$1,058	$6,603	$53,660	$94,144

	Six Months Ended June 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	1,152	(691)	1,563	831	(297)	(1,058)	1,500
Charge-offs	—	(1)	(70)	(1,308)	(42)	—	(1,421)
Recoveries	—	5	2	206	—	—	213
Net Recoveries/(Charge-offs)	—	4	(68)	(1,102)	(42)	—	(1,208)
Balance at End of Period	$19,144	$3,293	$10,386	$1,058	$6,603	$53,660	$94,144

	Three Months Ended June 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,518	$3,583	$4,520	$1,470	$7,554	$61,731	$96,376
Provision (Recovery) for Credit Losses on Loans	290	2,127	545	526	(722)	(952)	1,814
Charge-offs	—	(22)	(6)	(391)	—	—	(419)
Recoveries	—	—	96	114	—	—	210
Net (Charge-offs)/Recoveries	—	(22)	90	(277)	—	—	(209)
Balance at End of Period	$17,808	$5,688	$5,155	$1,719	$6,832	$60,779	$97,981

	Six Months Ended June 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision (Recovery) for Credit Losses on Loans	511	1,598	714	829	(256)	(952)	2,444
Charge-offs	—	(22)	(23)	(826)	—	—	(871)
Recoveries	—	1	96	223	149	—	469
Net (Charge-offs)/Recoveries	—	(21)	73	(603)	149	—	(402)
Balance at End of Period	$17,808	$5,688	$5,155	$1,719	$6,832	$60,779	$97,981

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
Fair value for individually evaluated loans is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualities such as location, size, and income production capacity relative to the subject property of the appraisal. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Alternative methodologies utilize various discounted cash flow assumptions in the alternative modeling through a variety of scenarios.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At June 30, 2023 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	June 30, 2023
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$13,174	$13,174	$—	$—
U.S. Government Agency Securities	51,508	—	51,508	—
Residential Mortgage-Backed Securities	100,163	—	100,163	—
Commercial Mortgage-Backed Securities	35,402	—	35,402	—
Other Commercial Mortgage-Backed Securities	21,583	—	21,583	—
Asset Backed Securities	138,722	—	138,722	—
Collateralized Mortgage Obligations	169,077	—	169,077	—
States and Political Subdivisions	233,431	—	233,431	—
Corporate Notes	58,310	—	50,999	7,311
Total Securities Available-for-Sale	821,370	13,174	800,885	7,311
Derivatives	21,107	—	21,107	—
Total	$842,477	$13,174	$821,992	$7,311

Liabilities
Derivatives	$20,820	$—	$20,820	$—
Total	$20,820	$—	$20,820	$—

	December 31, 2022
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$17,866	$17,866	$—	$—
U.S. Government Agency Securities	49,764	—	49,764	—
Residential Mortgage-Backed Securities	103,685	—	103,685	—
Commercial Mortgage-Backed Securities	34,675	—	34,675	—
Other Commercial Mortgage-Backed Securities	22,399	2,538	19,861	—
Asset Backed Securities	141,383	4,996	136,387	—
Collateralized Mortgage Obligations	176,622	—	176,622	—
States and Political Subdivisions	228,146	—	228,146	—
Corporate Notes	61,733	—	54,216	7,517
Total Securities Available-for-Sale	836,273	25,400	803,356	7,517
Derivatives	22,974	—	22,974	—
Total	$859,247	$25,400	$826,330	$7,517

Liabilities
Derivatives	$22,543	$—	$22,543	$—
Total	$22,543	$—	$22,543	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.3 million that are considered to be Level 3 securities at June 30, 2023 and total $7.5 million at December 31, 2022. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	June 30, 2023
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$2,570	$2,570
Individually Evaluated Loans	$—	$—	$2,858	$2,858

	December 31, 2022
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$8,393	$8,393
Individually Evaluated Loans	$—	$—	$2,649	$2,649
Individually evaluated loans had a net carrying amount of $2.9 million at June 30, 2023 with a valuation allowance of $0.3 million. Individually evaluated loans had a net carrying amount of $2.6 million at December 31, 2022 with a valuation allowance of $0.7 million. The Company’s largest lending relationship is classified as an individually evaluated loan with a net carrying amount totaling $248.3 million. The Company utilized various cash flow assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $53.6 million at June 30, 2023.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2.6 million as of June 30, 2023, compared with $8.4 million at December 31, 2022, primarily due to sales and payments. There were no write-downs recorded on OREO for the six months ended June 30, 2023 and $0.4 million for the same periods in 2022.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	June 30, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$1,067	Sales Contract	Other Expenses & Liens	1.0%	1.0%
Individually Evaluated Loans	1,791	Discounted Appraisals	Management's Discount & Estimated Selling Costs and Other Expenses & Liens	6.0%	6.0%
Total Individually Evaluated Loans	$2,858

OREO	$2,427	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Total OREO	$2,570

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$858	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs	14.2%	14.2%
Individually Evaluated Loans	$1,791	Discounted Appraisals	Estimated Selling Costs	6.0%	6.0%
Total Individually Evaluated Loans	$2,649

OREO	$7,323	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	927	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	0.0% - 5.0%	0.7%
Total OREO	$8,393
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
The carrying values and estimated fair values of our financial instruments at June 30, 2023 and December 31, 2022 are presented in the following tables. Fair values for June 30, 2023 and December 31, 2022 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at June 30, 2023
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$53,275	$44,872	$8,403	$—	$53,275
Securities Available-for-Sale	821,370	13,174	800,885	7,311	821,370
Loans Held-for-Sale	173	—	—	173	173
Portfolio Loans, net	3,236,298	—	—	3,130,923	3,130,923
Federal Home Loan Bank Stock, at Cost	19,403	—	—	NA	NA
Other Assets- Interest Rate Derivatives	21,107	—	21,107	—	21,107
Accrued Interest Receivable	17,260	35	5,311	11,914	17,260

Financial Liabilities:
Deposits	$3,577,003	$686,124	$1,439,339	$1,455,148	$3,580,611
Other Liabilities- Interest Rate Derivatives	20,820	—	20,820	—	20,820
FHLB Borrowings	407,135	—	—	405,543	405,543
Federal Funds Purchased	7,900	—	7,900	—	7,900
Accrued Interest Payable	6,772	—	—	6,772	6,772

		Fair Value Measurements at December 31, 2022
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$46,869	$42,364	$4,505	$—	$46,869
Securities Available-for-Sale	836,273	25,400	803,356	7,517	836,273
Portfolio Loans, net	3,055,061	—	—	2,955,489	2,955,489
Federal Home Loan Bank Stock, at Cost	9,740	—	—	NA	NA
Other Assets- Interest Rate Derivatives	22,974	—	22,974	—	22,974
Accrued Interest Receivable	19,346	138	4,903	14,305	19,346

Financial Liabilities:
Deposits	$3,630,333	$703,334	$1,665,473	$1,264,659	$3,633,466
Other Liabilities- Interest Rate Derivatives	22,543	—	22,543	—	22,543
FHLB Borrowings	180,550	—	—	180,569	180,569
Federal Funds Purchased	17,870	—	17,870	—	17,870
Accrued Interest Payable	2,294	—	—	2,294	2,294

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Value of Derivative Assets (Included in Other Assets)
	June 30, 2023			December 31, 2022
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	7	$1,147	$6	1	$200	$1
Interest Rate Swap Contracts – Commercial Loans	60	407,256	21,101	62	432,984	22,973
Total Derivatives not Designated as Hedging Instruments	67	$408,403	$21,107	63	$433,184	$22,974

	Fair Value of Derivative Liabilities (Included in Other Liabilities)
	June 30, 2023			December 31, 2022
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	7	$1,147	$6	1	$200	$1
Interest Rate Swap Contracts – Commercial Loans	60	407,256	20,814	62	432,984	22,542
Total Derivatives not Designated as Hedging Instruments	67	$408,403	$20,820	63	$433,184	$22,543

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income (loss) recognized on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$5	$14	$5	$18
Forward Sale Contracts – Mortgage Loans	(5)	(14)	(5)	(18)
Interest Rate Swap Contracts – Commercial Loans	50	139	(144)	443
Total Derivative Income (Loss)	$50	$139	$(144)	$443

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(Dollars in Thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$21,101	$22,973	$20,814	$22,542
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	21,101	22,973	20,814	22,542
Gross Amounts Not Offset	—	—	—	—
Net Amount	$21,101	$22,973	$20,814	$22,542
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Noninterest-Bearing Demand	$686,124	$703,334
Interest-Bearing Demand	489,971	496,948
Money Market	422,780	484,238
Savings	526,588	684,287
Certificates of Deposits	1,451,540	1,261,526
Total	$3,577,003	$3,630,333
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at June 30, 2023 and December 31, 2022 were $233.5 million and $159.0 million, respectively.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	June 30, 2023
3 Months or Less	$99,282
Over 3 Months through 12 Months	765,786
Over 1 Year Through 3 Years	506,886
Over 3 Years	79,586
Total	$1,451,540
Overdrafts reclassified to loans were $0.3 million at both June 30, 2023 and December 31, 2022.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $407.1 million Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2023 and $180.6 million at December 31, 2022. FHLB borrowings include both fixed rate and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were 82.8% and 33.4% of total borrowings at June 30, 2023 and December 31, 2022, respectively. Total loans pledged as collateral were $1.5 billion at both June 30, 2023 and December 31, 2022, respectively. There were no securities available-for-sale pledged as collateral at both June 30, 2023 and December 31, 2022. The Company continues to methodically pledge additional eligible loans and had continued progress in additional pledging throughout the year. The Company is eligible to borrow up to an additional $508.4 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.1 billion, or 25.0% of the Company’s assets, as of June 30, 2023. The Company had the capacity to borrow up to an additional $676.7 million from the FHLB at December 31, 2022.
The Company had $7.9 million and $17.9 million in overnight federal funds purchased at June 30, 2023 and December 31, 2022, respectively. The available borrowing capacity under unsecured lines of credit with corresponding banks was $137.1 million and $127.1 million at June 30, 2023 and December 31, 2022, respectively.
The following table represents the balance of FHLB borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
FHLB Borrowings	$407,135	$180,550
Weighted Average Interest Rate	5.10%	4.48%
FHLB Availability	$508,369	$676,746
The following table represents the balance of federal funds purchased and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Federal Fund Purchased	$7,900	$17,870
Weighted Average Interest Rate	5.40%	4.65%
Federal Funds Purchased Availability	$137,100	$127,130
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to June 30, 2023 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$337,135	5.32%
2 years	25,000	4.13%
3 years	45,000	3.96%
4 years	—	—%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$407,135	5.10%
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $749.4 million at June 30, 2023 and $630.6 million at December 31, 2022, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $395.6 million, or 52.8% and $373.2

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
million, or 59.2%, of the commitments to extend credit at June 30, 2023 and December 31, 2022, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $26.3 million at June 30, 2023 and $25.7 million at December 31, 2022.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Commitments to Extend Credit	$749,377	$630,619
Standby and Performance Letters of Credit	26,289	25,739
Total	$775,666	$656,358
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at Beginning of Period	$2,376	$1,547	$2,292	$1,783
Provision for Unfunded Commitments	360	269	444	33
Balance at End of Period	$2,736	$1,816	$2,736	$1,816
Amounts are added or subtracted to the provision for unfunded commitments through a charge or credit to current earnings in the provision for unfunded commitments. An expense of $0.4 million was recorded during the three months ended June 30, 2023 for the provision for unfunded commitments, which resulted in increases of $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively compared to the same periods in 2022.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of June 30, 2023, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
The Bank is engaged in a variety of collection proceedings against various related entities that are owned and/or controlled by James C. Justice, II, Cathy L Justice and James C. Justice, III (such entities, the “Justice Entities” and collectively with the individuals, the “Defendants”). On April 20, 2023 and May 15, 2023, the Bank filed in the Circuit Court of the City of Martinsville, Virginia confessions of judgment against the Defendants with respect to amounts owed on matured promissory notes made or guaranteed by the Defendants with an aggregate principal balance of approximately $301 million. On May 12, 2023 and June 7, 2023, the Defendants filed motions to set aside the confessions of judgment on the basis that the Bank allegedly (i) violated anti-tying provisions of the Bank Holding Company Act of 1956, as amended, (ii) breached contractual obligations and fiduciary duties to the Defendants and (iii) tortiously interfered with the Defendants’ business expectancies and relationships, among other allegations.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
The Company and the Bank intend to pursue vigorously the confessions of judgment and enforce the promissory notes and related agreements, including release and affirmation agreements, guaranties and indemnification agreements. The Company and the Bank vigorously deny the allegations contained in the Defendants’ motions to set aside the confessions of judgment. Based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations contained in such motions to set aside the confessions of judgment.
Because the collection litigation is in its early stages, the Company can make no prediction as to the ultimate outcome thereof or any related legal proceedings that may commence, and the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter or to estimate the range of any possible gain or loss with respect to this litigation.
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the change in components of other comprehensive (loss) income for the periods presented, net of tax effects:

(Dollars in Thousands)	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Losses Arising during the period	$(11,036)	$2,417	$(8,619)	$(35,002)	$7,350	$(27,652)
Reclassification Adjustment for Gains included in Net Income	(3)	1	(2)	(76)	16	(60)
Other Comprehensive Loss	$(11,039)	$2,418	$(8,621)	$(35,078)	$7,366	$(27,712)

(Dollars in Thousands)	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Pre-Tax Amount		Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Gains (Losses) Arising during the period	$4,597		$(973)	$3,624	$(78,034)	$16,387	$(61,647)
Reclassification Adjustment for Losses (Gains) included in Net Income	9		(2)	7	(52)	11	(41)
Other Comprehensive Income (Loss)	$4,606	$4,615	$(975)	$3,631	$(78,086)	$16,398	$(61,688)
NOTE 12 – STOCK REPURCHASE PLAN
On March 29, 2023, the Company announced that its Board of Directors (the “Board”) has authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months, (the “2023 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on April 24, 2023. The 2023 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2023 Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2023 Program is authorized through May 1, 2024, although it may be modified or terminated by the Board at any time. The 2023 Program does not obligate the Company to purchase any particular number of shares. During the six months ended June 30, 2023, 583,824 shares of common stock had been repurchased under this program at a total cost of $8.2 million, or an average price of $13.96 per share.
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

NOTE 13 – PROVISION FOR INCOME TAXES
The following is a reconciliation of the differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$1,209	21.0	$2,640	21.0	$5,503	21.0	$4,877	21.0
State Income Tax, net of Federal Benefit	55	0.9	48	0.4	420	1.6	262	1.1
Tax-exempt Interest, net of Disallowance	(183)	(2.9)	(225)	(1.8)	(378)	(1.4)	(453)	(2.0)
Federal Tax Credits, net of Basis Reduction	(559)	(8.9)	(553)	(4.4)	(1,109)	(4.2)	(1,107)	(4.8)
Tax Credit Investment Amortization, net of Federal Benefit	274	4.4	—	—	757	2.9	—	—
Change in Valuation Allowance	—	—	(132)	(1.1)	—	—	(280)	(1.2)
Income from Bank Owned Life Insurance	(72)	(1.2)	(70)	(0.6)	(143)	(0.5)	(140)	(0.6)
Interim Period Effective Tax Rate Adjustment	(799)	(12.8)	76	0.6	(597)	(2.3)	(55)	(0.2)
Other	129	0.4	8	0.2	105	0.3	17	0.1
Income Tax Provision and Effective Income Tax Rate	$54	0.9	$1,792	14.3	$4,558	17.4	$3,121	13.4
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the HTC program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of June 30, 2023, the Company recognized $2.7 million in Historical Tax Credit equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
The Company records income tax credits and other income tax benefits received from its HTC investments as a component of the provision for income taxes on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows.
Investments accounted for using the proportional amortization method are amortized and recorded as a component of the provision for income taxes on the Consolidated Statements of Income.
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of June 30, 2023, the Company has not recognized any non-income-tax-related activity from its HTC investments.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is intended to help the reader understand Carter Bankshares, Inc., our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and six month periods ended June 30, 2023 and June 30, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
•Important Note Regarding Forward-Looking Statements
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Estimates
•Overview and Strategy
•Results of Operations and Financial Condition
◦Earnings Summary
◦Liquidity and Capital Resources
◦Regulatory Capital Requirements
◦Contractual Obligations
◦Off-Balance Sheet Arrangements
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that relate to our financial condition, market conditions, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels and asset quality, including but not limited to statements regarding the interest rate environment, the impact of future changes in interest rates, and the impacts of the Company placing its largest lending relationship on nonaccrual status. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
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
•our ability to resolve our nonperforming assets, and our ability to secure collateral on loans that have entered nonaccrual status due to loan maturities and failure to pay in full;
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
•our ability to successfully execute and achieve the expected results of our business, brand strategies, brand awareness programs and marketing programs in the markets we serve, including, but not limited to, the Company’s guiding principles, including our new purpose statement: To create opportunities for more people and businesses to prosper; supported by our new set of core values: Build Relationships, Earn Trust and Take Ownership;
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
Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and any of our subsequent filings with the Securities and Exchange Commission (“SEC”). All risk factors and uncertainties described herein and therein should be considered in evaluating the Company’s forward-looking statements. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are prepared. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.

Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), management uses, and this quarterly report references, interest and dividend income, yield on interest earning assets, net interest income and net interest margin on a fully taxable equivalent, (“FTE”) basis, which are non-GAAP financial measures. Management believes these measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of interest and dividend income, yield on interest earning assets, net interest income and net interest margin on an FTE basis ensures the comparability of interest and dividend income, yield on interest earning assets, net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest and dividend income (GAAP) per the Consolidated Statements of Income is reconciled to interest and dividend income adjusted on an FTE basis, yield on interest earning assets (GAAP) is reconciled to yield on interest earning assets adjusted on an FTE basis, net interest income (GAAP) is reconciled to net interest income adjusted on an FTE basis and net interest margin (GAAP) is reconciled to net interest margin adjusted on an FTE basis in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A.
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
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2023 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.4 billion at June 30, 2023. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
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
For the 2023-2025 fiscal year periods, the Company will focus on refining and enhancing its brand image and position in the markets it serves. To strengthen and further shape the culture of the Company, a new set of guiding principles were introduced to associates in June 2023. The guiding principles include a new purpose statement: To create opportunities for more people and businesses to prosper; supported by our new set of core values: Build Relationships, Earn Trust and Take Ownership. We believe these new guiding principles will help create alignment to support future growth by empowering our associates and igniting a passion for the Company.
The Company’s Board of Directors and management believe that the Bank is at a turning point in its evolution and transformation. The Company’s focus will shift from restructuring the balance sheet to pursuing a prudent growth strategy. This strategy will be primarily targeted at organic growth, but will also consider opportunistic acquisitions that fit this strategic vision. This initiative is viable given the Bank’s strong capital and liquidity positions. In addition to loan and deposit growth, the Company will seek to increase fee income while closely monitoring operating expenses.
The Company is focused on executing this strategy to successfully build our new brand and grow our business in our current markets as well as any new markets we may enter. As part of executing this strategy, the Company will be dedicating significant resources to resolve the Company’s nonaccrual loans, the significant majority of which are related to a single large lending relationship at June 30, 2023, in a manner that best protects the Company and its shareholders.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended June 30, 2023
•Net interest income decreased $5.7 million, or 17.7%, to $26.7 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a $11.3 million negative impact on interest income caused by placing the Bank’s largest lending relationship in nonaccrual status during the three months ended June 30, 2023 and by an increase of 149 basis points in funding costs, offset by an increase of 42 basis points in the yield on earning assets due to the rising interest rate environment;
•The provision for credit losses decreased $1.7 million to $0.1 million for the three months ended June 30, 2023, compared to the same period in 2022;
•Total noninterest income decreased $0.6 million to $5.0 million for the three months ended June 30, 2023 compared to $5.6 million for the same period in 2022;
•Total noninterest expense increased $2.1 million to $25.5 million for the three months ended June 30, 2023 compared to the same period in 2022; and
•Provision for income taxes decreased $1.7 million to $0.1 million for the three months ended June 30, 2023 compared to $1.8 million for the same period in 2022 was primarily due to the decrease in pre-tax income due to the Company’s largest lending relationship moving into nonaccrual status during the quarter, partially offset by the adoption of ASU 2023-02.
Highlights for the Six Months Ended June 30, 2023
•Net interest income increased $6.8 million, or 11.2%, to $67.5 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase of 106 basis points in the yield on earning assets due

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
to the rising interest rate environment, partially offset by an increase of 115 basis points in funding costs and the negative impact of placing the Bank’s largest lending relationship in nonaccrual status during the three months ended June 30, 2023;
•The provision for credit losses decreased $0.9 million to $1.5 million for the six months ended June 30, 2023, compared to the same period in 2022;
•Total noninterest income decreased $1.2 million to $9.8 million for the six months ended June 30, 2023 compared to the same period in 2022;
•Total noninterest expense increased $3.2 million to $49.1 million for the six months ended June 30, 2023 compared to the same period in 2022; and
•Provision for income taxes increased $1.4 million to $4.6 million for the six months ended June 30, 2023 compared to the same period in 2022.
Balance Sheet Highlights (period-end balances, June 30, 2023 compared to December 31, 2022)
•The securities portfolio decreased $14.9 million and is currently 18.7% of total assets compared to 19.9% of total assets;
•Total portfolio loans increased $181.5 million, or 11.6%, on an annualized basis, primarily due to loan growth in commercial real estate (“CRE”) and residential mortgage segments during the first half of 2023;
•The portfolio loans to deposit ratio was 93.1%, compared to 86.7%, due to loan growth;
•Nonperforming loans as a percentage of total portfolio loans were 9.33% compared to 0.21%. The significant increase is due to loans contained in the Other segment with an aggregate principal balance of $301.9 million that were placed into nonaccrual status due to loan maturities and failure to pay in full during the second quarter of 2023. These loans comprise 97.2% of nonperforming loans at June 30, 2023;
•Total deposits decreased $53.3 million or 1.5% to $3.6 billion at June 30, 2023 due to a decrease of $243.3 million in core deposits; and
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 2.83% compared to 2.98%. The ACL on portfolio loans totaled $94.1 million at June 30, 2023, compared to $93.9 million at December 31, 2022 with the decrease in the ACL coverage ratio driven by loan growth and by the release of specific reserves on three credits, offset by an increased valuation allowance on the large nonaccrual lending relationship.
The Company reported net income of $5.7 million or $0.24 diluted earnings per common share for the three months ended June 30, 2023 and $21.6 million, or $0.91 diluted earnings per common share for the six months ended June 30, 2023 compared to net income of $10.8 million, or $0.44 diluted earnings per common share and $20.1 million, or $0.80 diluted earnings per common share, for the same periods in 2022.
The Company’s financial results for the second quarter of 2023, compared to the prior quarter and the prior year quarter, were significantly impacted by placing commercial loans with an aggregate principal value of $301.9 million in the Other segment of the Bank’s loan portfolio on nonaccrual status due to loan maturities and failure to pay in full. This nonaccrual classification had a $11.3 million negative impact on interest income recognized by the Company for the three and six months ended June 30, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
PERFORMANCE RATIOS	2023	2022	2023	2022
Return on Average Assets	0.52%	1.04%	1.01%	0.98%
Return on Average Shareholders’ Equity	6.38%	12.51%	12.45%	10.95%
Portfolio Loans to Deposit Ratio	93.11%	79.87%	93.11%	79.87%
Allowance for Credit Losses to Total Portfolio Loans	2.83%	3.27%	2.83%	3.27%
Nonperforming Loans to Total Portfolio Loans	9.33%	0.40%	9.33%	0.40%

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
Total net interest income decreased $5.7 million to $26.7 million for the three months ended June 30, 2023 and increased $6.8 million to $67.5 million for the six months ended June 30, 2023 compared to the same periods in 2022 as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet. The Company recognized higher yields on new loan originations and investment securities purchases, offset by a $11.3 million negative impact on interest income related to the Company placing its largest lending relationship on nonaccrual status during the three months ended June 30, 2023. Net interest income, on an FTE basis (non-GAAP), decreased $5.8 million to $27.0 million for the three months ended June 30, 2023 and increased $6.7 million to $68.0 million for the six months ended June 30, 2023, compared to $32.8 million and $61.3 million for the same periods in 2022, respectively.
The decrease in net interest income, on an FTE basis (non-GAAP) for the three months ended June 30, 2023 was driven by higher interest income of $6.7 million compared to the same period last year, offset by higher interest expense of $12.5 million for the three months ended June 30, 2023 compared to the same period last year. Net interest margin decreased 73 basis points and increased 16 basis points to 2.51% and 3.22% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Net interest margin, on an FTE basis (non-GAAP), decreased 73 basis points and increased 16 basis points to 2.54% and 3.25% for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. The decline in net interest income and net interest margin was driven by the $11.3 million negative impact of the Company placing its largest lending relationship on nonaccrual status, which negatively impacted the yield on earning assets by 105 basis points during the three months ended June 30, 2023.
The Company’s net interest income and net interest margin will continue to be negatively impacted in future periods, if the Company’s largest lending relationship remains on nonaccrual status and the related loans are not repaid. In addition, rising market interest rates have begun to increase the Company’s funding costs, which we believe will likely continue in future periods and which would negatively impact the Company’s net interest income and net interest margin in future periods.
During the first six months of 2023, the Company’s yield on earning assets continued to benefit from the rising interest rate environment. However, during the third and fourth quarters of 2023, the impacts of rising yields on earning assets may not be sufficient to offset the negative impacts of increased funding costs in the rising rate environment and the negative impacts on interest income related to the Company’s largest lending relationship being placed in nonaccrual status.

Positively impacting the first six months of 2023 was the asset sensitivity of our balance sheet. Yields on a large portion of our loan and securities portfolios adjust as rates rise at a quicker rate than the rates our deposits and other funding sources adjust. Yields on our loan portfolio consist of 25.3% floating rates and 41.6% variable rates, while 46.9% of the securities portfolio is floating rate and adjust as interest rates increase. This positively impacts revenue and helps mitigate increased funding costs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022
Interest Income (FTE)(Non-GAAP)
Interest and Dividend Income (GAAP)	$43,716	$36,961	$95,671	$69,639
Tax Equivalent Adjustment	257	293	521	591
Interest and Dividend Income (FTE) (Non-GAAP)	43,973	37,254	96,192	70,230
Average Earning Assets	$4,261,652	$4,020,589	$4,224,116	$3,997,592
Yield on Interest-earning Assets (GAAP)	4.11%	3.69%	4.57%	3.51%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	4.14%	3.72%	4.59%	3.54%

Net Interest Income (GAAP)	$26,711	$32,459	$67,496	$60,681
Tax Equivalent Adjustment	257	293	521	591
Net Interest Income (FTE) (Non-GAAP)	26,968	32,752	68,017	61,272
Average Earning Assets	$4,261,652	$4,020,589	$4,224,116	$3,997,592
Net Interest Margin (GAAP)	2.51%	3.24%	3.22%	3.06%
Net Interest Margin (FTE) (Non-GAAP)	2.54%	3.27%	3.25%	3.09%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$17,902	$215	4.82%	$30,606	$61	0.80%
Tax-Free Investment Securities(2)	27,894	210	3.02%	33,873	237	2.81%
Taxable Investment Securities	912,292	7,688	3.38%	975,352	4,452	1.83%
Total Securities	940,186	7,898	3.37%	1,009,225	4,689	1.86%
Tax-Free Loans(1)(2)	126,453	1,016	3.22%	147,060	1,159	3.16%
Taxable Loans(3)	3,157,780	34,529	4.39%	2,831,384	31,323	4.44%
Total Loans	3,284,233	35,545	4.34%	2,978,444	32,482	4.37%
Federal Home Loan Bank Stock	19,331	315	6.54%	2,314	22	3.81%
Total Interest-Earning Assets	4,261,652	$43,973	4.14%	4,020,589	$37,254	3.72%
Noninterest Earning Assets	97,525			120,540
Total Assets	$4,359,177			$4,141,129

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$490,423	$659	0.54%	$487,567	$343	0.28%
Money Market	414,852	1,858	1.80%	528,211	310	0.24%
Savings	566,312	151	0.11%	735,438	189	0.10%
Certificates of Deposit	1,396,307	9,114	2.62%	1,270,569	3,570	1.13%
Total Interest-Bearing Deposits	2,867,894	11,782	1.65%	3,021,785	4,412	0.59%
Federal Home Loan Bank Borrowings	405,443	5,080	5.03%	6,594	10	0.61%
Federal Funds Purchased	5,363	71	5.31%	3,033	4	0.53%
Other Borrowings	6,163	72	4.69%	6,205	76	4.91%
Total Borrowings	416,969	5,223	5.02%	15,832	90	2.28%
Total Interest-Bearing Liabilities	3,284,863	17,005	2.08%	3,037,617	4,502	0.59%
Noninterest-Bearing Liabilities	715,576			757,831
Shareholders' Equity	358,738			345,681
Total Liabilities and Shareholders' Equity	$4,359,177			$4,141,129
Net Interest Income(2)		$26,968			$32,752
Net Interest Margin(2)			2.54%			3.27%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$17,023	$415	4.92%	$85,040	$123	0.29%
Tax-Free Investment Securities(2)	28,491	415	2.94%	30,246	448	2.99%
Taxable Investment Securities	916,439	15,081	3.32%	968,039	8,184	1.70%
Total Securities	944,930	15,496	3.31%	998,285	8,632	1.74%
Tax-Free Loans(1)(2)	129,580	2,069	3.22%	150,569	2,365	3.17%
Taxable Loans(3)	3,115,799	77,657	5.03%	2,761,471	59,068	4.31%
Total Loans	3,245,379	79,726	4.95%	2,912,040	61,433	4.25%
Federal Home Loan Bank Stock	16,784	555	6.67%	2,227	42	3.80%
Total Interest-Earning Assets	4,224,116	$96,192	4.59%	3,997,592	$70,230	3.54%
Noninterest Earning Assets	94,549			137,661
Total Assets	$4,318,665			$4,135,253

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$490,518	$1,156	0.48%	$475,838	$620	0.26%
Money Market	445,654	3,112	1.41%	519,298	594	0.23%
Savings	604,004	316	0.11%	720,681	367	0.10%
Certificates of Deposit	1,339,269	14,717	2.22%	1,289,578	7,230	1.13%
Total Interest-Bearing Deposits	2,879,445	19,301	1.35%	3,005,395	8,811	0.59%
Federal Home Loan Bank Borrowings	345,834	8,475	4.94%	4,011	16	0.80%
Federal Funds Purchased	9,831	247	5.07%	1,525	4	0.53%
Other Borrowings	6,305	152	4.86%	5,287	127	4.84%
Total Borrowings	361,970	8,874	4.94%	10,823	147	2.74%
Total Interest-Bearing Liabilities	3,241,415	28,175	1.75%	3,016,218	8,958	0.60%
Noninterest-Bearing Liabilities	726,656			748,744
Shareholders' Equity	350,594			370,291
Total Liabilities and Shareholders' Equity	$4,318,665			$4,135,253
Net Interest Income(2)		$68,017			$61,272
Net Interest Margin(2)			3.25%			3.09%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.
Interest income increased $6.8 million and $26.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Interest income, on an FTE basis (non-GAAP), increased $6.7 million and $26.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The change was primarily due to increases in average interest-earning assets of $241.1 million and $226.5 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, and higher interest rate yields on interest-earning assets of 42 basis points and 105 basis points for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to the rising interest rate environment, offset by a $11.3 million negative impact related to placing the Company’s largest lending relationship on nonaccrual status.
For the three and six months ended June 30, 2023 compared to the same periods in 2022, average interest-bearing deposits with banks decreased $12.7 million and $68.0 million, respectively, as funds were deployed into higher yielding loans, and the average rate earned increased 402 basis points and 463 basis points, respectively. Average loan balances increased $305.8 million and $333.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. The average rate earned on loans decreased three basis points and increased 70 basis points for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.
Interest income was negatively affected by placing the Bank’s largest lending relationship on nonaccrual status during the second quarter of 2023, which had a negative impact on interest income of $11.3 million during the second quarter and first six months of 2023. This negative impact represented an estimated negative effect on the yield on earning assets for the six months ended June 30, 2023 of 53 basis points.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
At June 30, 2023 the loan portfolio was comprised of 25.3% floating rate loans which reprice monthly, 41.6% variable rate loans that reprice at least once during the life of the loan and 33.1% fixed rate loans that do not reprice during the life of the loan.
Average investment securities decreased $69.0 million and $53.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The average rate earned on investment securities increased 151 basis points and 157 basis points for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The change in investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal payments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of June 30, 2023, the securities portfolio was comprised of 46.9% variable rate securities with approximately 99.4% that will reprice at least once over the next 12 months. We believe having a significant percentage of variable rate securities is an important strategy during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate structure is expected to limit the impact of rising rates on the Company’s unrealized losses on debt securities.
Interest expense increased $12.5 million and $19.2 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to increases in the cost of all interest-bearing liability categories, except savings accounts, in the higher rate environment. Also contributing to the increased interest expense is the shift to higher cost deposits and borrowings due to a decline and change in mix of deposits and the Company’s use of higher-cost borrowings to fund growth in the loan portfolio, including $153.9 million and $126.0 million declines in average interest-bearing deposits for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The cost of interest-bearing liabilities increased by 149 basis points and 115 basis points to 2.08% and 1.75% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Interest expense on deposits increased $7.4 million and $10.5 million for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to the rates on these deposits increasing 106 basis points and 76 basis points to 1.65% and 1.35%, respectively. The increases in rates for the three and six months ended June 30, 2023 compared to the same periods last year included interest-bearing demand deposits up by 26 basis points and 22 basis points, respectively, money market accounts up by 156 basis points and 118 basis points, respectively, and CDs up by 149 basis points and 109 basis points, respectively, in response to competitive pressures from higher market rates compared to the same periods in 2022. The average rates paid on savings accounts increased by one basis point for both the three and six months ended June 30, 2023 compared to the same periods in 2022.
The average balances on borrowings increased $401.1 million and $351.1 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. The cost of borrowings increased 274 basis points and 220 basis points for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, largely due to the higher interest rate environment.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2023 Compared to June 30, 2022			Six Months Ended June 30, 2023 Compared to June 30, 2022
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$(35)	$189	$154	$(173)	$465	$292
Tax-free Investment Securities(2)	(44)	17	(27)	(26)	(7)	(33)
Taxable Investment Securities	(305)	3,541	3,236	(458)	7,355	6,897
Total Securities	(349)	3,558	3,209	(484)	7,348	6,864
Tax-free Loans(1)(2)	(165)	22	(143)	(334)	38	(296)
Taxable Loans(1)	3,573	(367)	3,206	8,127	10,462	18,589
Total Loans	3,408	(345)	3,063	7,793	10,500	18,293
Federal Home Loan Bank Stock	267	26	293	460	53	513
Total Interest-Earning Assets	$3,291	$3,428	$6,719	$7,596	$18,366	$25,962

Interest Paid on:
Interest-Bearing Demand	$2	$314	$316	$20	$516	$536
Money Market	(80)	1,628	1,548	(96)	2,614	2,518
Savings	(45)	7	(38)	(60)	9	(51)
Certificates of Deposit	386	5,158	5,544	289	7,198	7,487
Total Interest-Bearing Deposits	263	7,107	7,370	153	10,337	10,490
Federal Home Loan Bank Borrowings	4,527	543	5,070	7,977	482	8,459
Federal Funds Purchased	5	62	67	95	148	243
Other Borrowings	(1)	(3)	(4)	24	1	25
Total Borrowings	4,531	602	5,133	8,096	631	8,727
Total Interest-Bearing Liabilities	4,794	7,709	12,503	8,249	10,968	19,217
Change in Net Interest Margin	$(1,503)	$(4,281)	$(5,784)	$(653)	$7,398	$6,745
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The Company recognizes provision expense for the ACL based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision expense for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments.
The ACL to total portfolio loans was 2.83% of total portfolio loans at June 30, 2023, compared to 2.98% of total portfolio loans, at December 31, 2022. The provision for credit losses decreased $1.7 million and $0.9 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. The decrease for the three and six months ended June 30, 2023 in the provision for credit losses was primarily driven by the release of individually evaluated loan reserves on three loans, offset by organic loan growth.
The provision for unfunded commitments increased $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 related to increases in real estate construction and increased pressure on the reserve rate.
Net charge-offs were $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively, compared to $0.2 million and $0.4 million for the same periods in 2022. During the three and six months ended June 30, 2023, net charge-offs were primarily recognized in the other consumer segment. As a percentage of average portfolio loans, on an annualized

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
basis, net charge-offs were 0.08% for both the three and six months ended 2023 and 0.03% for both the same periods of 2022, respectively. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Nonperforming loans (“NPLs”) increased at June 30, 2023 by $304.1 million to $310.7 million compared to $6.6 million at December 31, 2022. During the second quarter of 2023, the Company placed commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to a single lending relationship which has an aggregate principal amount of $301.9 million, on nonaccrual status due to loan maturities and failure to pay in full during the second quarter of 2023. The Other loan segment resulted in current expected credit losses (“CECL”) of $51.3 million in connection with our adoption of Topic 326 “Financial Instruments - Credit Losses.” on January 1, 2021. As of December 31, 2022 and March 31, 2023, those Other segment reserves were $54.7 million and $53.5 million, respectively. As of June 30, 2023, the Company utilized discounted cash flow valuation techniques to evaluate the current condition of certain of the borrowers’ operating businesses and those borrowers’ capacity to repay, which resulted in specific reserves related to that single lending relationship of $53.6 million. As a result, the classification of these commercial loans in nonaccrual status did not have a significant impact on the Company’s provision for credit losses during the three or six months ended June 30, 2023. See the “Credit Quality” section of this MD&A for additional information regarding our NPLs and this lending relationship.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gains (Losses) on Sales of Securities, net	$3	$76	$(73)	(96.1)%	$(9)	$52	$(61)	(117.3)%
Service Charges, Commissions and Fees	1,759	1,749	10	0.6%	3,597	3,702	(105)	(2.8)%
Debit Card Interchange Fees	1,934	1,850	84	4.5%	4,039	3,782	257	6.8%
Insurance Commissions	508	568	(60)	(10.6)%	682	837	(155)	(18.5)%
Bank Owned Life Insurance Income	341	334	7	2.1%	680	668	12	1.8%
(Losses) Gains on Sales and Write-downs of Bank Premises, net	—	(37)	37	100.0%	—	346	(346)	(100.0)%
Commercial Loan Swap Fee Income	—	756	(756)	(100.0)%	114	756	(642)	(84.9)%
Other	483	308	175	56.8%	660	796	(136)	(17.1)%
Total Noninterest Income	$5,028	$5,604	$(576)	(10.3)%	$9,763	$10,939	$(1,176)	(10.8)%
Total noninterest income decreased $0.6 million, or 10.3%, to $5.0 million for the three months ended June 30, 2023 and decreased $1.2 million, or 10.8%, to $9.8 million for the six months ended June 30, 2023 when compared to the same periods in 2022. The decrease for the three months ended June 30, 2023 compared to the same periods in 2022 was primarily related to a $0.8 million decrease in commercial loan swap fee income due to the rising interest rate environment, offset by a $0.2 million increase within other noninterest income due to a $0.2 million net gain on an equity investment.
For the six months ended June 30, 2023, the decrease in total noninterest income primarily related to a decrease of $0.6 million in commercial loan swap fee income due to the rising interest rate environment, a decrease of $0.3 million related to losses on sales and write-downs of bank premises, net due to a $0.4 million eminent domain settlement on a previously closed branch in the first quarter of 2022. Also impacting the decrease from the year ago period included a $0.2 million decline in insurance commissions, a decrease of $0.1 million in other noninterest income, as well as a decline of $0.1 million in service charges, commissions and fees. The decreases in insurance commissions and service charges on deposit accounts were primarily volume driven and the decrease in other noninterest income related to a higher fair value adjustment of our interest rate swap contracts with commercial customers in the first quarter of 2022. These decreases were offset by an increase of $0.3 million in debit card interchange fees due to higher interchange fee volume in the first six months of 2023.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

	Three Months Ended June 30, 2023				Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and Employee Benefits	$13,649	$12,444	$1,205	9.7%	$27,301	$24,201	$3,100	12.8%
Occupancy Expense, net	3,601	3,296	305	9.3%	7,001	6,648	353	5.3%
FDIC Insurance Expense	702	629	73	11.6%	1,343	997	346	34.7%
Other Taxes	786	819	(33)	(4.0)%	1,590	1,623	(33)	(2.0)%
Advertising Expense	431	267	164	61.4%	770	506	264	52.2%
Telephone Expense	412	454	(42)	(9.3)%	839	942	(103)	(10.9)%
Professional and Legal Fees	1,659	1,202	457	38.0%	2,493	2,421	72	3.0%
Data Processing	1,058	842	216	25.7%	1,778	1,683	95	5.6%
Debit Card Expense	771	659	112	17.0%	1,250	1,292	(42)	(3.3)%
Tax Credit Amortization	—	615	(615)	(100.0)%	—	1,230	(1,230)	(100.0)%
Other	2,467	2,183	284	13.0%	4,747	4,378	369	8.4%
Total Noninterest Expense	$25,536	$23,410	$2,126	9.1%	$49,112	$45,921	$3,191	6.9%
During the three and six months ended June 30, 2023 total noninterest expense increased $2.1 million and $3.2 million, respectively, when compared to the same periods in 2022. The most significant increase for both the three and six months ended June 30, 2023 was higher salaries and employee benefits of $1.2 million and $3.1 million, respectively, compared to the same periods in 2022 related to higher salary expense due to retail open positions being filled, job grade assessment increases, normal merit increases, increased medical claims and higher incentive bonuses in 2023. Also impacting the variance for both the three and six months ended June 30, 2023 were increases in occupancy expense, net of $0.3 million and $0.4 million, respectively compared to the same periods in 2022 as well as $0.3 million and $0.4 million in other noninterest expense, respectively in comparison to the prior periods. Advertising expenses increased for both the three and six month periods by $0.2 million and $0.3 million, respectively, due to marketing initiatives. Impacting both the three and six months ended June 30, 2023 was a decline of $0.6 million in tax credit amortization due to the early adoption of ASU 2023-02 Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Under the proportional amortization method, the amortization of tax credit investments is recorded as a component of income tax expense instead of through noninterest expense as previously recorded.
Other variances impacting the three months ended June 30, 2023, along with the above mentioned fluctuations, was an increase of $0.5 million in professional and legal expense and a $0.2 million increase in data processing expenses due to an additional service in the second quarter of 2023.
Other variances impacting the six months ended June 30, 2023, along with the above mentioned fluctuations, was a $0.3 million increase in Federal Deposit Insurance Corporation (“FDIC”) insurance expenses due to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rate schedules uniformly by two basis points on all insured depository institutions, beginning in the first quarterly assessment period of 2023.
Provision for Income Taxes
The provision for income taxes decreased $1.7 million and increased $1.4 million to $0.1 million and $4.6 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. Pre-tax income decreased $6.8 million for the three months ended June 30, 2023 and increased $3.0 million when compared to the same periods in 2022. The effective tax rate was 0.9% and 17.4% for the three and six months ended June 30, 2023 compared to 14.3% and 13.4% for the same periods in 2022. The decrease in the effective tax rate for the three months ended June 30, 2023 compared to the same period in 2022 was primarily related to the decrease in pre-tax income due to the Company’s largest lending relationship moving to nonaccrual status during the quarter, partially offset by $0.1 million due to the adoption of ASU 2023-02. Under ASU 2023-02 the amortization of tax credit investments is recorded as a component of income tax expense instead of through noninterest expense, which affects the effective tax rate. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Financial Condition
June 30, 2023
Total assets increased $179.5 million, to $4.4 billion at June 30, 2023 compared to $4.2 billion at December 31, 2022. Total portfolio loans increased $181.5 million, or 11.6% on an annualized basis, to $3.3 billion at June 30, 2023 compared to December 31, 2022 primarily due to loan growth in the CRE, residential mortgage and construction segments during the six months ended June 2023. The variances in loan segments for portfolio loans related to increases of $172.0 million in commercial real estate loans, $49.9 million in residential mortgages, $3.2 million in construction loans, offset by decreases of $30.6 million in C&I loans, $7.2 million in the other category and $5.8 million in other consumer loans.
The securities portfolio decreased $14.9 million and is currently 18.7% of total assets at June 30, 2023 compared to 19.9% of total assets at December 31, 2022. The decrease is due to $42.0 million in security sales, curtailments and maturities deployed into higher yielding loan growth, offset by $24.9 million in purchases of small business administration bonds during the six months ended June 30, 2023. As of June 30, 2023, the securities portfolio was comprised of 46.9% variable rate securities with approximately 99.4% that will reprice at least once over the next 12 months. At June 30, 2023, total gross unrealized gains in the available-for-sale portfolio were $0.9 million, offset by $105.8 million of gross unrealized losses. Refer to the “Securities Activity” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
Federal Home Loan Bank (“FHLB”) stock, at cost increased $9.7 million to $19.4 million at June 30, 2023 compared to $9.7 million at December 31, 2022. The increase is due to the FHLB requirement to hold a specified level of stock based upon level of borrowings. Other real estate owned (“OREO”) decreased $5.0 million at June 30, 2023 compared to December 31, 2022 due to the sale of one OREO property in June 2023. Closed retail bank offices had a book value of $1.0 million at June 30, 2023 and $1.1 million at December 31, 2022.
Total deposits decreased $53.3 million to $3.6 billion at June 30, 2023 compared to December 31, 2022. The decrease related to a decline of $243.3 million in savings, money market and demand deposits due to customers migrating to higher-yielding CD products driven by rising market interest rates. At June 30, 2023, noninterest-bearing deposits comprised 19.2% of total deposits compared to 19.4% at December 31, 2022 and 18.8% at June 30, 2022. CDs comprised 40.6%, 34.7% and 33.6% of total deposits at June 30, 2023, December 31, 2022 and June 30, 2022, respectively. As of June 30, 2023, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 88.3% of our total deposits of $3.6 billion were insured under standard FDIC insurance coverage limits, and approximately 11.7% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 77.5% of retail deposits.
Total capital of $344.2 million at June 30, 2023, reflects an increase of $15.6 million as compared to $328.6 million at December 31, 2022. The increase in total capital from December 31, 2022 is primarily due to a $3.6 million improvement in other comprehensive income due to changes in fair value of investment securities and net income of $21.6 million for the six months ended June 30, 2023, as well as, the transitional adjustment of $0.1 million, net of tax for the adoption of ASU 2023-02 less $10.4 million related to the repurchase of common stock. The remaining difference of $0.7 million is related to restricted stock activity for the six months ended June 30, 2023.
The ACL was 2.83% of total portfolio loans at June 30, 2023 compared to 2.98% as of December 31, 2022. General reserves as a percentage of total portfolio loans were 1.21% at June 30, 2023 compared to 2.96% at December 31, 2022. The decrease in the general reserves as a percentage of total portfolio loans was primarily driven by the largest lending relationships movement from the general pool to the individually evaluated pool due to the transfer to nonaccrual during the second quarter of 2023 offset by loan growth. Management believes the ACL is adequate to absorb expected losses inherent in the loan portfolio. See the sections of this MD&A titled “Provision for Credit Losses,” “Credit Quality” and “Allowance for Credit Losses” for information about the factors that impacted the ACL and the provision for credit losses.
The Company remains well capitalized. The Tier 1 capital ratio decreased to 11.46% at June 30, 2023 compared to 12.61% at December 31, 2022. The leverage ratio was 10.02% at June 30, 2023, compared to 10.29% at December 31, 2022 and the total risk-based capital ratio was 12.72% at June 30, 2023 compared to 13.86% at December 31, 2022. The decrease is related to the aforementioned repurchase of common stock of $10.4 million through June 30, 2023 and loan growth during the six months ended June 30, 2023. Another significant factor driving the ratios downward was the above mentioned large lending relationship movement to nonaccrual with the $11.3 million negative impact on interest income, combined with the movement of nonaccrual assets to higher risk rating categories.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

The Bank also remained well capitalized as of June 30, 2023. The Bank’s Tier 1 Capital ratio was 11.34% at June 30, 2023 compared to 12.42% at December 31, 2022. The Bank’s leverage ratio was 9.76% at June 30, 2023 compared to 10.13% at December 31, 2022. The Bank’s Total Risk-Based Capital ratio was 12.60% at June 30, 2023 compared to 13.68% at December 31, 2022.
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	June 30, 2023	December 31, 2022	$ Change
U.S. Treasury Securities	$13,174	$17,866	$(4,692)
U.S. Government Agency Securities	51,508	49,764	1,744
Residential Mortgage-Backed Securities	100,163	103,685	(3,522)
Commercial Mortgage-Backed Securities	35,402	34,675	727
Other Commercial Mortgage-Backed Securities	21,583	22,399	(816)
Asset Backed Securities	138,722	141,383	(2,661)
Collateralized Mortgage Obligations	169,077	176,622	(7,545)
States and Political Subdivisions	233,431	228,146	5,285
Corporate Notes	58,310	61,733	(3,423)
Total Debt Securities	$821,370	$836,273	$(14,903)
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
The securities portfolio decreased $14.9 million to $821.4 million at June 30, 2023 compared to $836.3 million at December 31, 2022. Securities comprise 18.7% of total assets at June 30, 2023 compared to 19.9% at December 31, 2022. The decrease is due to $42.0 million in security sales, curtailments and maturities deployed into higher yielding loan growth, offset by $24.9 million in purchases of small business administration bonds during the six months ended June 30, 2023. As of June 30, 2023, the securities portfolio was comprised of 46.9% variable rate securities with approximately 99.4% that will reprice at least once over the next 12 months.
At June 30, 2023 total gross unrealized gains in the available-for-sale portfolio were $0.9 million, offset by $105.8 million of gross unrealized losses. At December 31, 2022, total gross unrealized gains in the available-for-sale portfolio were $0.3 million offset by $109.7 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 48.5% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 28.4% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost.
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
At June 30, 2023 the 5-year and 10-year U.S. Treasury yields were 4.13% and 3.81, respectively. At December 31, 2022, those same bond yields were 3.99% and 3.88%, respectively. The decrease of seven basis points in the 10-year treasury was offset by the increase in the 5-year treasury in the intermediate part of the yield curve which drove the reduction in unrealized losses for the first six months of 2023. The effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate hikes.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At June 30, 2023 and December 31, 2022, the Company had no credit related net investment impairment losses.
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
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Commercial
Commercial Real Estate	$1,642,597	$1,470,562
Commercial and Industrial	279,156	309,792
Total Commercial Loans	1,921,753	1,780,354
Consumer
Residential Mortgages	707,893	657,948
Other Consumer	38,736	44,562
Total Consumer Loans	746,629	702,510
Construction	356,805	353,553
Other	305,255	312,496
Total Portfolio Loans	3,330,442	3,148,913
Loans Held-for-Sale	173	—
Total Loans	$3,330,615	$3,148,913
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1A, “Risk Factors,” contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 and this Quarterly Report on Form 10-Q.
Total portfolio loans increased $181.5 million, or 11.6%, on an annualized basis, to $3.3 billion at June 30, 2023 compared to December 31, 2022 with strong production primarily in our CRE and residential mortgage portfolios. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. Given the continued rising rate environment our mortgage portfolio is experiencing more modest growth in 2023. At June 30, 2023, the loan portfolio was comprised of 25.3% floating rates which reprice monthly, 41.6%, variable rates that reprice at least once during the life of the loan and the remaining 33.1% are fixed rate loans. The Company is carefully monitoring the loan portfolio during 2023, including in light of market conditions that impact our borrowers and the interest rate environment.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Aggregate commitments to our top 10 credit relationships were $638.3 million at June 30, 2023. The Other segment represents 47.3% of the top 10 credit relationships and $301.9 million has since transferred to nonaccrual during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending		Change	June 30, 2023	June 30, 2023
	June 30, 2023	December 31, 2022		% of Gross Loans	% of RBC
1. Hospitality, agriculture & energy	$301,913	$309,107	$(7,194)	9.06%	61.97%
2. Retail real estate & food services	54,232	55,625	(1,393)	1.63%	11.13%
3. Industrial & retail real estate	40,795	41,725	(930)	1.22%	8.37%
4. Multifamily development	40,000	40,000	—	1.20%	8.21%
5. Retail real estate	37,955	37,679	276	1.14%	7.78%
6. Non-Owner Occupied/Commercial Real Estate	33,538	17,308	16,230	1.01%	6.88%
7. Multifamily & student housing	33,349	33,998	(649)	1.00%	6.85%
8. Hospitality	32,987	33,587	(600)	0.99%	6.77%
9. Multifamily / Construction Real Estate	32,000	24,000	8,000	0.96%	6.57%
10. Multifamily Development	31,521	31,790	(269)	0.95%	6.47%
Top Ten (10) Relationships	$638,290	$624,819	$13,471	19.16%	131.00%
Total Gross Loans	$3,330,615	$3,148,913	$181,702
% of Total Gross Loans	19.16%	19.84%	(0.68)%
Concentration (25% of RBC)	$121,797	$120,863
Unfunded commitments on lines of credit were $592.8 million at June 30, 2023 as compared to $512.7 million at December 31, 2022. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 49.8% at June 30, 2023 and 52.2% at December 31, 2022. Unfunded commitments on commercial operating lines of credit was 49.0% at June 30, 2023 and 51.7% at December 31, 2022.
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
Deferred costs and fees included in the portfolio balances above were $6.6 million and $8.2 million at June 30, 2023 and December 31, 2022, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $146.6 thousand and $161.2 thousand at June 30, 2023 and December 31, 2022, respectively.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that has fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
loans from both sources until funded by the investor, typically a two-week period. There were $173.2 thousand and zero mortgage loans held-for-sale at June 30, 2023 and December 31, 2022, respectively.
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
On a quarterly basis, the Credit Risk Committee of the Board meets to review our loan portfolio metrics, approve segment limits, approve the adequacy of ACL, and findings from Loan Review identified in the previous quarter. Annually, this same committee approves credit related policy changes and policy enhancements as they become available.
Additional credit risk management practices include continuous reviews of trends in our lending footprint and our lending policies and procedures to support sound underwriting practices, concentrations, delinquencies and annual portfolio stress testing. Our Loan Review department serves as a mechanism to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as determining the appropriateness of risk ratings for those loans reviewed and providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	June 30, 2023	December 31, 2022	$ Change
Nonaccrual Loans
Commercial Real Estate	$2,512	$2,304	$208
Commercial and Industrial	113	204	(91)
Residential Mortgages	3,288	3,265	23
Other Consumer	12	8	4
Construction	2,908	864	2,044
Other	301,913	—	301,913
Total Nonperforming Loans	310,746	6,645	304,101
Other Real Estate Owned	3,379	8,393	(5,014)
Total Nonperforming Assets	$314,125	$15,038	$299,087
Nonperforming assets increased $299.1 million to $314.1 million at June 30, 2023 compared to December 31, 2022. During the second quarter of 2023, the Company placed commercial loans that resided in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship which has an aggregate principal amount of $301.9 million, on

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
nonaccrual status due to loan maturities and failure to pay in full. These nonperforming loans are 97.2% of the Company's total nonperforming loans and 96.1% of the Company's total nonperforming assets.
Based on analyses of the credit relationship and various cash flow assumptions in the alternative modeling the Company established specific reserves with respect to these loans of $53.6 million at June 30, 2023, representing 17.8%, of these loans aggregate principal amount. At June 30, 2023, all of the Bank’s loans related to this lending relationship are on nonaccrual status.

The following is an analysis of nonperforming loans by loan portfolio segment for the dates presented, and each segment’s relative contribution to total nonperforming loans:

	June 30, 2023		December 31, 2022
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$2,512	0.8%	$2,304	34.7%
Commercial & Industrial	113	—%	204	3.1%
Residential Mortgages	3,288	1.1%	3,265	49.1%
Other Consumer	12	—%	8	0.1%
Construction	2,908	0.9%	864	13.0%
Other	301,913	97.2%	—	—%
Balance End of Period	310,746	100.0%	6,645	100.0%
The Company believes it is well secured based on the net carrying value of the credit relationship and appropriately reserved for potential losses with respect to all such loans based on information currently available. The Company utilized various cash flow assumptions in the alternative modeling which resulted in a valuation allowance of $53.6 million at June 30, 2023. As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at June 30, 2023, the Company utilized discounted cash flow valuation techniques to evaluate the current condition of certain of the borrowers’ operating businesses and those borrowers’ capacity to repay. That evaluation resulted in the Company establishing a valuation allowance of $53.6 million at June 30, 2023.
The Company has initiated collection processes with respect to such loans and intends to explore all alternatives for repayment. However, we cannot give any assurance as to the timing or amount of future payments or collections on such loans. For a discussion of collection proceedings with respect to these loans, see Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q.
Closed retail bank offices have a remaining book value of $1.0 million at June 30, 2023 and $1.1 million at December 31, 2022, and are recorded in OREO on the Company’s balance sheet.
Past Company legacy underwriting standards relied heavily on loan to value and did not necessarily consider the income characteristics of the borrower or the repayment capacity of collateral with respect to speculative land financing. An overreliance on value as a primary repayment source can become compromised during real estate cycles. As a result, management has worked through these legacy credits and has installed a number of underwriting guardrails that consider the global cash flows and repayment capability of borrowers and/or guarantors, the proportion of speculation, transaction limits and introduced sensitivity analysis in order to determine supportable loan amounts. While these guardrails do not insulate the Company from credit cycles, we believe it should reduce the experience of defaults.
At both June 30, 2023 and December 31, 2022, respectively, the Company’s loans held-for-sale were all accruing.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Allowance for Credit Losses
The following is the allocation of the ACL reserves by segment for the periods presented:

	June 30, 2023		December 31, 2022
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$19,144	49.3%	$17,992	46.7%
Commercial & Industrial	3,293	8.4%	3,980	9.9%
Residential Mortgages	10,386	21.2%	8,891	20.9%
Other Consumer	1,058	1.2%	1,329	1.4%
Construction	6,603	10.7%	6,942	11.2%
Other	53,660	9.2%	54,718	9.9%
Balance End of Period	$94,144	100.0%	$93,852	100.0%
The decline in the ACL attributable to the other segment was primarily due to $1.3 million of principal pay-downs during the six months ended June 30, 2023 that occurred during the first quarter of 2023. The ACL was $94.1 million, or 2.83%, of total portfolio loans at June 30, 2023 compared to $93.9 million, or 2.98%, of total portfolio loans at December 31, 2022.
The following table summarizes the credit quality ratios and their components as of June 30, 2023 and December 31, 2022:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$94,144	$93,852
Total Portfolio Loans	3,330,442	3,148,913
Allowance for Credit Losses to Total Portfolio Loans	2.83%	2.98%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$310,746	$6,645
Total Portfolio Loans	3,330,442	3,148,913
Nonperforming Loans to Total Portfolio Loans	9.33%	0.21%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$94,144	$93,852
Nonperforming Loans	310,746	6,645
Allowance for Credit Losses to Nonperforming Loans	30.30%	1,412.37%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$2,436	$4,506
Average Total Portfolio Loans	3,245,299	2,988,785
Net Charge-offs to Average Portfolio Loans	0.08%	0.15%
See the Credit Quality and Allowance for Credit Losses sections within this MD&A for an analysis of the factors that drove the changes in the ACL ratios presented in the previous table.
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $1.7 million and $0.9 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. The decrease for the three and six months ended June 30, 2023 in the provision for credit losses was primarily driven by the release of specific reserves on three loans, offset by loan growth and increased reserves due to the above mentioned loan entering nonaccrual status. For more information about the Company’s provision for credit losses, see the discussion above under “Provision for Credit Losses” in this MD&A.
The provision for unfunded commitments increased $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 related to increases in real estate construction and increased pressure on the reserve rate. There are three basic factors that influence the reserve rates associated with unfunded commitments for real

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain commercial real estate loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively, compared to $0.2 million and $0.4 million for the same period in 2022. During the first three and six months of 2023, net charge-offs were primarily recognized in the other consumer segment. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.08% for both the three and six months ended June 30, 2023 and 0.03% for both the same periods of 2022, respectively. At June 30, 2023, nonperforming loans increased $304.1 million to $310.7 million since December 31, 2022. Nonperforming loans as a percentage of total portfolio loans were 9.33% and 0.21% as of June 30, 2023 and December 31, 2022, respectively. Nonperforming loans increased during the second quarter of 2023 as the Company placed commercial loans that were in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship which has an aggregate principal amount of $301.9 million, on nonaccrual status due to loan maturities and failure to pay in full. For more information about the Company’s nonperforming loans and about this lending relationship, see the discussion above under “Credit Quality” in this MD&A.
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	June 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,639,037	$276,199	$703,789	$38,707	$353,718	$3,342	$3,014,792
Special Mention	291	2,838	531	—	64	—	3,724
Substandard	3,269	119	3,573	29	3,023	301,913	311,926
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,642,597	$279,156	$707,893	$38,736	$356,805	$305,255	$3,330,442

Performing	$1,640,085	$279,043	$704,605	$38,724	$353,897	$3,342	$3,019,696
Nonperforming	2,512	113	3,288	12	2,908	301,913	310,746
Total Portfolio Loans	$1,642,597	$279,156	$707,893	$38,736	$356,805	$305,255	$3,330,442

	December 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,457,340	$303,893	$653,044	$44,495	$352,516	$180,745	$2,992,033
Special Mention	10,796	2,887	983	—	69	—	14,735
Substandard	2,426	3,012	3,921	67	968	131,751	142,145
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913

Performing	$1,468,258	$309,588	$654,683	$44,554	$352,689	$312,496	$3,142,268
Nonperforming	2,304	204	3,265	8	864	—	6,645
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913
Special mention, substandard and doubtful loans at June 30, 2023 increased $158.8 million to $315.7 million compared to $156.9 million at December 31, 2022. The decrease of $11.0 million in special mention is primarily due to the upgrade of a $9.8 million credit to a pass rating. The increase of $169.8 million in substandard loans is primarily related to the above mentioned large nonaccrual lending relationship in the other loan category. The $301.9 million of loans related to the Bank’s

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
largest lending relationship were nonperforming and rated as substandard as of June 30, 2023. At December 31, 2022 the largest lending relationship in the other segment loans were all accruing and totaled $309.1 million of which, $177.3 million of those loans were pass-rated and $131.8 million of those loans were substandard-rated.
Additionally, refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL.
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-Bearing Demand	$686,124	$703,334	$(17,210)	(2.4)%
Interest-Bearing Demand	489,971	496,948	(6,977)	(1.4)%
Money Market	422,780	484,238	(61,458)	(12.7)%
Savings	526,588	684,287	(157,699)	(23.0)%
Certificates of Deposit	1,451,540	1,261,526	190,014	15.1%
Total Deposits	$3,577,003	$3,630,333	$(53,330)	(1.5)%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at June 30, 2023 decreased $53.3 million, or 1.5%, from December 31, 2022. The decrease related to a decline of $243.3 million in demand, money market and savings deposits, offset by an increase of $190.0 million in CDs, which was primarily due to customers migrating between deposit products as interest rates have risen.
At June 30, 2023, noninterest-bearing deposits comprised 19.2% of total deposits compared to 19.4% at December 31, 2022 and 18.8% at June 30, 2022. CDs comprised 40.6%, 34.7% and 33.6% of total deposits at June 30, 2023, December 31, 2022 and June 30, 2022, respectively. As of June 30, 2023, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 88.3% of our total deposits of $3.6 billion were insured under standard FDIC insurance coverage limits, and approximately 11.7% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 77.5% of retail deposits.
The following table presents additional information in relation to deposits:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Deposits from the Certificate of Deposit Account Registry Services ("CDARS")	$—	$922
Noninterest-Bearing Public Funds Deposits	43,083	27,086
Interest-Bearing Public Funds Deposits	145,780	180,243
Total Deposits not Covered by Deposit Insurance(1)	418,599	493,013
Certificates of Deposits not Covered by Deposit Insurance	233,495	159,030
Deposits for Certain Directors, Executive Officers and their Affiliates	1,768	2,910
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at June 30, 2023 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$13,186	5.6%
Over Three Months Through Twelve Months	131,942	56.5%
Over Twelve Months Through Three Years	66,808	28.6%
Over Three Years	21,559	9.3%
Total	$233,495	100.0%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Borrowings and Federal Funds Purchased
Borrowings are an additional source of liquidity for the Company. We had $407.1 million FHLB borrowings at June 30, 2023 and $180.6 million at December 31, 2022. The Company had $7.9 million overnight federal funds purchased at June 30, 2023 and $17.9 million in overnight federal funds purchased at December 31, 2022. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposits and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
Information pertaining to FHLB borrowings and federal funds purchased is summarized in the following table:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Balance at Period End
Federal Home Loan Bank Borrowings	$407,135	$180,550
Federal Funds Purchased	$7,900	$17,870
Average Balance during the Period
Federal Home Loan Bank Borrowings	$345,834	$29,849
Federal Funds Purchased	$9,831	$5,711
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	4.94%	3.90%
Federal Funds Purchased	5.07%	3.29%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$435,135	$180,550
Federal Funds Purchased	$46,965	$23,020
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	5.10%	4.48%
Federal Funds Purchased	5.40%	4.65%
The Company held FHLB of Atlanta stock of $19.4 million and $9.7 million at June 30, 2023 and December 31, 2022, respectively. The increase in FHLB stock was due to increased borrowings. Dividends recorded on restricted stock were $315.6 thousand and $555.4 thousand for the three and six months ended June 30, 2023, respectively, compared to $22.1 thousand and $41.7 thousand for the same periods in 2022. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets approximating $1.1 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions with an available amount of $137.1 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $602.7 million of unpledged available-for-sale investment securities that may be sold or pledged as collateral that can serve as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our unsecured lines of credit with correspondent banks. As of June 30, 2023, approximately 88.3% of our total deposits of $3.6 billion were insured under standard FDIC insurance coverage limits, and approximately 11.7% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2023, the Bank had $611.3 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $8.4 million, $602.7 million in unpledged securities and $173.2 thousand in loans held-for-sale. This resulted in highly liquid assets to total assets ratio of 13.9% at June 30, 2023. Total available liquidity to uninsured deposits was 324.5% at June 30, 2023.
As of June 30, 2023, the Company has approximately $322.3 million in par value of securities that are eligible to be pledged under the Bank Term Funding Program (“BTFP”), but the Bank has not borrowed under or otherwise accessed the BTFP.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	June 30, 2023	December 31, 2022
Cash and Due From Banks, including Interest-bearing Deposits	$53,275	$46,869
Unpledged Investment Securities	602,674	611,845
Excess Pledged Securities	57,136	46,305
FHLB Borrowing Availability	508,369	676,746
Unsecured Lines of Credit	137,100	127,130
Total Liquidity Sources	$1,358,554	$1,508,895
The following table provides total liquidity sources and ratios as of June 30, 2023:

(Dollars in Thousands)	June 30, 2023
Total Liquidity Sources	$1,358,554
Highly Liquid Assets to Total Assets	13.9%
Highly Liquid Assets to Uninsured Deposits	146.0%
Total Available Liquidity to Uninsured Deposits	324.5%
Regulatory Capital Requirements
Total capital of $344.2 million at June 30, 2023, reflects an increase of $15.6 million as compared to $328.6 million at December 31, 2022. The increase in total capital from December 31, 2022 is primarily due to a $3.6 million improvement in other comprehensive income due to changes in fair value of investment securities and net income of $21.6 million for the six months ended June 30, 2023, as well as, the transitional adjustment of $0.1 million, net of tax for the adoption of ASU 2023-02, less $10.4 million related to the Company’s repurchase of common stock. The remaining difference of $0.7 million is related to restricted stock activity for the six months ended June 30, 2023.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At June 30, 2023, the Bank continues to maintain its capital position with a leverage ratio of 9.76% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 11.34% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 11.34% and 12.60%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized(1)	June 30, 2023		December 31, 2022
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$438,904	10.02%	$439,606	10.29%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	438,904	11.46%	439,606	12.61%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	438,904	11.46%	439,606	12.61%
Total Capital (to Risk-weighted Assets)	10.50%	NA	487,186	12.72%	483,450	13.86%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$433,615	9.76%	$432,711	10.13%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	433,615	11.34%	432,711	12.42%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	433,615	11.34%	432,711	12.42%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	481,832	12.60%	476,496	13.68%
(1)To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
In December 2018, the Office of the Comptroller of the Currency, the Federal Reserve System, (“FRB”), and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the Day 1 adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, the regulators issued interim final rule (“IFR”), “Regulatory Capital Rule: Revised Transition of the Current Expected Credit

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
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
Contractual Obligations
As of June 30, 2023, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of June 30, 2023, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis," under the heading "Off-Balance Sheet Arrangements" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).
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
NII rate shock simulation results are compared to a base case NII result to provide an estimate of the impact that simulated market rate changes may have on 12 months and 24 months of pretax NII. The base case earnings scenario together with various rate shock earning scenarios are modeled utilizing both a static and growth balance sheet. A static balance sheet is a no-growth balance sheet in which all maturing and/or repricing cash flows are reinvested in the same product at the existing product spread over a prescribed index. Parallel rate shock analyses assume an immediate parallel shift in market interest rates across all horizons of the yield curve and also include management’s assumptions regarding the impact of interest rate changes on non-maturity deposit products (noninterest-bearing demand, interest-bearing demand, money market, and savings) and changes in the prepayment behavior of loans and securities with embedded optionality. Our policy guidelines limit the change in pretax NII over a 12-month horizon using rate shocks of +/- 100, 200, 300, and 400 basis points. We have temporarily

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
suspended the + 300 and + 400 basis point rate shock analyses. Due to Federal Open Market Committee’s slowing future rate increase projections coupled with the recent increase in the Fed Funds Target Rate of 5.00% since March 17, 2022, we believe the impact to NII income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probably interest rate environment for the foreseeable future.
To monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE rate shock simulations using the same assumptions used in the NII rate shock simulations discussed above. EVE represents the present value of all asset cash flows discounted with related market interest rates minus the present value of all liability cash flows which are also discounted with related market interest rates. The impact of a changing interest rate environment on the Company’s projected EVE is analyzed by shocking market interest rates, then modeling the impact of the rate shock on both the cash flow of assets and liabilities, and the underlying discount rate utilized in the present value calculation of the assets and liabilities. Market rate shock results are then compared to base case simulation results to determine the impact that market rate changes may have on our EVE. As with NII rate shock analyses, EVE rate shock analyses incorporate management’s assumptions regarding prepayment behavior of fixed rate loans and securities with embedded optionality and the behavior and value of non-maturity deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300, and 400 basis points. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to Federal Open Market Committee’s slowing future rate increase projections coupled with the recent increase in the Fed Funds Target Rate of 5.00% since March 17, 2022. We believe the impact to NII income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probably interest rate environment for the foreseeable future.
The following tables reflect the NII rate shock analyses and EVE analyses results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by management.

	June 30, 2023		December 31, 2022
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
200	5.5%	(3.7)%	7.7%	(0.2)%
100	2.7%	(1.3)%	4.1%	0.8%
-100	(2.9)%	(0.8)%	(5.1)%	(3.4)%
-200	(6.9)%	(2.9)%	(10.7)%	(8.5)%
-300	(11.5)%	(6.0)%	(17.3)%	(16.0)%
-400	(16.4)%	(14.1)%	(23.5)%	(28.0)%
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
Based on the ALM results presented above for the quarters ending June 30, 2023 and December 31, 2022, the Company’s balance sheet is less asset sensitive at June 30, 2023 than it previously was at December 31, 2022. This migration in asset sensitivity is due to 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and floating rate securities and portfolio loans that are less sensitive to future market interest rate changes, 2) the addition of the Company’s largest lending relationship with an aggregate principal amount of $301.9 million being placed on nonaccrual status as of June 30, 2023, and 3) the recent shifts in the shape of the yield curve between the two periods presented above.
In addition to rate shocks and EVE analyses, sensitivity analyses are performed to help us identify which model assumptions are critical and cause the greatest impact on pretax NII. Sensitivity analyses include changing prepayment behavior of loans and securities with optionality, repricing correlations, and the impact of interest rate changes on non-maturity deposit products (decay rates).

CARTER BANKSHARES, INC.
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
The Bank is engaged in a variety of collection proceedings against various related entities that are owned and/or controlled by James C. Justice, II, Cathy L. Justice and James C. Justice, III (such entities, the “Justice Entities” and collectively with the individuals, the “Defendants”). On April 20, 2023 and May 15, 2023, the Bank filed in the Circuit Court of the City of Martinsville, Virginia confessions of judgment against the Defendants with respect to amounts owed on matured promissory notes made or guaranteed by the Defendants with an aggregate principal balance of approximately $301 million. On May 12, 2023 and June 7, 2023, the Defendants filed motions to set aside the confessions of judgment on the basis that the Bank allegedly (i) violated anti-tying provisions of the Bank Holding Company Act of 1956, as amended, (ii) breached contractual obligations and fiduciary duties to the Defendants and (iii) tortiously interfered with the Defendants’ business expectancies and relationships, among other allegations.
The Company and the Bank intend to pursue vigorously the confessions of judgment and enforce the promissory notes and related agreements, including release and affirmation agreements, guaranties and indemnification agreements. The Company and the Bank vigorously deny the allegations contained in the Defendants’ motions to set aside the confessions of judgment. Based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations contained in such motions to set aside the confessions of judgment. However, because the collection litigation is in its early stages, the Company can make no prediction as to the ultimate outcome thereof or any related legal proceedings that may commence.

CARTER BANKSHARES, INC.
ITEM 1A – RISK FACTORS
Other than the risk factors set forth below, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2022 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2023.
An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information addressed in this Item 1A and under “Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, investors in the Company’s securities should carefully consider the factors discussed in our 2022 Annual Report on Form 10-K in Part I, Item 1A, “Risk Factors” and in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 in Part II, Item 1A, “Risk Factors.”
Nonperforming assets can take significant time to resolve and may adversely affect the Company’s results of operations and financial condition, and could result in further losses in the future.
As of June 30, 2023, our nonperforming assets (which at that date consist of nonaccrual loans and OREO) totaled $314.1 million, or 9.4%, of the Company’s loan portfolio plus OREO. The Company’s policy is to place loans in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. While the Company generally seeks to reduce or resolve problem assets through, among other methods, loan workouts, restructurings, or sales, decreases in the value of the underlying collateral, decreases in the respective borrowers’ financial condition, profitability, or operating performance may inhibit such reduction or resolution efforts which, in turn, could adversely impact the Company’s business, financial condition and results of operations.
The Company’s nonperforming assets adversely affect its business, financial condition and results of operations in various ways. The Company does not record interest income on nonaccrual loans or OREO; thus nonperforming assets adversely affect the Company’s net income and returns on assets and equity, increase the Company’s loan administration costs and adversely affects the Company’s results of operations and efficiency ratio. The resolution of nonperforming assets requires significant time commitments from management which can adversely impact the Company’s and Bank’s other strategic and operational priorities. If the Bank takes collateral in foreclosure and via a similar proceeding, the Bank is required to mark the collateral to its then-fair market value, which may result in a loss, and the Bank will incur legal and other expenses, which may be significant, in connection with the foreclosure and sale process. Nonperforming loans and OREO can also increase the Company’s and the Bank’s risk profile and the level of regulatory capital that their respective banking regulators believe is appropriate.
During the second quarter of 2023, the Company placed in nonaccrual status certain commercial loans in the Other segment of the Company’s loan portfolio, all relating to the Bank’s largest lending relationship, that have an aggregate principal amount of $301.9 million. Because the Company placed these loans on nonaccrual status, the Company was unable to accrue approximately $11.3 million of interest income related to these loans during the second quarter of 2023.
The Company’s level of credit risk is elevated due to relationship exposure to the Company’s largest lending relationship.
As of June 30, 2023, the Company’s largest lending relationship operates in the hospitality, agriculture and energy sectors and had loans outstanding with an aggregate principal amount of $301.9 million. All such loans are classified in Other segment of the Company’s loan portfolio. During the second quarter of 2023, the Company placed these loans on nonaccrual status due to loan maturities and failure to pay in full. This lending relationship comprises 96.1% of the Company’s nonperforming assets and 97.2% of the Company’s nonperforming loans at June 30, 2023.
The Company has initiated collection processes with respect to such loans and intends to explore all alternatives for repayment. Although the Company believes it is well secured based on the net carrying value of the credit relationship and appropriately reserved for potential losses with respect to all such loans based on information currently available, we cannot give any assurance as to the timing or amount of future payments or collections on such loans.
Further deterioration of this lending relationship, including adverse changes in the financial condition of the respective borrowers or guarantors or adverse changes in the value of collateral that secures this lending relationship, could require the

CARTER BANKSHARES, INC.
Company to increase its allowance for loan losses or result in significant losses to the Company, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 29, 2023, the Company announced that its Board of Directors (the “Board”) has authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months, (the “2023 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on April 24, 2023. The 2023 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2023 Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2023 Program is authorized through May 1, 2024, although it may be modified or terminated by the Board at any time. The 2023 Program does not obligate the Company to purchase any particular number of shares. During the six months ended June 30, 2023, 583,824 shares of common stock had been repurchased under the 2023 Program at a total cost of $8.2 million, or an average price of $13.96 per share.
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
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended June 30, 2023.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs(1)
04/01/2023 - 04/30/2023	—	$—	—	1,000,000
05/01/2023 - 05/31/2023	265,164	13.62	265,164	734,836
06/01/2023 - 06/30/2023	318,660	14.25	318,660	416,176
Total	583,824	$13.96	583,824
(1)The number shown represents, as of the end of each period, the approximate number of Common Stock shares that may yet be purchased under publicly-announced share repurchase plan authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CARTER BANKSHARES, INC. (Registrant)

Date: August 3, 2023	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)