Form 10-Q
period 2023-09-30
Carter Bankshares, Inc.
filed 2023-10-27
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2023 there were 22,955,753 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	September 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Cash and Due From Banks, including Interest-bearing Deposits of $17,438 at September 30, 2023 and $4,505 at December 31, 2022	$55,398	$46,869
Total Cash and Cash Equivalents	55,398	46,869

Securities Available-for-Sale, at Fair Value (amortized cost of $912,989 and $945,707, respectively)	793,389	836,273
Loans Held-for-Sale	—	—
Portfolio Loans	3,410,940	3,148,913
Allowance for Credit Losses	(94,474)	(93,852)
Portfolio Loans, net	3,316,466	3,055,061
Bank Premises and Equipment, net	73,932	72,114
Other Real Estate Owned, net	3,765	8,393
Federal Home Loan Bank Stock, at Cost	27,361	9,740
Bank Owned Life Insurance	57,762	56,734
Other Assets	124,095	119,335
Total Assets	$4,452,168	$4,204,519

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$661,454	$703,334
Interest-Bearing Demand	469,904	496,948
Money Market	426,172	484,238
Savings	487,105	684,287
Certificates of Deposit	1,511,554	1,261,526
Total Deposits	3,556,189	3,630,333
Federal Home Loan Bank Borrowings	514,135	180,550
Federal Funds Purchased	—	17,870
Other Liabilities	51,223	47,139
Total Liabilities	4,121,547	3,875,892

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 22,955,753 at September 30, 2023 and 23,956,772 at December 31, 2022	22,956	23,957
Additional Paid-in Capital	90,254	104,693
Retained Earnings	310,971	285,593
Accumulated Other Comprehensive Loss	(93,560)	(85,616)
Total Shareholders’ Equity	330,621	328,627
Total Liabilities and Shareholders’ Equity	$4,452,168	$4,204,519
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees
Taxable	$39,578	$35,652	$117,235	$94,720
Non-Taxable	768	881	2,403	2,749
Investment Securities
Taxable	7,793	5,466	22,874	13,650
Non-Taxable	160	170	488	524
Federal Reserve Bank Excess Reserves	165	134	553	229
Interest on Bank Deposits	6	—	33	28
Dividend Income	416	24	971	66
Total Interest Income	48,886	42,327	144,557	111,966
Interest Expense
Interest Expense on Deposits	15,328	4,469	34,629	13,280
Interest Expense on Federal Funds Purchased	107	23	354	27
Interest on Other Borrowings	6,057	110	14,684	253
Total Interest Expense	21,492	4,602	49,667	13,560
NET INTEREST INCOME	27,394	37,725	94,890	98,406
Provision (Recovery) for Credit Losses	1,105	(77)	2,605	2,367
(Recovery) Provision for Unfunded Commitments	(130)	157	314	190
Net Interest Income After Provision for Credit Losses	26,419	37,645	91,971	95,849
NONINTEREST INCOME
(Losses) Gains on Sales of Securities, net	(1)	(4)	(10)	48
Service Charges, Commissions and Fees	1,783	1,750	5,380	5,452
Debit Card Interchange Fees	1,902	1,788	5,941	5,570
Insurance Commissions	868	876	1,550	1,713
Bank Owned Life Insurance Income	348	341	1,028	1,009
(Losses) Gains on Sales and Write-downs of Bank Premises, net	—	(4)	—	342
Commercial Loan Swap Fee Income	—	18	114	774
Other	370	470	1,030	1,266
Total Noninterest Income	5,270	5,235	15,033	16,174
NONINTEREST EXPENSE
Salaries and Employee Benefits	13,956	13,520	41,257	37,721
Occupancy Expense, net	3,547	3,412	10,548	10,060
FDIC Insurance Expense	1,368	543	2,711	1,540
Other Taxes	846	848	2,436	2,471
Advertising Expense	363	368	1,133	874
Telephone Expense	500	448	1,339	1,390
Professional and Legal Fees	1,512	1,310	4,005	3,731
Data Processing	1,076	833	2,854	2,516
Debit Card Expense	816	797	2,066	2,089
Tax Credit Amortization	—	(764)	—	466
Other	3,298	2,148	8,045	6,526
Total Noninterest Expense	27,282	23,463	76,394	69,384
Income Before Income Taxes	4,407	19,417	30,610	42,639
Income Tax Provision	780	5,009	5,338	8,130
Net Income	$3,627	$14,408	$25,272	$34,509

Earnings per Common Share
Basic Earnings per Common Share	$0.16	$0.59	$1.07	$1.38
Diluted Earnings per Common Share	$0.16	$0.59	$1.07	$1.38
Average Shares Outstanding – Basic & Diluted	22,946,179	24,265,075	23,407,071	24,827,143
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
Net Income	$3,627	$14,408	$25,272	$34,509
Other Comprehensive Loss:
Net Unrealized Losses on Securities Available-for-Sale:
Net Unrealized Losses Arising during the Period	(14,773)	(33,326)	(10,176)	(111,360)
Reclassification Adjustment for Losses (Gains) included in Net Income	1	4	10	(48)
Tax Effect	3,197	6,998	2,222	23,396
Net Unrealized Losses Recognized in Other Comprehensive Loss	(11,575)	(26,324)	(7,944)	(88,012)
Other Comprehensive Loss	(11,575)	(26,324)	(7,944)	(88,012)
Comprehensive (Loss) Income	$(7,948)	$(11,916)	$17,328	$(53,503)
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2023
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2023	$23,372	$95,506	$307,344	$(81,985)	$344,237
Net Income	—	—	3,627	—	3,627
Other Comprehensive Loss, Net of Tax	—	—	—	(11,575)	(11,575)
1% Excise Tax on Stock Buybacks	—	(60)	—	—	(60)
Repurchase of Common Stock (416,176 shares)	(416)	(5,587)	—	—	(6,003)
Forfeiture of Restricted Stock (590 shares)	—	—	—	—	—
Issuance of Restricted Stock (684 shares)	—	—	—	—	—
Recognition of Restricted Stock Compensation Expense	—	395	—	—	395
Balance at September 30, 2023	$22,956	$90,254	$310,971	$(93,560)	$330,621

	Three Months Ended September 30, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2022	$24,577	$113,975	$255,576	$(59,986)	$334,142
Net Income	—	—	14,408	—	14,408
Other Comprehensive Loss, Net of Tax	—	—	—	(26,324)	(26,324)
Repurchase of Common Stock (464,208 shares)	(464)	(7,252)	—	—	(7,716)
Forfeiture of Restricted Stock (2,098 shares)	(2)	2	—	—	—
Recognition of Restricted Stock Compensation Expense	—	306	—	—	306
Balance at September 30, 2022	$24,111	$107,031	$269,984	$(86,310)	$314,816

	Nine Months Ended September 30, 2023
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2023	$23,957	$104,693	$285,593	$(85,616)	$328,627
Net Income	—	—	25,272	—	25,272
Other Comprehensive Loss, Net of Tax	—	—	—	(7,944)	(7,944)
Cumulative Effect of the Adoption of ASU 2023-02	—	—	106	—	106
1% Excise Tax on Stock Buybacks	—	(153)	—	—	(153)
Repurchase of Common Stock (1,132,232 shares)	(1,132)	(15,284)	—	—	(16,416)
Forfeiture of Restricted Stock (4,284 shares)	(4)	(38)	—	—	(42)
Issuance of Restricted Stock (135,497 shares)	135	(135)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,171	—	—	1,171
Balance at September 30, 2023	$22,956	$90,254	$310,971	$(93,560)	$330,621

	Nine Months Ended September 30, 2022
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2022	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	34,509	—	34,509
Other Comprehensive Loss, Net of Tax	—	—	—	(88,012)	(88,012)
Repurchase of Common Stock (2,433,801 shares)	(2,434)	(37,697)	—	—	(40,131)
Forfeiture of Restricted Stock (12,751 shares)	(13)	(143)	—	—	(156)
Issuance or Restricted Stock (126,804 shares)	127	(127)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,010	—	—	1,010
Balance at September 30, 2022	$24,111	$107,031	$269,984	$(86,310)	$314,816
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022
Net Income	$25,272	$34,509
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision for Unfunded Commitments	2,919	2,557
Origination of Loans Held-for-Sale	(5,524)	(7,017)
Proceeds From Loans Held-for-Sale	5,614	7,399
Depreciation/Amortization of Bank Premises and Equipment	4,689	4,494
Provision for Deferred Taxes	256	1,697
Net Amortization of Securities	3,696	4,540
Tax Credit Amortization	1,438	466
Gains on Sales of Mortgage Loans Held-for-Sale	(90)	(154)
Losses (Gains) on Sales of Securities, net	10	(48)
Commercial Loan Swap Derivative Income	(90)	(738)
Increase in the Value of Life Insurance Contracts	(1,028)	(1,009)
Recognition of Restricted Stock Compensation Expense	1,171	1,010
(Increase) Decrease in Other Assets	(826)	694
Increase (Decrease) in Other Liabilities	1,348	(702)
Net Cash Provided By Operating Activities	38,855	47,698
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	15,054	19,777
Proceeds from Maturities, Redemptions, and Pay-downs	38,896	71,146
Purchases	(24,938)	(135,634)
Purchase of Bank Premises and Equipment, Net	(7,979)	(4,191)
Proceeds from Sales of Bank Premises and Equipment, net	—	408
Purchase of Federal Home Loan Bank Stock, net	(17,621)	(840)
Loan Originations, net	(264,010)	(224,839)
Payments Received on Other Real Estate Owned	299	320
Proceeds from Sales of Other Real Estate Owned	4,818	3,742
Net Cash Used In Investing Activities	(255,481)	(270,111)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	(324,172)	123,118
Increase (Decrease) in Certificates of Deposits	250,028	(95,665)
Proceeds on Federal Home Loan Bank Borrowings, net	333,585	23,000
Repayments on Federal Funds Purchased, net	(17,870)	—
Repurchase of Common Stock	(16,416)	(40,131)
Net Cash Provided by Financing Activities	225,155	10,322
Net Increase (Decrease) in Cash and Cash Equivalents	8,529	(212,091)
Cash and Cash Equivalents at Beginning of Period	46,869	277,799
Cash and Cash Equivalents at End of Period	$55,398	$65,708

SUPPLEMENTARY DATA
Cash Interest Paid	$45,031	$13,698
Cash Paid for Income Taxes	5,658	3,253
Transfer from Fixed Assets to Other Real Estate Owned	1,388	1,584
Right-of-use Asset Recorded in Exchange for Lease Liabilities	—	3,391
Stock Repurchase Excise Tax Settled in Subsequent Period	(153)	—
Loans Transferred to Held-for-Sale	—	1,513
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
Accounting Standards Issued but Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of reference rate reform on financial reporting. The ASU also provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
contracts, and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective for all entities between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024, and can be adopted at any time during this period. The Company ceased originating new LIBOR based variable rate loans as of December 31, 2021 per the ARRC’s guidance. The Company created an internal team in 2021 to identify and modify loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company has selected one-month term Secured Overnight Financing Rate, (“SOFR”), (published by the CME Group) as the replacement benchmark for LIBOR based loans. The financial impact regarding pricing, valuation and operations of the transition has been evaluated and is not expected to be material in nature. The transition team has fully committed to working within the guidelines established by the United Kingdom’s Financial Conduct Authority and the Federal Reserve System of New York’s Alternative Reference Rate Committee to complete a smooth transition away from LIBOR. For existing LIBOR-based loans, remediation efforts were completed by September 30, 2023.

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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, except share and per share data)	2023	2022	2023	2022
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$3,627	$14,408	$25,272	$34,509
Less: Income allocated to participating shares	33	92	208	199
Net Income Allocated to Common Shareholders - Basic & Diluted	$3,594	$14,316	$25,064	$34,310

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,157,563	24,421,264	23,600,946	24,970,993
Less: Average Participating Securities	211,384	156,189	193,875	143,850
Weighted Average Common Shares Outstanding - Basic & Diluted	22,946,179	24,265,075	23,407,071	24,827,143

Earnings per Common Share – Basic	$0.16	$0.59	$1.07	$1.38
Earnings per Common Share – Diluted	$0.16	$0.59	$1.07	$1.38
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per common share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	September 30, 2023
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$14,383	$—	$(1,279)	$13,104
U.S. Government Agency Securities	48,197	454	(909)	47,742
Residential Mortgage-Backed Securities	111,550	—	(13,988)	97,562
Commercial Mortgage-Backed Securities	33,872	411	(955)	33,328
Other Commercial Mortgage-Backed Securities	24,588	—	(3,484)	21,104
Asset Backed Securities	151,788	—	(14,713)	137,075
Collateralized Mortgage Obligations	178,559	—	(15,253)	163,306
States and Political Subdivisions	279,302	—	(56,658)	222,644
Corporate Notes	70,750	—	(13,226)	57,524
Total Debt Securities	$912,989	$865	$(120,465)	$793,389

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2022
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,318	$—	$(1,452)	$17,866
U.S. Government Agency Securities	50,334	218	(788)	49,764
Residential Mortgage-Backed Securities	115,694	—	(12,009)	103,685
Commercial Mortgage-Backed Securities	35,538	73	(936)	34,675
Other Commercial Mortgage-Backed Securities	24,987	9	(2,597)	22,399
Asset Backed Securities	156,552	—	(15,169)	141,383
Collateralized Mortgage Obligations	190,781	—	(14,159)	176,622
States and Political Subdivisions	281,753	—	(53,607)	228,146
Corporate Notes	70,750	—	(9,017)	61,733
Total Debt Securities	$945,707	$300	$(109,734)	$836,273
The Company did not have securities classified as held-to-maturity at September 30, 2023 or December 31, 2022.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
Proceeds from Sales of Securities Available-for-Sale	$—	$—	$15,054	$19,777

Gross Realized Gains	$—	$—	$129	$208
Gross Realized Losses	(1)	(4)	(139)	(160)
Net Realized (Losses) Gains	(1)	(4)	(10)	48
Tax Impact	$—	$(1)	$(2)	$10
Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized (losses) gains above reflect reclassification adjustments in the calculation of Other Comprehensive (Loss) Income. The net realized (losses) gains are included in noninterest income as (losses) gains on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2023
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$5,193	$5,126
Due after One Year through Five Years	19,682	17,770
Due after Five Years through Ten Years	256,370	215,337
Due after Ten Years	131,387	102,781
Residential Mortgage-Backed Securities	111,550	97,562
Commercial Mortgage-Backed Securities	33,872	33,328
Other Commercial Mortgage-Backed Securities	24,588	21,104
Collateralized Mortgage Obligations	178,559	163,306
Asset Backed Securities	151,788	137,075
Total Debt Securities	$912,989	$793,389
At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $213.0 million at September 30, 2023 and $224.5 million at December 31, 2022.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	—	$—	$—	4	$13,104	$(1,279)	4	$13,104	$(1,279)
U.S. Government Agency Securities	6	5,562	(71)	14	16,450	(838)	20	22,012	(909)
Residential Mortgage-Backed Securities	—	—	—	43	97,562	(13,988)	43	97,562	(13,988)
Commercial Mortgage-Backed Securities	3	846	(4)	50	19,192	(951)	53	20,038	(955)
Other Commercial Mortgage-Backed Securities	1	1,844	(673)	8	19,260	(2,811)	9	21,104	(3,484)
Asset Backed Securities	2	2,535	(118)	52	134,540	(14,595)	54	137,075	(14,713)
Collateralized Mortgage Obligations	—	—	—	85	163,306	(15,253)	85	163,306	(15,253)
States and Political Subdivisions	1	1,190	(121)	160	221,254	(56,537)	161	222,444	(56,658)
Corporate Notes	—	—	—	21	57,524	(13,226)	21	57,524	(13,226)
Total Debt Securities	13	$11,977	$(987)	437	$742,192	$(119,478)	450	$754,169	$(120,465)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	3	$14,080	$(789)	2	$3,786	$(663)	5	$17,866	$(1,452)
U.S. Government Agency Securities	6	5,337	(26)	9	15,576	(762)	15	20,913	(788)
Residential Mortgage-Backed Securities	6	7,601	(372)	37	96,084	(11,637)	43	103,685	(12,009)
Commercial Mortgage-Backed Securities	7	7,843	(307)	49	15,675	(629)	56	23,518	(936)
Other Commercial Mortgage-Backed Securities	2	5,302	(617)	6	14,560	(1,980)	8	19,862	(2,597)
Asset Backed Securities	13	42,173	(2,984)	41	97,210	(12,185)	54	139,383	(15,169)
Collateralized Mortgage Obligations	35	66,362	(4,500)	50	110,260	(9,659)	85	176,622	(14,159)
States and Political Subdivisions	73	112,564	(19,706)	91	115,382	(33,901)	164	227,946	(53,607)
Corporate Notes	8	23,285	(2,965)	13	38,448	(6,052)	21	61,733	(9,017)
Total Debt Securities	153	$284,547	$(32,266)	298	$506,981	$(77,468)	451	$791,528	$(109,734)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an allowance for credit losses, (“ACL”), on its investment securities during the quarter ended September 30, 2023 or the year ended December 31, 2022. The Company did not have any credit related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of September 30, 2023, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. However, management may from time to time consider sales for strategic reasons that would be holistically beneficial to the bank. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
As of September 30, 2023, management believes the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the three and nine months ended September 30, 2023 and 2022, the Company had no credit related impairment.
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Commercial
Commercial Real Estate	$1,688,947	$1,470,562
Commercial and Industrial	264,329	309,792
Total Commercial Loans	1,953,276	1,780,354
Consumer
Residential Mortgages	738,368	657,948
Other Consumer	36,487	44,562
Total Consumer Loans	774,855	702,510
Construction	377,576	353,553
Other	305,233	312,496
Total Portfolio Loans	3,410,940	3,148,913
Loans Held-for-Sale	—	—
Total Loans	$3,410,940	$3,148,913
Loan Restructurings
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
A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis if the commitment is $1.0 million or greater and/or based on management’s discretion; otherwise, the restructured loan remains in the appropriate segment in the ACL model. For a discussion with respect to reserve calculations regarding individually evaluated loans refer to the “Nonrecurring Basis” section in Note 6, Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE (continued)
The following table shows the amortized cost basis as of September 30, 2022 for the loans restructured during the three and nine months ended September 30, 2022 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

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
(1)Excludes accrued interest receivable of $0.1 thousand and $0.9 thousand at September 30, 2022 for restructured loans during the three and nine months ended September 30, 2022.
The Company had no loans that were restructured during the three and nine months ended September 30, 2023. During the third quarter of 2022 the Bank modified a construction loan and considered it a restructured loan as a result of financial difficulty. The borrower is a single family home builder. The purpose of the loan was to finance the construction of a speculative home. The loan matured and was incomplete. The Bank extended the maturity and completion date for five (5) months in order to provide time to complete and sell the home. However, the Bank became aware of a mechanic’s lien filed by one of the borrower’s subcontractors. This issue was resolved and the loan was restored to accrual status on September 30, 2022. Subsequently, the home was sold and the Bank was paid in full on December 9, 2022. This loan was not considered significant and remained in the general pool of the Bank’s ACL model for reserve purposes until it was paid in full. These loans are not considered significant and are included in the Bank’s ACL model in the general pool of the construction and commercial real estate (“CRE”) segments for reserve purposes.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the three and nine months ended September 30, 2023 and September 30, 2022, respectively, the Company had no modifications to borrowers experiencing financial difficulty to report.
At both September 30, 2023 and September 30, 2022, the Bank had no commitments to lend any additional funds on restructured loans. At both September 30, 2023 and September 30, 2022 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification.
As of September 30, 2023 and December 31, 2022, the Bank had $1.2 million of residential real estate loans in the process of foreclosure. We also had $20 thousand at September 30, 2023 and $133 thousand at December 31, 2022 in residential real estate loans included in other real estate owned (“OREO”).

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Company’s financial instruments over the life of those instruments as of the balance sheet date. The Company develops and documents a systematic ACL methodology based on the following portfolio segments: 1) CRE, 2) Commercial and Industrial, (“C&I”), 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
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
The ACL reserve for the Other segment is based on a discounted cash flow methodology and reserves will fluctuate based on expected cash flow changes in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
acquisition loans without a defined source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of a financial obligations. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018.
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
•A sampling review of Executive Loan Committee modifications, including new and existing loans to provide perspective on the appropriateness of the modification in relation to established policies and procedures;
•A sampling review of non-organic commercial loans and those commercial loans approved outside of the Executive Loan Committee; and
•Focus reviews of various segments to evaluate emerging risk rather than individual loan risk. Focus reviews are performed annually on a rotational basis.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	September 30, 2023
	Risk Rating
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$224,524	$441,066	$196,432	$148,493	$125,716	$520,018	$30,467	$1,686,716
Special Mention	—	—	209	—	—	77	—	286
Substandard	—	—	—	—	—	1,945	—	1,945
Total Commercial Real Estate	$224,524	$441,066	$196,641	$148,493	$125,716	$522,040	$30,467	$1,688,947
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$825	$18,601	$39,365	$26,094	$7,089	$143,652	$25,790	$261,416
Special Mention	—	—	—	2,838	—	—	—	2,838
Substandard	—	—	—	25	28	3	19	75
Total Commercial and Industrial	$825	$18,601	$39,365	$28,957	$7,117	$143,655	$25,809	$264,329
YTD Gross Charge-offs	$—	$—	$45	$—	$6	$—	$—	$51

Residential Mortgages
Pass	$47,097	$232,769	$193,959	$79,454	$44,984	$99,337	$36,989	$734,589
Special Mention	—	—	—	—	—	527	—	527
Substandard	—	—	1,142	—	861	999	250	3,252
Total Residential Mortgages	$47,097	$232,769	$195,101	$79,454	$45,845	$100,863	$37,239	$738,368
YTD Gross Charge-offs	$—	$—	$136	$—	$—	$67	$—	$203

Other Consumer
Pass	$23,004	$5,419	$2,989	$4,430	$43	$201	$359	$36,445
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	15	24	—	—	3	—	42
Total Other Consumer	$23,004	$5,434	$3,013	$4,430	$43	$204	$359	$36,487
YTD Gross Charge-offs	$163	$1,092	$574	$63	$118	$29	$—	$2,039

Construction
Pass	$63,243	$156,134	$123,455	$13,668	$3,936	$7,232	$6,827	$374,495
Special Mention	—	—	—	—	—	62	—	62
Substandard	—	65	—	2,090	—	864	—	3,019
Total Construction	$63,243	$156,199	$123,455	$15,758	$3,936	$8,158	$6,827	$377,576
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

Other
Pass	$—	$—	$—	$—	$—	$3,320	$—	$3,320
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,233	$—	$305,233
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$358,693	$853,989	$556,200	$272,139	$181,768	$773,760	$100,432	$3,096,981
Special Mention	—	—	209	2,838	—	666	—	3,713
Substandard	—	80	1,166	2,115	889	305,727	269	310,246
Total Portfolio Loans	$358,693	$854,069	$557,575	$277,092	$182,657	$1,080,153	$100,701	$3,410,940
Current YTD Period:
YTD Gross Charge-offs	$163	$1,092	$755	$63	$124	$138	$—	$2,335

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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented:

	September 30, 2023
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$224,524	$441,066	$196,641	$148,493	$125,716	$520,775	$30,467	$1,687,682
Nonperforming	—	—	—	—	—	1,265	—	1,265
Total Commercial Real Estate	$224,524	$441,066	$196,641	$148,493	$125,716	$522,040	$30,467	$1,688,947
Commercial and Industrial
Performing	$825	$18,601	$39,365	$28,932	$7,094	$143,652	$25,790	$264,259
Nonperforming	—	—	—	25	23	3	19	70
Total Commercial and Industrial	$825	$18,601	$39,365	$28,957	$7,117	$143,655	$25,809	$264,329
Residential Mortgages
Performing	$47,097	$232,769	$195,101	$79,454	$44,984	$99,897	$36,989	$736,291
Nonperforming	—	—	—	—	861	966	250	2,077
Total Residential Mortgages	$47,097	$232,769	$195,101	$79,454	$45,845	$100,863	$37,239	$738,368
Other Consumer
Performing	$23,004	$5,419	$3,009	$4,430	$43	$201	$359	$36,465
Nonperforming	—	15	4	—	—	3	—	22
Total Other Consumer	$23,004	$5,434	$3,013	$4,430	$43	$204	$359	$36,487
Construction
Performing	$63,243	$156,199	$123,455	$13,668	$3,936	$7,294	$6,827	$374,622
Nonperforming	—	—	—	2,090	—	864	—	2,954
Total Construction	$63,243	$156,199	$123,455	$15,758	$3,936	$8,158	$6,827	$377,576
Other
Performing	$—	$—	$—	$—	$—	$3,320	$—	$3,320
Nonperforming	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,233	$—	$305,233
Total Portfolio Loans
Performing	$358,693	$854,054	$557,571	$274,977	$181,773	$775,139	$100,432	$3,102,639
Nonperforming	—	15	4	2,115	884	305,014	269	308,301
Total Portfolio Loans	$358,693	$854,069	$557,575	$277,092	$182,657	$1,080,153	$100,701	$3,410,940

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2022
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$418,939	$186,444	$139,148	$130,521	$225,416	$336,441	$31,349	$1,468,258
Nonperforming	—	—	—	—	2,106	198	—	2,304
Total Commercial Real Estate	$418,939	$186,444	$139,148	$130,521	$227,522	$336,639	$31,349	$1,470,562
Commercial and Industrial
Performing	$23,104	$47,147	$38,706	$9,022	$10,639	$157,271	$23,699	$309,588
Nonperforming	—	46	—	18	97	2	41	204
Total Commercial and Industrial	$23,104	$47,193	$38,706	$9,040	$10,736	$157,273	$23,740	$309,792
Residential Mortgages
Performing	$200,725	$184,718	$81,446	$50,770	$71,313	$40,362	$25,349	$654,683
Nonperforming	—	1,212	—	865	219	969	—	3,265
Total Residential Mortgages	$200,725	$185,930	$81,446	$51,635	$71,532	$41,331	$25,349	$657,948
Other Consumer
Performing	$24,100	$10,045	$7,323	$1,999	$512	$276	$299	$44,554
Nonperforming	—	6	1	—	1	—	—	8
Total Other Consumer	$24,100	$10,051	$7,324	$1,999	$513	$276	$299	$44,562
Construction
Performing	$149,535	$117,466	$41,808	$4,938	$25,615	$7,271	$6,056	$352,689
Nonperforming	—	—	—	—	—	864	—	864
Total Construction	$149,535	$117,466	$41,808	$4,938	$25,615	$8,135	$6,056	$353,553
Other
Performing	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Total Portfolio Loans
Performing	$816,403	$545,820	$308,431	$197,250	$407,545	$780,067	$86,752	$3,142,268
Nonperforming	—	1,264	1	883	2,423	2,033	41	6,645
Total Portfolio Loans	$816,403	$547,084	$308,432	$198,133	$409,968	$782,100	$86,793	$3,148,913
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	September 30, 2023
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Past Due 90+ Days Still Accruing	Total Loans Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,686,768	$234	$—	$234	$680	$914	$1,265	$1,688,947
Commercial and Industrial	264,197	57	5	62	—	62	70	264,329
Residential Mortgages	734,012	2,079	200	2,279	—	2,279	2,077	738,368
Other Consumer	36,033	249	183	432	—	432	22	36,487
Construction	374,574	—	48	48	—	48	2,954	377,576
Other	3,320	—	—	—	—	—	301,913	305,233
Total	$3,098,904	$2,619	$436	$3,055	$680	$3,735	$308,301	$3,410,940

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
The Company had one loan totaling $0.7 million that was past due 90 days or more and still accruing at September 30, 2023 and none at December 31, 2022. Since this CRE loan was well secured and in process of collection, it was maintained on accrual status and has since been paid in full as of the filing of this Form 10-Q. Otherwise, loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days and still accruing decreased $1.8 million to $3.1 million at September 30, 2023 compared to December 31, 2022 primarily in the construction category related to one $2.1 million residential construction relationship that moved to nonaccrual during the first quarter of 2023 and two credits totaling $1.1 million at December 31, 2022 which moved to current status. Loans past due 30 to 89 days increased $1.8 million in the residential mortgage category primarily due to two credits totaling $1.6 million migrating from current to past due status.
Nonperforming loans increased significantly during the nine months ended September 30, 2023 compared to December 31, 2022 due to $301.9 million commercial loans in the Other segment, related to the Company’s largest lending relationship, transferred to nonaccrual status due to loan maturities and failure to pay in full.
There were no nonaccrual or past due loans related to loans held-for-sale at September 30, 2023 or December 31, 2022.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment for the periods presented:

	September 30, 2023
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$—	$1,265	$1,265	$680
Commercial and Industrial	—	70	70	—
Residential Mortgages	—	2,077	2,077	—
Other Consumer	—	22	22	—
Construction	2,090	864	2,954	—
Other	—	301,913	301,913	—
Total	$2,090	$306,211	$308,301	$680

	December 31, 2022
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$—	$2,304	$2,304	$—
Commercial and Industrial	—	204	204	—
Residential Mortgages	—	3,265	3,265	—
Other Consumer	—	8	8	—
Construction	—	864	864	—
Other	—	—	—	—
Total	$—	$6,645	$6,645	$—

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, we believe delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, we automatically transfer loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as Restructured Loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or more unless we elect to maintain the loan in the general pool. During the three and nine months ended September 30, 2023 and September 30, 2022, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.
The following table presents the amortized cost basis of individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported as provision for credit loss on loans in the period of change.

	September 30, 2023			December 31, 2022
(Dollars in Thousands)	Collateral	Discounted Cash Flow	Total	Collateral
Commercial Real Estate	$—	$—	$—	$2,106
Commercial and Industrial	—	—	—	—
Residential Mortgages	—	—	—	1,212
Other Consumer	—	—	—	—
Construction	2,090	—	2,090	—
Other	—	301,913	301,913	—
Total	$2,090	$301,913	$304,003	$3,318

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$19,144	$3,293	$10,386	$1,058	$6,603	$53,660	$94,144
Provision (Recovery) for Credit Losses on Loans	346	(256)	356	515	144	—	1,105
Charge-offs	—	(50)	(133)	(731)	—	—	(914)
Recoveries	—	—	10	129	—	—	139
Net (Charge-offs)/Recoveries	—	(50)	(123)	(602)	—	—	(775)
Balance at End of Period	$19,490	$2,987	$10,619	$971	$6,747	$53,660	$94,474

	Nine Months Ended September 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	1,498	(947)	1,919	1,346	(153)	(1,058)	2,605
Charge-offs	—	(51)	(203)	(2,039)	(42)	—	(2,335)
Recoveries	—	5	12	335	—	—	352
Net (Charge-offs)/Recoveries	—	(46)	(191)	(1,704)	(42)	—	(1,983)
Balance at End of Period	$19,490	$2,987	$10,619	$971	$6,747	$53,660	$94,474

	Three Months Ended September 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,808	$5,688	$5,155	$1,719	$6,832	$60,779	$97,981
(Recovery) Provision for Credit Losses on Loans	(433)	1,542	466	206	1,856	(3,714)	(77)
Charge-offs	—	(3,432)	—	(418)	—	—	(3,850)
Recoveries	—	—	1	109	—	—	110
Net (Charge-offs)/Recoveries	—	(3,432)	1	(309)	—	—	(3,740)
Balance at End of Period	$17,375	$3,798	$5,622	$1,616	$8,688	$57,065	$94,164

	Nine Months Ended September 30, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision (Recovery) for Credit Losses on Loans	78	3,118	1,202	1,035	1,600	(4,666)	2,367
Charge-offs	—	(3,432)	(45)	(1,244)	—	—	(4,721)
Recoveries	—	1	97	332	149	—	579
Net (Charge-offs)/Recoveries	—	(3,431)	52	(912)	149	—	(4,142)
Balance at End of Period	$17,375	$3,798	$5,622	$1,616	$8,688	$57,065	$94,164

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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At September 30, 2023 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	September 30, 2023
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$13,104	$13,104	$—	$—
U.S. Government Agency Securities	47,742	—	47,742	—
Residential Mortgage-Backed Securities	97,562	—	97,562	—
Commercial Mortgage-Backed Securities	33,328	—	33,328	—
Other Commercial Mortgage-Backed Securities	21,104	—	21,104	—
Asset Backed Securities	137,075	—	137,075	—
Collateralized Mortgage Obligations	163,306	—	163,306	—
States and Political Subdivisions	222,644	—	222,644	—
Corporate Notes	57,524	—	50,113	7,411
Total Securities Available-for-Sale	793,389	13,104	772,874	7,411
Derivatives	25,296	—	25,296	—
Total	$818,685	$13,104	$798,170	$7,411

Liabilities
Derivatives	$24,775	$—	$24,775	$—
Total	$24,775	$—	$24,775	$—

	December 31, 2022
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$17,866	$17,866	$—	$—
U.S. Government Agency Securities	49,764	—	49,764	—
Residential Mortgage-Backed Securities	103,685	—	103,685	—
Commercial Mortgage-Backed Securities	34,675	—	34,675	—
Other Commercial Mortgage-Backed Securities	22,399	2,538	19,861	—
Asset Backed Securities	141,383	4,996	136,387	—
Collateralized Mortgage Obligations	176,622	—	176,622	—
States and Political Subdivisions	228,146	—	228,146	—
Corporate Notes	61,733	—	54,216	7,517
Total Securities Available-for-Sale	836,273	25,400	803,356	7,517
Derivatives	22,974	—	22,974	—
Total	$859,247	$25,400	$826,330	$7,517

Liabilities
Derivatives	$22,543	$—	$22,543	$—
Total	$22,543	$—	$22,543	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.4 million that are considered to be Level 3 securities at September 30, 2023 and total $7.5 million at December 31, 2022. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	September 30, 2023
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$3,765	$3,765
Individually Evaluated Loans	$—	$—	$—	$—

	December 31, 2022
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$8,393	$8,393
Individually Evaluated Loans	$—	$—	$2,649	$2,649
The Company had no individually evaluated loans measured at fair value on a nonrecurring basis as of September 30, 2023. Individually evaluated loans had a net carrying amount of $2.6 million at December 31, 2022 with a valuation allowance of $0.7 million. The Company’s largest lending relationship is classified as an individually evaluated loan with a net carrying amount totaling $248.3 million. The Company utilized various cash flow assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $53.6 million at September 30, 2023.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3.8 million as of September 30, 2023, compared with $8.4 million at December 31, 2022, primarily due to sales and payments. There were $0.9 million write-downs recorded on OREO for the nine months ended September 30, 2023 and $0.6 million for the same periods in 2022.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	September 30, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
OREO	$1,683	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	1,939	Discounted Internal Valuations	Management's Subject Discount	0.0% - 23.6%	11.9%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Total OREO	$3,765

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$858	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs	14.2%	14.2%
Individually Evaluated Loans	$1,791	Discounted Appraisals	Estimated Selling Costs	6.0%	6.0%
Total Individually Evaluated Loans	$2,649

OREO	$7,323	Appraisals	Estimated Selling Costs	10.0%	10.0%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	927	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	0.0% - 5.0%	0.7%
Total OREO	$8,393
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
The carrying values and estimated fair values of our financial instruments at September 30, 2023 and December 31, 2022 are presented in the following tables. Fair values for September 30, 2023 and December 31, 2022 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at September 30, 2023
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$55,398	$37,960	$17,438	$—	$55,398
Securities Available-for-Sale	793,389	13,104	772,874	7,411	793,389
Portfolio Loans, net	3,316,466	—	—	3,208,543	3,208,543
Federal Home Loan Bank Stock, at Cost	27,361	—	—	NA	NA
Other Assets- Interest Rate Derivatives	25,296	—	25,296	—	25,296
Accrued Interest Receivable	17,713	39	5,401	12,273	17,713

Financial Liabilities:
Deposits	$3,556,189	$661,454	$1,383,181	$1,515,311	$3,559,946
Other Liabilities- Interest Rate Derivatives	24,775	—	24,775	—	24,775
FHLB Borrowings	514,135	—	—	512,282	512,282
Accrued Interest Payable	6,930	—	—	6,930	6,930

		Fair Value Measurements at December 31, 2022
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$46,869	$42,364	$4,505	$—	$46,869
Securities Available-for-Sale	836,273	25,400	803,356	7,517	836,273
Portfolio Loans, net	3,055,061	—	—	2,955,489	2,955,489
Federal Home Loan Bank Stock, at Cost	9,740	—	—	NA	NA
Other Assets- Interest Rate Derivatives	22,974	—	22,974	—	22,974
Accrued Interest Receivable	19,346	138	4,903	14,305	19,346

Financial Liabilities:
Deposits	$3,630,333	$703,334	$1,665,473	$1,264,659	$3,633,466
Other Liabilities- Interest Rate Derivatives	22,543	—	22,543	—	22,543
FHLB Borrowings	180,550	—	—	180,569	180,569
Federal Funds Purchased	17,870	—	17,870	—	17,870
Accrued Interest Payable	2,294	—	—	2,294	2,294

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Value of Derivative Assets (Included in Other Assets)
	September 30, 2023			December 31, 2022
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	6	$899	$5	1	$200	$1
Interest Rate Swap Contracts – Commercial Loans	58	390,408	25,291	62	432,984	22,973
Total Derivatives not Designated as Hedging Instruments	64	$391,307	$25,296	63	$433,184	$22,974

	Fair Value of Derivative Liabilities (Included in Other Liabilities)
	September 30, 2023			December 31, 2022
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	6	$899	$5	1	$200	$1
Interest Rate Swap Contracts – Commercial Loans	58	390,408	24,770	62	432,984	22,542
Total Derivatives not Designated as Hedging Instruments	64	$391,307	$24,775	63	$433,184	$22,543

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income (loss) recognized on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$(1)	$2	$4	$20
Forward Sale Contracts – Mortgage Loans	1	(2)	(4)	(20)
Interest Rate Swap Contracts – Commercial Loans	234	295	90	738
Total Derivative Income	$234	$295	$90	$738

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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(Dollars in Thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$25,291	$22,973	$24,770	$22,542
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	25,291	22,973	24,770	22,542
Gross Amounts Not Offset	—	—	—	—
Net Amount	$25,291	$22,973	$24,770	$22,542
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Noninterest-Bearing Demand	$661,454	$703,334
Interest-Bearing Demand	469,904	496,948
Money Market	426,172	484,238
Savings	487,105	684,287
Certificates of Deposits	1,511,554	1,261,526
Total	$3,556,189	$3,630,333
All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, made permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposits that exceed the FDIC Insurance limit at September 30, 2023 and December 31, 2022 were $248.9 million and $159.0 million, respectively.
At September 30, 2023 and December 31, 2022, total brokered deposits (excluding the CDARS and ICS two-way) were $20.0 million and zero, respectively.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	September 30, 2023
3 Months or Less	$217,569
Over 3 Months through 12 Months	765,980
Over 1 Year Through 3 Years	456,579
Over 3 Years	71,426
Total	$1,511,554

Overdrafts reclassified to loans were $0.2 million at September 30, 2023 and $0.3 million at December 31, 2022.

NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $514.1 million Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2023 and $180.6 million at December 31, 2022. FHLB borrowings include both fixed rate and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were 21.2% and 33.4% of total borrowings at September 30, 2023 and December 31, 2022, respectively. Total loans pledged as collateral were $1.5 billion at both September 30, 2023 and December 31, 2022, respectively. There were no securities available-for-sale pledged as collateral at both September 30, 2023 and December 31, 2022. The Company is eligible to borrow up to an additional $357.6 million based upon current qualifying collateral and has a maximum borrowing capacity of approximately $1.1 billion, or 25.0% of the Company’s assets, as of September 30, 2023. The Company had the capacity to borrow up to an additional $676.7 million from the FHLB at December 31, 2022.
The Company had no overnight federal funds purchased in September 30, 2023 and $17.9 million in December 31, 2022. The available borrowing capacity under unsecured lines of credit with corresponding banks was $145.0 million and $127.1 million at September 30, 2023 and December 31, 2022, respectively.
The following table represents the balance of FHLB borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
FHLB Borrowings	$514,135	$180,550
Weighted Average Interest Rate	5.29%	4.48%
FHLB Availability	$357,583	$676,746
The following table represents the balance of federal funds purchased and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Federal Fund Purchased	$—	$17,870
Weighted Average Interest Rate	—%	4.65%
Federal Funds Purchased Availability	$145,000	$127,130
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to September 30, 2023 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$444,135	5.49%
2 years	25,000	4.13%
3 years	45,000	3.96%
4 years	—	—%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$514,135	5.29%
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $751.1 million at September 30, 2023 and $630.6 million at December 31, 2022, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $374.9 million, or 49.9% and $373.2 million, or 59.2%, of the commitments to extend credit at September 30, 2023 and December 31, 2022, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $21.6 million at September 30, 2023 and $25.7 million at December 31, 2022.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Commitments to Extend Credit	$751,113	$630,619
Standby and Performance Letters of Credit	21,611	25,739
Total	$772,724	$656,358
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at Beginning of Period	$2,736	$1,816	$2,292	$1,783
(Recovery) Provision for Unfunded Commitments	(130)	157	314	190
Balance at End of Period	$2,606	$1,973	$2,606	$1,973
Amounts are added or subtracted to the provision for unfunded commitments through a charge or credit to current earnings in the provision for unfunded commitments.
Litigation
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. The Company may enter into settlement discussions in some legal or administrative proceedings, if it believes it is in the Company’s best interests to do so. Other than as set forth below, as of September 30, 2023, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
The Bank is engaged in a variety of collection proceedings against various related entities that are owned and/or controlled by James C. Justice, II, Cathy L Justice and James C. Justice, III (such entities, the “Justice Entities” and collectively with the individuals, the “Defendants”). On April 20, 2023 and May 15, 2023, the Bank filed in the Circuit Court of the City of Martinsville, Virginia confessions of judgment against the Defendants with respect to amounts owed on matured promissory notes made or guaranteed by the Defendants with an aggregate principal balance of approximately $301.9 million. On May 12, 2023 and June 7, 2023, the Defendants filed motions to set aside the confessions of judgment on the basis that the Bank allegedly (i) violated anti-tying provisions of the Bank Holding Company Act of 1956, as amended, (ii) breached contractual

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
obligations and fiduciary duties to the Defendants and (iii) tortiously interfered with the Defendants’ business expectancies and relationships, among other allegations.
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
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE LOSS
The following table presents the change in components of other comprehensive loss for the periods presented, net of tax effects:

(Dollars in Thousands)	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net Unrealized Losses Arising during the period	$(14,773)	$3,197	$(11,576)	$(33,326)	$6,999	$(26,327)
Reclassification Adjustment for Losses included in Net Income	1	—	1	4	(1)	3
Other Comprehensive Loss	$(14,772)	$3,197	$(11,575)	$(33,322)	$6,998	$(26,324)

(Dollars in Thousands)	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Pre-Tax Amount		Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Losses Arising during the period	$(10,176)		$2,224	$(7,952)	$(111,360)	$23,386	$(87,974)
Reclassification Adjustment for Losses (Gains) included in Net Income	10		(2)	8	(48)	10	(38)
Other Comprehensive Loss	$(10,166)	$4,615	$2,222	$(7,944)	$(111,408)	$23,396	$(88,012)
NOTE 12 – STOCK REPURCHASE PLAN
On March 29, 2023, the Company announced that its Board of Directors (the “Board”) has authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months, (the “2023 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on April 24, 2023. The 2023 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2023 Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2023 Program is authorized through May 1, 2024, although it may be modified or terminated by the Board at any time. The 2023 Program does not obligate the Company to purchase any particular number of shares, and was exhausted as of August 31, 2023. During the three months ended September 30, 2023, the remainder of 416,176 shares of common stock had been repurchased under this program at a total cost of $6.0 million, or an average price of $14.43 per share.
Previously on June 28, 2022, the Company announced that its Board authorized, effective August 1, 2022, a common share repurchase program to purchase up to 750,000 shares of the Company’s common stock in the aggregate over a period of twelve months, subject to non-objection from the Federal Reserve Bank of Richmond, which was received in July 2022 (the “2022 Program”). The 2022 Program authorized the purchase of the Company’s common stock in open market transactions or

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – STOCK REPURCHASE PLAN – (continued)
privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Exchange Act. The authorization permitted management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The 2022 Program was originally authorized through August 1, 2023, did not obligate the Company to purchase any particular number of shares, and was exhausted as of March 10, 2023.
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
NOTE 13 – PROVISION FOR INCOME TAXES
The following is a reconciliation of the differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$925	21.0	$4,077	21.0	$6,428	21.0	$8,954	21.0
State Income Tax, net of Federal Benefit	48	1.1	208	1.1	468	1.5	470	1.1
Tax-exempt Interest, net of Disallowance	(170)	(3.9)	(214)	(1.1)	(548)	(1.8)	(667)	(1.6)
Federal Tax Credits, net of Basis Reduction	(556)	(12.6)	790	4.1	(1,665)	(5.4)	(317)	(0.7)
Tax Credit Investment Amortization, net of Federal Benefit	379	8.6	—	—	1,136	3.7	—	—
Change in Valuation Allowance	—	—	219	1.1	—	—	(61)	(0.1)
Income from Bank Owned Life Insurance	(73)	(1.7)	(72)	(0.4)	(216)	(0.7)	(212)	(0.5)
Interim Period Effective Tax Rate Adjustment	321	7.3	6	—	(276)	(0.9)	(49)	(0.1)
Other	(94)	(2.1)	(5)	—	11	—	12	—
Income Tax Provision and Effective Income Tax Rate	$780	17.7	$5,009	25.8	$5,338	17.4	$8,130	19.1
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the HTC program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of September 30, 2023, the Company recognized $2.2 million in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
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
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of September 30, 2023, the Company has not recognized any non-income-tax-related activity from its HTC investments.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help reader understand Carter Bankshares, Inc., our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and nine month periods ended September 30, 2023 and September 30, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
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
•changes in trade, monetary and fiscal policies and laws of the U.S. Government, including policies of the Federal Reserve, FDIC and U.S. Department of the Treasury (the “Treasury Department”);

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
•rapid technological developments and changes;
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
•the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, war and other military conflicts (such as the war between Israel and Hamas and the ongoing war between Russia and Ukraine) or public health events (such as the COVID-19 pandemic), and of any governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
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
•expansions or consolidations in the Company’s branch network, including any anticipated benefits of the Company’s ongoing branch network optimization project are not fully realized in a timely manner or at all;
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
Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, and any of our subsequent filings with the Securities and Exchange Commission (“SEC”). All risk factors and uncertainties described herein and therein should be considered in evaluating the Company’s forward-looking statements. Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are prepared. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.

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
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2023 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.5 billion at September 30, 2023. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a FDIC insured, Virginia state-chartered bank, which operates 64 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
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
The Company’s Board of Directors and management believe that the Bank is at a turning point in its evolution and transformation. The Company’s goal will be to shift from restructuring the balance sheet to pursuing a prudent growth strategy when appropriate. We believe this strategy will be primarily targeted at organic growth, but will also consider opportunistic acquisitions that fit this strategic vision. We believe this initiative is viable given the Bank’s strong capital and liquidity positions. In addition to loan and deposit growth, the Company will seek to increase fee income while closely monitoring operating expenses.
The Company is focused on executing this strategy to successfully build our new brand and grow our business in our current markets as well as any new markets we may enter. As part of executing this strategy, the Company continues to dedicate significant resources to resolve the Company’s nonaccrual loans, the significant majority of which are related to a single large lending relationship at September 30, 2023, in a manner that best protects the Company and its shareholders.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended September 30, 2023
•Net interest income decreased $10.3 million, or 27.4%, to $27.4 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a $9.3 million negative impact on interest income caused by placing the Bank’s largest lending relationship in nonaccrual status during the three months ended June 30, 2023 and by an increase of 194 basis points in funding costs, offset by an increase of 31 basis points in the yield on earning assets due to the rising interest rate environment;
•The provision for credit losses increased $1.2 million to $1.1 million for the three months ended September 30, 2023, compared to the same period in 2022;
•Total noninterest expense increased $3.8 million to $27.3 million for the three months ended September 30, 2023 compared to the same period in 2022; and
•Provision for income taxes decreased $4.2 million to $0.8 million for the three months ended September 30, 2023 compared to $5.0 million for the same period in 2022 was primarily due to the decrease in pre-tax income due to the Company’s largest lending relationship moving into nonaccrual status during the three months ended June 30, 2023.
Highlights for the Nine Months Ended September 30, 2023

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•Net interest income decreased $3.5 million, or 3.6%, to $94.9 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase of 142 basis points in funding costs, partially offset by an increase of 79 basis points in the yield on earning assets due to the rising interest rate environment and the negative impact of placing the Bank’s largest lending relationship in nonaccrual status during the three months ended June 30, 2023;
•The provision for credit losses increased $0.2 million to $2.6 million for the nine months ended September 30, 2023, compared to the same period in 2022;
•Total noninterest income decreased $1.1 million to $15.0 million for the nine months ended September 30, 2023 compared to the same period in 2022;
•Total noninterest expense increased $7.0 million to $76.4 million for the nine months ended September 30, 2023 compared to the same period in 2022; and
•Provision for income taxes decreased $2.8 million to $5.3 million for the nine months ended September 30, 2023 compared to the same period in 2022.
Balance Sheet Highlights (period-end balances, September 30, 2023 compared to December 31, 2022)
•The securities portfolio decreased $42.9 million and is currently 17.8% of total assets compared to 19.9% of total assets;
•Total portfolio loans increased $262.0 million, or 11.1%, on an annualized basis, primarily due to loan growth in the commercial real estate (“CRE”), residential mortgage and construction segments during the nine months ended September 30, 2023;
•The portfolio loans to deposit ratio was 95.9%, compared to 86.7%, due to loan growth;
•Nonperforming loans as a percentage of total portfolio loans were 9.04% compared to 0.21%. The significant increase is due to loans contained in the Other segment with an aggregate principal balance of $301.9 million that were placed into nonaccrual status due to loan maturities and failure to pay in full during the second quarter of 2023. These loans comprise 97.9% of nonperforming loans at September 30, 2023;
•Total deposits decreased $74.2 million or 2.0% to $3.6 billion at September 30, 2023 due to a decrease of $324.2 million in all deposit categories except CDs, which increased $250.0 million; and
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 2.77% compared to 2.98%. The ACL on portfolio loans totaled $94.5 million at September 30, 2023, compared to $93.9 million at December 31, 2022.
The Company reported net income of $3.6 million or $0.16 diluted earnings per common share (“EPS”) for the three months ended September 30, 2023 and $25.3 million, or $1.07 diluted EPS for the nine months ended September 30, 2023 compared to net income of $14.4 million, or $0.59 diluted EPS and $34.5 million, or $1.38 diluted EPS, for the same periods in 2022.
The Company’s financial results for the three and nine months ended September 30, 2023, compared to the same periods in 2022, were significantly impacted by placing commercial loans with an aggregate principal value of $301.9 million in the Other segment of the Bank’s loan portfolio on nonaccrual status due to loan maturities and failure to pay in full. This nonaccrual classification had a $9.3 million and $20.6 million negative impact on interest income recognized by the Company for the three and nine months ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
PERFORMANCE RATIOS	2023	2022	2023	2022
Return on Average Assets	0.33%	1.38%	0.78%	1.12%
Return on Average Shareholders’ Equity	4.19%	16.75%	9.71%	12.80%
Portfolio Loans to Deposit Ratio	95.92%	81.36%	95.92%	81.36%
Allowance for Credit Losses to Total Portfolio Loans	2.77%	3.11%	2.77%	3.11%
Nonperforming Loans to Total Portfolio Loans	9.04%	0.23%	9.04%	0.23%

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
Total net interest income decreased $10.3 million to $27.4 million for the three months ended September 30, 2023 and decreased $3.5 million to $94.9 million for the nine months ended September 30, 2023 compared to the same periods in 2022. The decreases for the comparable periods was a result of the higher interest rate environment that benefited earning asset yields given the asset sensitive positioning of the balance sheet. The Company recognized higher yields on new loan originations and investment securities purchases, offset by the $9.3 million and $20.6 million negative impact on interest income related to the Company placing its largest lending relationship on nonaccrual status during the three and nine months ended September 30, 2023. Net interest income, on an FTE basis (non-GAAP), decreased $10.4 million to $27.6 million for the three months ended September 30, 2023 and decreased $3.6 million to $95.7 million for the nine months ended September 30, 2023, compared to $38.0 million and $99.3 million for the same periods in 2022, respectively.
For the three months ended September 30, 2023 the decrease in net interest income, on an FTE basis (non-GAAP) was driven by higher interest income of $6.5 million, offset by higher interest expense of $16.9 million compared to the same period last year. Net interest margin decreased 120 basis points and decreased 30 basis points to 2.52% and 2.98% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Net interest margin, on an FTE basis (non-GAAP), decreased 121 basis points and decreased 31 basis points to 2.54% and 3.00% for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively.
The Company’s net interest income and net interest margin will continue to be negatively impacted in future periods, by the Company’s largest lending relationship being placed on nonaccrual status. In addition, rising market interest rates have begun to increase the Company’s funding costs, which we believe will likely continue in future periods and which would negatively impact the Company’s net interest income and net interest margin in future periods.
During the nine months ended September 30, 2023, the Company’s yield on earning assets continued to benefit from the rising interest rate environment. However, during the fourth quarter of 2023, the impacts of rising yields on earning assets may not be sufficient to offset the negative impacts of increased funding costs in the rising rate environment and the negative impacts on interest income related to the Company’s largest lending relationship being placed in nonaccrual status.
Positively impacting the nine months ended September 30, 2023 was the asset sensitivity of our balance sheet. Yields on a large portion of our loan and securities portfolios adjust as rates rise at a quicker rate than the rates our deposits and other funding sources adjust. Yields on our loan portfolio consist of 24.5% floating rates and 41.3% variable rates, while 47.3% of the securities portfolio is floating rate and adjust as interest rates increase. This positively impacts revenue and helps mitigate increased funding costs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022
Interest Income (FTE)(Non-GAAP)
Interest and Dividend Income (GAAP)	$48,886	$42,327	$144,557	$111,966
Tax Equivalent Adjustment	247	279	768	870
Interest and Dividend Income (FTE) (Non-GAAP)	49,133	42,606	145,325	112,836
Average Earning Assets	$4,320,390	$4,024,880	$4,256,560	$4,006,788
Yield on Interest-earning Assets (GAAP)	4.49%	4.17%	4.54%	3.74%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	4.51%	4.20%	4.56%	3.77%

Net Interest Income (GAAP)	$27,394	$37,725	$94,890	$98,406
Tax Equivalent Adjustment	247	279	768	870
Net Interest Income (FTE) (Non-GAAP)	27,641	38,004	95,658	99,276
Average Earning Assets	$4,320,390	$4,024,880	$4,256,560	$4,006,788
Net Interest Margin (GAAP)	2.52%	3.72%	2.98%	3.28%
Net Interest Margin (FTE) (Non-GAAP)	2.54%	3.75%	3.00%	3.31%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$12,652	$172	5.39%	$25,151	$134	2.11%
Tax-Free Investment Securities(2)	27,594	203	2.92%	30,073	215	2.84%
Taxable Investment Securities	893,386	7,793	3.46%	942,571	5,466	2.30%
Total Securities	920,980	7,996	3.44%	972,644	5,681	2.32%
Tax-Free Loans(1)(2)	120,670	972	3.20%	141,082	1,115	3.14%
Taxable Loans(3)	3,243,663	39,578	4.84%	2,883,790	35,652	4.90%
Total Loans	3,364,333	40,550	4.78%	3,024,872	36,767	4.82%
Federal Home Loan Bank Stock	22,425	415	7.34%	2,213	24	4.30%
Total Interest-Earning Assets	4,320,390	$49,133	4.51%	4,024,880	$42,606	4.20%
Noninterest Earning Assets	88,805			109,307
Total Assets	$4,409,195			$4,134,187

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$475,939	$720	0.60%	$500,281	$462	0.37%
Money Market	430,954	2,495	2.30%	552,718	395	0.28%
Savings	504,697	140	0.11%	731,931	192	0.10%
Certificates of Deposit	1,486,165	11,973	3.20%	1,257,907	3,420	1.08%
Total Interest-Bearing Deposits	2,897,755	15,328	2.10%	3,042,837	4,469	0.58%
Federal Home Loan Bank Borrowings	447,287	5,986	5.31%	3,913	31	3.14%
Federal Funds Purchased	7,550	107	5.62%	3,432	23	2.66%
Other Borrowings	6,131	71	4.59%	6,326	79	4.95%
Total Borrowings	460,968	6,164	5.31%	13,671	133	3.86%
Total Interest-Bearing Liabilities	3,358,723	21,492	2.54%	3,056,508	4,602	0.60%
Noninterest-Bearing Liabilities	707,445			736,441
Shareholders' Equity	343,027			341,238
Total Liabilities and Shareholders' Equity	$4,409,195			$4,134,187
Net Interest Income(2)		$27,641			$38,004
Net Interest Margin(2)			2.54%			3.75%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$15,550	$587	5.05%	$64,858	$257	0.53%
Tax-Free Investment Securities(2)	28,189	618	2.93%	30,188	663	2.94%
Taxable Investment Securities	908,670	22,874	3.37%	959,456	13,650	1.90%
Total Securities	936,859	23,492	3.35%	989,644	14,313	1.93%
Tax-Free Loans(1)(2)	126,578	3,041	3.21%	147,372	3,484	3.16%
Taxable Loans(3)	3,158,888	117,235	4.96%	2,802,692	94,716	4.52%
Total Loans	3,285,466	120,276	4.89%	2,950,064	98,201	4.45%
Federal Home Loan Bank Stock	18,685	970	6.94%	2,222	66	3.97%
Total Interest-Earning Assets	4,256,560	$145,325	4.56%	4,006,788	$112,836	3.77%
Noninterest Earning Assets	92,613			128,105
Total Assets	$4,349,173			$4,134,893

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$485,605	$1,876	0.52%	$484,076	$1,082	0.30%
Money Market	440,700	5,607	1.70%	530,560	989	0.25%
Savings	570,538	456	0.11%	724,472	559	0.10%
Certificates of Deposit	1,388,773	26,690	2.57%	1,278,905	10,650	1.11%
Total Interest-Bearing Deposits	2,885,616	34,629	1.60%	3,018,013	13,280	0.59%
Federal Home Loan Bank Borrowings	380,023	14,461	5.09%	3,978	47	1.58%
Federal Funds Purchased	9,062	354	5.22%	2,168	27	1.67%
Other Borrowings	6,247	223	4.77%	5,637	206	4.89%
Total Borrowings	395,332	15,038	5.09%	11,783	280	3.18%
Total Interest-Bearing Liabilities	3,280,948	49,667	2.02%	3,029,796	13,560	0.60%
Noninterest-Bearing Liabilities	720,181			744,597
Shareholders' Equity	348,044			360,500
Total Liabilities and Shareholders' Equity	$4,349,173			$4,134,893
Net Interest Income(2)		$95,658			$99,276
Net Interest Margin(2)			3.00%			3.31%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.
Interest income increased $6.6 million and $32.6 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Interest income, on an FTE basis (non-GAAP), increased $6.5 million and $32.5 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The change was primarily due to increases in average interest-earning assets of $295.5 million and $249.8 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Also impacting the change was higher interest rate yields on interest-earning assets of 31 basis points and 79 basis points for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to the rising interest rate environment. These changes were offset by the negative impact of $9.3 million and $20.6 million for the three and nine months ended September 30, 2023, respectively, to interest income related to placing the Company’s largest lending relationship on nonaccrual status.
For the three and nine months ended September 30, 2023 compared to the same periods in 2022, average interest-bearing deposits with banks decreased $12.5 million and $49.3 million, respectively, as funds were deployed into higher yielding loans, and the average rate earned increased 328 basis points and 452 basis points, respectively. Average loan balances increased $339.5 million and $335.4 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. The average rate earned on loans decreased four basis points for the three months ended September 30, 2023 compared to the same period of 2022, primarily due to the negative impact of placing the Company’s largest lending relationship on nonaccrual status, and increased 44 basis points for the nine months ended September 30, 2023 compared to the same period in 2022.
Interest income was negatively impacted by placing the Company’s largest lending relationship on nonaccrual status during the second quarter of 2023, resulting in negative impacts to interest income of by $20.6 million since June 30, 2023, including $9.3

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
million in the third quarter of 2023 and $11.3 million in the second quarter of 2023. These negative impacts represented an estimated negative effect on the yield on earning assets of 85 basis points for the three months ended September 30, 2023 and 64 basis points for the nine months ended September 30, 2023.
At September 30, 2023 the loan portfolio was comprised of 24.5% floating rate loans which reprice monthly, 41.3% variable rate loans that reprice at least once during the life of the loan and 34.2% fixed rate loans that do not reprice during the life of the loan.
Average investment securities decreased $51.7 million and $52.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The average rate earned on investment securities increased 112 basis points and 142 basis points for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The change in investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal payments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of September 30, 2023, the securities portfolio was comprised of 47.3% variable rate securities with approximately 99.4% that will reprice at least once over the next 12 months. We believe having a significant percentage of variable rate securities is an important strategy during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate strategy is expected to limit the impact of rising rates on the Company’s unrealized losses on debt securities.
Interest expense increased $16.9 million and $36.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to increases in the cost of all interest-bearing liability categories, except savings accounts, in the higher rate environment. Also contributing to the increased interest expense is the shift to higher cost deposits and borrowings due to a decline and change in mix of deposits and the Company’s use of higher-cost borrowings to fund growth in the loan portfolio, including $145.1 million and $132.4 million declines in average interest-bearing deposits for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.
The cost of interest-bearing liabilities increased by 194 basis points and 142 basis points to 2.54% and 2.02% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Interest expense on deposits increased $10.9 million and $21.3 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to the rates on these deposits increasing 152 basis points and 101 basis points to 2.10% and 1.60%, respectively. The increases in rates for the three and nine months ended September 30, 2023 compared to the same periods last year included interest-bearing demand deposits up by 23 basis points and 22 basis points, respectively, money market accounts up by 202 basis points and 145 basis points, respectively, and CDs up by 212 basis points and 146 basis points, respectively, in response to competitive pressures from higher market rates compared to the same periods in 2022. The average rates paid on savings accounts increased by one basis point for both the three and nine months ended September 30, 2023 compared to the same periods in 2022.
The average balances on borrowings increased $447.3 million and $383.5 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. The cost of borrowings increased 145 basis points and 191 basis points for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, largely due to increased balances and the higher interest rate environment.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2023 Compared to September 30, 2022			Nine Months Ended September 30, 2023 Compared to September 30, 2022
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$(92)	$130	$38	$(332)	$662	$330
Tax-free Investment Securities(2)	(18)	6	(12)	(44)	(1)	(45)
Taxable Investment Securities	(299)	2,626	2,327	(758)	9,982	9,224
Total Securities	(317)	2,632	2,315	(802)	9,981	9,179
Tax-free Loans(1)(2)	(165)	22	(143)	(499)	56	(443)
Taxable Loans(1)	4,397	(471)	3,926	12,704	9,815	22,519
Total Loans	4,232	(449)	3,783	12,205	9,870	22,075
Federal Home Loan Bank Stock	363	28	391	821	83	904
Total Interest-Earning Assets	$4,186	$2,341	$6,527	$11,892	$20,597	$32,489

Interest Paid on:
Interest-Bearing Demand	$(23)	$281	$258	$3	$791	$794
Money Market	(106)	2,206	2,100	(195)	4,813	4,618
Savings	(62)	10	(52)	(122)	19	(103)
Certificates of Deposit	724	7,829	8,553	989	15,051	16,040
Total Interest-Bearing Deposits	533	10,326	10,859	675	20,674	21,349
Federal Home Loan Bank Borrowings	5,919	36	5,955	14,083	331	14,414
Federal Funds Purchased	44	40	84	196	131	327
Other Borrowings	(2)	(6)	(8)	22	(5)	17
Total Borrowings	5,961	70	6,031	14,301	457	14,758
Total Interest-Bearing Liabilities	6,494	10,396	16,890	14,976	21,131	36,107
Change in Net Interest Margin	$(2,308)	$(8,055)	$(10,363)	$(3,084)	$(534)	$(3,618)
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
The ACL to total portfolio loans was 2.77% of total portfolio loans at September 30, 2023, compared to 2.98% of total portfolio loans, at December 31, 2022. The provision for credit losses increased $1.2 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. The increase for the three and nine months ended September 30, 2023 in the provision for credit losses was primarily driven by loan growth and net charge-offs.
The (recovery) provision for unfunded commitments decreased $0.3 million to a recovery of $0.1 million and increased $0.1 million to a provision of $0.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 related to changes in real estate construction and pressure on the reserve rate.
Net charge-offs were $0.8 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, compared to $3.7 million and $4.1 million for the same periods in 2022. During the three months ended September 30, 2022, the Company charged-down $3.4 million on a $4.9 million purchased syndicated commercial and industrial loan and transferred $1.5 million to held-for-sale. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.09%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
and 0.08% for the three and nine months ended 2023, respectively, and 0.49% and 0.19% for the same periods in 2022, respectively. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Nonperforming loans (“NPLs”) increased at September 30, 2023 by $301.7 million to $308.3 million compared to $6.6 million at December 31, 2022. During the second quarter of 2023, the Company placed commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to a single lending relationship which has an aggregate principal amount of $301.9 million, on nonaccrual status due to loan maturities and failure to pay in full. The Other loan segment resulted in CECL of $51.3 million in connection with our adoption of Topic 326 “Financial Instruments - Credit Losses.” on January 1, 2021. As of September 30, 2023 and December 31, 2022, those Other segment reserves were $53.6 million and $54.7 million, respectively. As of September 30, 2023, the Company utilized discounted cash flow valuation techniques to evaluate the current condition of certain of the borrowers’ operating businesses and those borrowers’ capacity to repay, which resulted in specific reserves related to that single lending relationship. As a result, the classification of these commercial loans in nonaccrual status did not have a significant impact on the Company’s provision for credit losses during the three and nine months ended September 30, 2023. See the “Credit Quality” section of this MD&A for additional information regarding our NPLs and this lending relationship.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
(Losses) Gains on Sales of Securities, net	$(1)	$(4)	$3	75.0%	$(10)	$48	$(58)	(120.8)%
Service Charges, Commissions and Fees	1,783	1,750	33	1.9%	5,380	5,452	(72)	(1.3)%
Debit Card Interchange Fees	1,902	1,788	114	6.4%	5,941	5,570	371	6.7%
Insurance Commissions	868	876	(8)	(0.9)%	1,550	1,713	(163)	(9.5)%
Bank Owned Life Insurance Income	348	341	7	2.1%	1,028	1,009	19	1.9%
(Losses) Gains on Sales and Write-downs of Bank Premises, net	—	(4)	4	100.0%	—	342	(342)	(100.0)%
Commercial Loan Swap Fee Income	—	18	(18)	(100.0)%	114	774	(660)	(85.3)%
Other	370	470	(100)	(21.3)%	1,030	1,266	(236)	(18.6)%
Total Noninterest Income	$5,270	$5,235	$35	0.7%	$15,033	$16,174	$(1,141)	(7.1)%
Total noninterest income increased slightly to $5.3 million for the three months ended September 30, 2023 and decreased $1.1 million, or 7.1%, to $15.0 million for the nine months ended September 30, 2023 compared to the same periods in 2022. The slight increase for the three months ended September 30, 2023 compared to the same periods in 2022 was primarily related to a $0.1 million increase in debit card interchange fees due to higher interchange fee volume, offset by a $0.1 million decrease within other noninterest income related to a higher fair value adjustment of our interest rate swap contracts with commercial customers in the same quarter of 2022.
For the nine months ended September 30, 2023, the decrease in total noninterest income primarily related to a decrease of $0.7 million in commercial loan swap fee income due to the rising interest rate environment, and a decrease of $0.3 million related to losses on sales and write-downs of bank premises, net due to a $0.4 million eminent domain settlement on a previously closed branch in the first quarter of 2022. Also impacting the decrease from the year ago period included a decrease of $0.2 million in other noninterest income, $0.2 million decline in insurance commissions, as well as a decline of $0.1 million in service charges, commissions and fees. The decreases in insurance commissions and service charges on deposit accounts were primarily volume driven and the decrease in other noninterest income related to a higher fair value adjustment of our interest rate swap contracts with commercial customers in the first quarter of 2022. These decreases were offset by an increase of $0.4 million in debit card interchange fees due to higher interchange fee volume in the first nine months of 2023.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

	Three Months Ended September 30, 2023				Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and Employee Benefits	$13,956	$13,520	$436	3.2%	$41,257	$37,721	$3,536	9.4%
Occupancy Expense, net	3,547	3,412	135	4.0%	10,548	10,060	488	4.9%
FDIC Insurance Expense	1,368	543	825	151.9%	2,711	1,540	1,171	76.0%
Other Taxes	846	848	(2)	(0.2)%	2,436	2,471	(35)	(1.4)%
Advertising Expense	363	368	(5)	(1.4)%	1,133	874	259	29.6%
Telephone Expense	500	448	52	11.6%	1,339	1,390	(51)	(3.7)%
Professional and Legal Fees	1,512	1,310	202	15.4%	4,005	3,731	274	7.3%
Data Processing	1,076	833	243	29.2%	2,854	2,516	338	13.4%
Debit Card Expense	816	797	19	2.4%	2,066	2,089	(23)	(1.1)%
Tax Credit Amortization	—	(764)	764	100.0%	—	466	(466)	(100.0)%
Other	3,298	2,148	1,150	53.5%	8,045	6,526	1,519	23.3%
Total Noninterest Expense	$27,282	$23,463	$3,819	16.3%	$76,394	$69,384	$7,010	10.1%
During the three and nine months ended September 30, 2023 total noninterest expense increased $3.8 million and $7.0 million, respectively, compared to the same periods in 2022. The most significant variances for the three months ended September 30, 2023 compared to the same period in 2022 related to increases of $1.2 million within other noninterest expense, an increase of $0.8 million in FDIC insurance expense, an increase of $0.8 million in tax credit amortization expense due to the early adoption of ASU 2023-02 Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, an increase of $0.4 million in salaries and employee benefits, an increase of $0.2 million in data processing expenses, an increase of $0.2 million in professional and legal fees, and an increase of $0.1 million in occupancy expenses.
The increase in other noninterest expense related to a $0.6 million write-down on three legacy other real estate owned (“OREO”) properties pending sale, a $0.2 million nonrecurring expense in the third quarter of 2023, and $0.2 million in write-downs on two closed branches marked for sale. FDIC insurance expense increased due to the deterioration in asset quality as a direct result of placing the Bank’s largest lending relationship in nonaccrual status during the quarter ended June 30, 2023, which is a component used to determine the assessment. The decrease in tax credit amortization of $0.8 million is due to the reversal during the third quarter of 2022 as a result of updated information from the developer that extended the in-service date to 2023 for one of the Company’s partnerships. The increase in salaries and employee benefits is primarily related to $1.3 million higher base salaries, and increased FICA expenses of $0.1 million, offset by lower profit sharing and incentives of $0.6 million and $0.3 million, respectively in the three months ended September 30, 2023. The increases in data processing, professional and legal fees and occupancy expenses primarily related to additional seasonal services performed during the third quarter of 2023.
The largest increase for nine months ended September 30, 2023 compared to the same period in 2022 was higher salaries and employee benefits of $3.5 million related to higher salary expense due to retail open positions being filled, job grade assessment increases, normal merit increases, increased medical claims and higher incentive bonuses in 2023. Also impacting the increase was $1.5 million increase in other noninterest expense, a $1.2 million increase in FDIC Insurance expense, an increase of $0.5 million in occupancy expense, a $0.3 million increase in data processing expenses, a $0.3 million increase in professional and legal fees and a $0.3 million increase in advertising expenses. Offsetting these increases, similar to the quarterly variance, was a decline in tax credit amortization of $0.5 million due to the previously mentioned in-service date extension.
The increases in other noninterest expense, FDIC insurance expense, occupancy expense, data processing expenses and professional and legal expense for the nine months ended September 30, 2023 are all similar to the variances mentioned for the three months ended September 30, 2023 above; however, advertising expenses increased due to marketing initiatives and the increase in FDIC expenses also related to a final rule adopted by the FDIC to increase initial base deposit insurance assessment rate schedules uniformly by two basis points on all insured depository institutions, beginning in the first quarterly assessment period of 2023.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes decreased $4.2 million and $2.8 million to $0.8 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. Pre-tax income decreased $15.0 million and $12.0 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. The effective tax rate was 17.7% and 17.4% for the three and nine months ended September 30, 2023 compared to 25.8% and 19.1% for the same periods in 2022. The decrease in the effective tax rate for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily related to changes in pre-tax income, partially offset by higher levels of tax credits in 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).
Financial Condition
September 30, 2023
Total assets increased $247.6 million, to $4.5 billion at September 30, 2023 compared to $4.2 billion at December 31, 2022. Total portfolio loans increased $262.0 million, or 11.1% on an annualized basis, to $3.4 billion at September 30, 2023 compared to December 31, 2022 primarily due to loan growth in the CRE, residential mortgage and construction segments during the nine months ended September 30, 2023. The variances in loan segments for portfolio loans related to increases of $218.4 million in commercial real estate loans, $80.4 million in residential mortgages, $24.0 million in construction loans, offset by decreases of $45.5 million in C&I loans, $8.1 million in other consumer loans and $7.2 million in the other category.
The securities portfolio decreased $42.9 million and is currently 17.8% of total assets at September 30, 2023 compared to 19.9% of total assets at December 31, 2022. The decrease is due to $54.0 million in maturities, curtailments and security sales deployed into higher yielding loan growth, offset by $24.9 million in purchases of small business administration bonds during the nine months ended September 30, 2023. As of September 30, 2023, the securities portfolio was comprised of 47.3% variable rate securities with approximately 99.4% that will reprice at least once over the next 12 months. At September 30, 2023, total gross unrealized gains in the available-for-sale portfolio were $0.9 million, offset by $120.5 million of gross unrealized losses. Refer to the “Securities Activity” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
Federal Home Loan Bank (“FHLB”) stock, at cost increased $17.6 million to $27.4 million at September 30, 2023 compared to December 31, 2022. The increase is due to the FHLB requirement to hold a specified level of stock based upon level of borrowings. OREO decreased $4.6 million at September 30, 2023 compared to December 31, 2022 due to the sale of one OREO property in June 2023. During the third quarter of 2023, the Bank closed two retail banking offices and moved $1.1 million at fair value to OREO. These properties are currently being marketed for sale. Closed retail bank offices had a book value of $2.1 million at September 30, 2023 and $1.1 million at December 31, 2022.
Total deposits decreased $74.2 million to $3.6 billion at September 30, 2023 compared to December 31, 2022. The decrease related to a decline of $324.2 million in savings, money market and demand deposits due to customers migrating to higher-yielding CD products driven by rising market interest rates. At September 30, 2023, noninterest-bearing deposits comprised 18.6% of total deposits compared to 19.4% at December 31, 2022 and 19.3% at September 30, 2022. CDs comprised 42.5%, 34.7% and 33.5% of total deposits at September 30, 2023, December 31, 2022 and September 30, 2022, respectively. As of September 30, 2023, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 88.9% of our total deposits of $3.6 billion were insured under standard FDIC insurance coverage limits, and approximately 11.1% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 79.2% of retail deposits.
Total capital of $330.6 million at September 30, 2023, reflects an increase of $2.0 million compared to $328.6 million at December 31, 2022. The increase in total capital from December 31, 2022 is primarily due to net income of $25.3 million for the nine months ended September 30, 2023, offset by $16.4 million related to the repurchase of common stock, a $7.9 million decrease in other comprehensive (loss) income due to changes in fair value of investment securities, as well as, the transitional adjustment of $0.1 million, net of tax for the adoption of ASU 2023-02. The remaining difference of $1.1 million is related to restricted stock activity for the nine months ended September 30, 2023.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The ACL was 2.77% of total portfolio loans at September 30, 2023 compared to 2.98% as of December 31, 2022. General reserves as a percentage of total portfolio loans were 1.20% at September 30, 2023 compared to 2.96% at December 31, 2022. The decrease in the general reserves as a percentage of total portfolio loans was primarily driven by the largest lending relationships movement from the general pool to the individually evaluated pool due to the transfer to nonaccrual during the second quarter of 2023 offset by loan growth. Management believes the ACL is adequate to absorb expected losses inherent in the loan portfolio. See the sections of this MD&A titled “Provision for Credit Losses,” “Credit Quality” and “Allowance for Credit Losses” for information about the factors that impacted the ACL and the provision for credit losses.
The Company remains well capitalized. The Tier 1 capital ratio decreased to 11.20% at September 30, 2023 compared to 12.61% at December 31, 2022. The leverage ratio was 9.70% at September 30, 2023, compared to 10.29% at December 31, 2022 and the total risk-based capital ratio was 12.46% at September 30, 2023 compared to 13.86% at December 31, 2022. The decrease is related to the aforementioned repurchase of common stock of $16.4 million through September 30, 2023 and loan growth during the nine months ended September 30, 2023. Another significant factor driving the ratios downward was the above mentioned large lending relationship movement to nonaccrual status with the $20.6 million year-to-date negative impact on interest income, combined with the movement of nonaccrual assets to higher risk rating categories.
The Bank also remained well capitalized as of September 30, 2023. The Bank’s Tier 1 Capital ratio was 11.08% at September 30, 2023 compared to 12.42% at December 31, 2022. The Bank’s leverage ratio was 9.59% at September 30, 2023 compared to 10.13% at December 31, 2022. The Bank’s Total Risk-Based Capital ratio was 12.34% at September 30, 2023 compared to 13.68% at December 31, 2022.
Securities Activity
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	September 30, 2023	December 31, 2022	$ Change
U.S. Treasury Securities	$13,104	$17,866	$(4,762)
U.S. Government Agency Securities	47,742	49,764	(2,022)
Residential Mortgage-Backed Securities	97,562	103,685	(6,123)
Commercial Mortgage-Backed Securities	33,328	34,675	(1,347)
Other Commercial Mortgage-Backed Securities	21,104	22,399	(1,295)
Asset Backed Securities	137,075	141,383	(4,308)
Collateralized Mortgage Obligations	163,306	176,622	(13,316)
States and Political Subdivisions	222,644	228,146	(5,502)
Corporate Notes	57,524	61,733	(4,209)
Total Debt Securities	$793,389	$836,273	$(42,884)
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
The securities portfolio decreased $42.9 million to $793.4 million at September 30, 2023 compared to $836.3 million at December 31, 2022. Securities comprise 17.8% of total assets at September 30, 2023 compared to 19.9% at December 31, 2022. The decrease is due to $54.0 million in maturities, curtailments and security sales deployed into higher yielding loan growth, offset by $24.9 million in purchases of small business administration bonds during the nine months ended September 30, 2023. As of September 30, 2023, the securities portfolio was comprised of 47.3% variable rate securities with approximately 99.4% that will reprice at least once over the next 12 months.
At September 30, 2023 total gross unrealized gains in the available-for-sale portfolio were $0.9 million, offset by $120.5 million of gross unrealized losses. At December 31, 2022, total gross unrealized gains in the available-for-sale portfolio were $0.3 million offset by $109.7 million of gross unrealized losses.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 49.9% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 28.1% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. From time to time we may sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved slightly higher over the past three months, driving unrealized losses on these securities higher. Although the Federal Reserve is in the middle of an aggressive effort to raise short-term interest rates to combat inflation, the Company does not expect higher short-term rates to adversely impact the fair values of the Company’s investment securities to the same extent as increases in longer-term rates. The Company expects that higher short-term rates may continue to improve yields on certain of the Company’s variable rate securities over the next several quarters.
At September 30, 2023 the 5-year and 10-year U.S. Treasury yields were 4.60% and 4.59%, respectively. At December 31, 2022, those same bond yields were 3.99% and 3.88%, respectively. The decrease of seven basis points in the 10-year treasury was offset by the increase in the 5-year treasury in the intermediate part of the yield curve which drove the increase in unrealized losses for the first nine months of 2023. The effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate hikes.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At September 30, 2023 and December 31, 2022, the Company had no credit related impairment.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio for the periods presented:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Commercial
Commercial Real Estate	$1,688,947	$1,470,562
Commercial and Industrial	264,329	309,792
Total Commercial Loans	1,953,276	1,780,354
Consumer
Residential Mortgages	738,368	657,948
Other Consumer	36,487	44,562
Total Consumer Loans	774,855	702,510
Construction	377,576	353,553
Other	305,233	312,496
Total Portfolio Loans	3,410,940	3,148,913
Loans Held-for-Sale	—	—
Total Loans	$3,410,940	$3,148,913
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1A, “Risk Factors,” contained in our Quarterly Report on Form 10-Q for the periods ended March 31, 2023, June 30, 2023 and this Quarterly Report on Form 10-Q.
Total portfolio loans increased $262.0 million, or 11.1%, on an annualized basis, to $3.4 billion at September 30, 2023 compared to December 31, 2022 with strong production primarily in our CRE, residential mortgage and construction portfolios. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. Given the continued rising rate environment our mortgage portfolio is experiencing more modest growth in 2023. At September 30, 2023, the loan portfolio was comprised of 24.5% floating rates which reprice monthly, 41.3%, variable rates that reprice at least once during the life of the loan and the remaining 34.2% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2023, including in light of market conditions that impact our borrowers and the interest rate environment.
Aggregate commitments to our top 10 credit relationships were $644.8 million at September 30, 2023. The Other segment represents 46.8% of the top 10 credit relationships and $301.9 million has since transferred to nonaccrual during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

Dollars in Thousands	For the Periods Ending		Change	September 30, 2023	September 30, 2023
	September 30, 2023	December 31, 2022		% of Gross Loans	% of RBC
1. Hospitality, agriculture & energy	$301,913	$309,107	$(7,194)	8.85%	62.12%
2. Retail real estate & food services	53,905	55,625	(1,720)	1.58%	11.09%
3. Industrial & retail real estate	40,351	41,725	(1,374)	1.18%	8.30%
4. Multifamily development	40,000	40,000	—	1.17%	8.23%
5. Retail real estate	39,448	37,679	1,769	1.16%	8.12%
6. Hospitality	37,633	35,255	2,378	1.10%	7.74%
7. Non-Owner Occupied/Commercial Real Estate	33,903	17,308	16,595	1.00%	6.98%
8. Multifamily & student housing	33,033	33,998	(965)	0.97%	6.80%
9. Hospitality	32,661	33,587	(926)	0.96%	6.72%
10. Multifamily / Construction Real Estate	32,000	24,000	8,000	0.94%	6.58%
Top Ten (10) Relationships	$644,847	$628,284	$16,563	18.91%	132.68%
Total Gross Loans	$3,410,940	$3,148,913	$262,027
% of Total Gross Loans	18.91%	19.95%	(1.04)%
Concentration (25% of RBC)	$121,508	$120,863
Unfunded commitments on lines of credit were $595.9 million at September 30, 2023 as compared to $512.7 million at December 31, 2022. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 51.9% at September 30, 2023 and 52.2% at December 31, 2022. Unfunded commitments on commercial operating lines of credit was 51.4% at September 30, 2023 and 51.7% at December 31, 2022.
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
Deferred costs and fees included in the portfolio balances above were $6.7 million and $8.2 million at September 30, 2023 and December 31, 2022, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $140.0 thousand and $161.2 thousand at September 30, 2023 and December 31, 2022, respectively.
From time to time, we have mortgage loans held-for-sale derived from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that has fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. There were no mortgage loans held-for-sale at September 30, 2023 and December 31, 2022, respectively.

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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	September 30, 2023	December 31, 2022	$ Change
Nonaccrual Loans
Commercial Real Estate	$1,265	$2,304	$(1,039)
Commercial and Industrial	70	204	(134)
Residential Mortgages	2,077	3,265	(1,188)
Other Consumer	22	8	14
Construction	2,954	864	2,090
Other	301,913	—	301,913
Total Nonperforming Loans	308,301	6,645	301,656
Other Real Estate Owned	3,765	8,393	(4,628)
Total Nonperforming Assets	$312,066	$15,038	$297,028
Nonperforming assets increased $297.0 million to $312.1 million at September 30, 2023 compared to December 31, 2022. During the second quarter of 2023, the Company placed commercial loans that resided in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship which has an aggregate principal amount of $301.9 million, on nonaccrual status due to loan maturities and failure to pay in full. These nonperforming loans are 97.9% of the Company's total nonperforming loans and 96.7% of the Company's total nonperforming assets.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Based on analyses of the credit relationship and various cash flow assumptions in the alternative modeling the Company established individually evaluated loan reserves with respect to these loans of $53.6 million at September 30, 2023, representing 17.8%, of these loans aggregate principal amount. At September 30, 2023, all of the Bank’s loans related to this lending relationship are on nonaccrual status.
The Company believes it is well secured based on the net carrying value of the credit relationship and appropriately reserved for potential losses with respect to all such loans based on information currently available. The Company utilized various cash flow assumptions in the alternative modeling which resulted in a valuation allowance of $53.6 million at September 30, 2023. As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at September 30, 2023, the Company utilized discounted cash flow valuation techniques to evaluate the current condition of certain of the borrowers’ operating businesses and those borrowers’ capacity to repay. That evaluation resulted in the Company establishing a valuation allowance of $53.6 million at September 30, 2023.
The following is an analysis of nonperforming loans by loan portfolio segment for the dates presented, and each segment’s relative contribution to total nonperforming loans:

	September 30, 2023		December 31, 2022
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$1,265	0.4%	$2,304	34.7%
Commercial & Industrial	70	—%	204	3.1%
Residential Mortgages	2,077	0.7%	3,265	49.1%
Other Consumer	22	—%	8	0.1%
Construction	2,954	1.0%	864	13.0%
Other	301,913	97.9%	—	—%
Balance End of Period	308,301	100.0%	6,645	100.0%
The Company has initiated collection processes with respect to such loans and intends to explore all alternatives for repayment. However, we cannot give any assurance as to the timing or amount of future payments or collections on such loans or that we will ultimately collect all amounts contractually due under the terms of such loans. For a discussion of collection proceedings with respect to these loans, see Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q.
Closed retail bank offices have a remaining book value of $2.1 million at September 30, 2023 and $1.1 million at December 31, 2022, and are recorded in OREO on the Company’s balance sheet. During the third quarter of 2023, the Bank closed two retail banking offices and moved $1.1 million at fair value to OREO. These properties are currently being marketed for sale.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Allowance for Credit Losses
The following is the allocation of the ACL reserves by segment for the periods presented:

	September 30, 2023		December 31, 2022
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$19,490	49.5%	$17,992	46.7%
Commercial & Industrial	2,987	7.8%	3,980	9.9%
Residential Mortgages	10,619	21.6%	8,891	20.9%
Other Consumer	971	1.1%	1,329	1.4%
Construction	6,747	11.1%	6,942	11.2%
Other	53,660	8.9%	54,718	9.9%
Balance End of Period	$94,474	100.0%	$93,852	100.0%
The decline in the ACL attributable to the other segment was primarily due to $1.1 million of principal pay-downs during the nine months ended September 30, 2023 that occurred during the first quarter of 2023. The ACL was $94.5 million, or 2.77%, of total portfolio loans at September 30, 2023 compared to $93.9 million, or 2.98%, of total portfolio loans at December 31, 2022.
The following table summarizes the credit quality ratios and their components as of September 30, 2023 and December 31, 2022:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$94,474	$93,852
Total Portfolio Loans	3,410,940	3,148,913
Allowance for Credit Losses to Total Portfolio Loans	2.77%	2.98%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$308,301	$6,645
Total Portfolio Loans	3,410,940	3,148,913
Nonperforming Loans to Total Portfolio Loans	9.04%	0.21%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$94,474	$93,852
Nonperforming Loans	308,301	6,645
Allowance for Credit Losses to Nonperforming Loans	30.64%	1,412.37%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$2,651	$4,506
Average Total Portfolio Loans	3,285,380	2,988,785
Net Charge-offs to Average Portfolio Loans	0.08%	0.15%
See the Credit Quality and Allowance for Credit Losses sections within this MD&A for an analysis of the factors that drove the changes in the ACL ratios presented in the previous table.
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $1.2 million and $0.2 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. The increase for the three and nine months ended September 30, 2023 in the provision for credit losses was primarily driven by loan growth and net charge-offs, offset by the release of specific reserves on two loans. For more information about the Company’s provision for credit losses, see the discussion above under “Provision for Credit Losses” in this MD&A.
The (recovery) provision for unfunded commitments decreased $0.3 million and increased $0.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 related to changes in real estate

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
construction and pressure on the reserve rate. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain commercial real estate loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $0.8 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, compared to $3.7 million and $4.1 million for the same period in 2022. During the three and nine months ended September 30, 2023, net charge-offs were primarily recognized in the other consumer segment. During the three months ended September 30, 2022, the Company charged-down $3.4 million on a $4.9 million purchased syndicated C&I loan and transferred $1.5 million to held-for-sale. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.09% and 0.08% for the three and nine months ended 2023 and 0.49% and 0.19% for the same periods in 2022, respectively.

At September 30, 2023, nonperforming loans increased $301.7 million to $308.3 million since December 31, 2022. Nonperforming loans as a percentage of total portfolio loans were 9.04% and 0.21% as of September 30, 2023 and December 31, 2022, respectively. Nonperforming loans increased during the second quarter of 2023 as the Company placed commercial loans that were in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship which has an aggregate principal amount of $301.9 million, on nonaccrual status due to loan maturities and failure to pay in full. For more information about the Company’s nonperforming loans and about this lending relationship, see the discussion above under “Credit Quality” in this MD&A.
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	September 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,686,716	$261,416	$734,589	$36,445	$374,495	$3,320	$3,096,981
Special Mention	286	2,838	527	—	62	—	3,713
Substandard	1,945	75	3,252	42	3,019	301,913	310,246
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,688,947	$264,329	$738,368	$36,487	$377,576	$305,233	$3,410,940

Performing	$1,687,682	$264,259	$736,291	$36,465	$374,622	$3,320	$3,102,639
Nonperforming	1,265	70	2,077	22	2,954	301,913	308,301
Total Portfolio Loans	$1,688,947	$264,329	$738,368	$36,487	$377,576	$305,233	$3,410,940

	December 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,457,340	$303,893	$653,044	$44,495	$352,516	$180,745	$2,992,033
Special Mention	10,796	2,887	983	—	69	—	14,735
Substandard	2,426	3,012	3,921	67	968	131,751	142,145
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913

Performing	$1,468,258	$309,588	$654,683	$44,554	$352,689	$312,496	$3,142,268
Nonperforming	2,304	204	3,265	8	864	—	6,645
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Special mention, substandard and doubtful loans at September 30, 2023 increased $157.1 million to $314.0 million compared to $156.9 million at December 31, 2022. The decrease of $11.0 million in special mention is primarily due to the upgrade of a CRE credit totaling $9.8 million to a pass rating. The increase of $168.1 million in substandard loans is primarily related to the above mentioned large nonaccrual lending relationship in the other loan category. The $301.9 million of loans related to the Bank’s largest lending relationship were nonperforming and rated as substandard at September 30, 2023. At December 31, 2022 the largest lending relationship in the other segment loans were all accruing and totaled $309.1 million of which, $177.3 million of those loans were pass-rated and $131.8 million of those loans were substandard-rated.
Additionally, refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL.
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Noninterest-Bearing Demand	$661,454	$703,334	$(41,880)	(6.0)%
Interest-Bearing Demand	469,904	496,948	(27,043)	(5.4)%
Money Market	426,172	484,238	(58,065)	(12.0)%
Savings	487,105	684,287	(197,182)	(28.8)%
Certificates of Deposit	1,511,554	1,261,526	250,028	19.8%
Total Deposits	$3,556,189	$3,630,333	$(74,154)	(2.0)%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at September 30, 2023 decreased $74.2 million, or 2.04%, from December 31, 2022. The decrease related to a decline of $324.2 million in demand, money market and savings deposits, offset by an increase of $250.0 million in CDs, which was primarily due to customers migrating between deposit products as interest rates have risen.
At September 30, 2023, noninterest-bearing deposits comprised 18.6% of total deposits compared to 19.4% at December 31, 2022 and 19.3% at September 30, 2022. CDs comprised 42.5%, 34.7% and 33.5% of total deposits at September 30, 2023, December 31, 2022 and September 30, 2022, respectively. As of September 30, 2023, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 88.9% of our total deposits of $3.6 billion were insured under standard FDIC insurance coverage limits, and approximately 11.1% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 79.2% of retail deposits. At September 30, 2023 and December 31, 2022, total brokered deposits (excluding the CDARS and ICS two-way) were $20.0 million and zero, respectively.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents additional information in relation to deposits:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Deposits from the Certificate of Deposit Account Registry Services ("CDARS")	$—	$922
Noninterest-Bearing Public Funds Deposits	23,739	27,086
Interest-Bearing Public Funds Deposits	124,812	180,243
Total Deposits not Covered by Deposit Insurance(1)	396,283	493,013
Certificates of Deposits not Covered by Deposit Insurance	248,924	159,030
Deposits for Certain Directors, Executive Officers and their Affiliates	1,503	2,910
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at September 30, 2023 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$31,465	12.6%
Over Three Months Through Twelve Months	136,656	54.9%
Over Twelve Months Through Three Years	58,727	23.6%
Over Three Years	22,076	8.9%
Total	$248,924	100.0%
Borrowings and Federal Funds Purchased
Borrowings are an additional source of liquidity for the Company. We had $514.1 million FHLB borrowings at September 30, 2023 and $180.6 million at December 31, 2022. The Company had no overnight federal funds purchased at September 30, 2023 and $17.9 million in overnight federal funds purchased at December 31, 2022. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposits and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
Information pertaining to FHLB borrowings and federal funds purchased is summarized in the following table:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Balance at Period End
Federal Home Loan Bank Borrowings	$514,135	$180,550
Federal Funds Purchased	$—	$17,870
Average Balance during the Period
Federal Home Loan Bank Borrowings	$380,023	$29,849
Federal Funds Purchased	$9,062	$5,711
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	5.09%	3.90%
Federal Funds Purchased	5.22%	3.29%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$514,135	$180,550
Federal Funds Purchased	$46,965	$23,020
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	5.29%	4.48%
Federal Funds Purchased	—%	4.65%
The Company held FHLB of Atlanta stock of $27.4 million and $9.7 million at September 30, 2023 and December 31, 2022, respectively. The increase in FHLB stock was due to increased borrowings. Dividends recorded on restricted stock were $415.3 thousand and $970.7 thousand for the three and nine months ended September 30, 2023, respectively, compared to $24.5 thousand and $66.2 thousand for the same periods in 2022. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets approximating $1.1 billion, subject to the amount of eligible collateral pledged, federal funds lines with six other correspondent financial institutions with an available amount of $145.0 million, access to the institutional CD market, and the brokered deposit market. In addition to the lines referenced above, the Company also has $580.4 million of unpledged available-for-sale investment securities that may be sold or pledged as collateral that can serve as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our unsecured lines of credit with correspondent banks. As of September 30, 2023, approximately 88.9% of our total deposits of $3.6 billion were insured under standard FDIC insurance coverage limits, and approximately 11.1% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2023, the Bank had $597.8 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $17.4 million, $580.4 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 13.4% at September 30, 2023. Total available liquidity to uninsured deposits was 306.8% at September 30, 2023.
As of September 30, 2023, the Company has approximately $322.3 million in par value of securities that are eligible to be pledged under the Bank Term Funding Program (“BTFP”), but the Bank has not borrowed under or otherwise accessed the BTFP.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	September 30, 2023	December 31, 2022
Cash and Due From Banks, including Interest-bearing Deposits	$55,398	$46,869
Unpledged Investment Securities	580,379	611,845
Excess Pledged Securities	77,400	46,305
FHLB Borrowing Availability	357,583	676,746
Unsecured Lines of Credit	145,000	127,130
Total Liquidity Sources	$1,215,760	$1,508,895
The following table provides total liquidity sources and ratios as of September 30, 2023:

(Dollars in Thousands)	September 30, 2023
Total Liquidity Sources	$1,215,760
Highly Liquid Assets to Total Assets	13.4%
Highly Liquid Assets to Uninsured Deposits	150.9%
Total Available Liquidity to Uninsured Deposits	306.8%
Regulatory Capital Requirements
Total capital of $330.6 million at September 30, 2023, reflects an increase of $2.0 million compared to $328.6 million at December 31, 2022. The increase in total capital from December 31, 2022 is primarily due to net income of $25.3 million for the nine months ended September 30, 2023 offset by $16.4 million related to the repurchase of common stock, a $7.9 million decrease in other comprehensive income due to changes in fair value of investment securities, as well as, the transitional adjustment of $0.1 million, net of tax for the adoption of ASU 2023-02. The remaining difference of $1.1 million is related to restricted stock activity for the nine months ended September 30, 2023.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At September 30, 2023, the Bank continues to maintain its capital position with a leverage ratio of 9.59% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 11.08% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 11.08% and 12.34%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized(1)	September 30, 2023		December 31, 2022
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$436,863	9.70%	$439,606	10.29%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	436,863	11.20%	439,606	12.61%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	436,863	11.20%	439,606	12.61%
Total Capital (to Risk-weighted Assets)	10.50%	NA	486,032	12.46%	483,450	13.86%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$431,516	9.59%	$432,711	10.13%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	431,516	11.08%	432,711	12.42%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	431,516	11.08%	432,711	12.42%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	480,617	12.34%	476,496	13.68%
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
Contractual Obligations
As of September 30, 2023, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 ( the “2022 Annual Report”).
Off-Balance Sheet Arrangements
As of September 30, 2023, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2022 Annual Report.

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
To monitor interest rate risk beyond the 24-month time horizon of rate shocks, we also perform EVE rate shock simulations using the same assumptions used in the NII rate shock simulations discussed above. EVE represents the present value of all asset cash flows discounted with related market interest rates minus the present value of all liability cash flows which are also discounted with related market interest rates. The impact of a changing interest rate environment on the Company’s projected EVE is analyzed by shocking market interest rates, then modeling the impact of the rate shock on both the cash flow of assets and liabilities, and the underlying discount rate utilized in the present value calculation of the assets and liabilities. Market rate shock results are then compared to base case simulation results to determine the impact that market rate changes may have on our EVE. As with NII rate shock analyses, EVE rate shock analyses incorporate management’s assumptions regarding prepayment behavior of fixed rate loans and securities with embedded optionality and the behavior and value of non-maturity deposit products. Our policy guidelines limit the change in EVE given changes in rates of +/- 100, 200, 300, and 400 basis points. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to Federal Open Market Committee’s slowing future rate increase projections coupled with the recent increase in the Fed Funds Target Rate of 5.25% since March 17, 2022. We believe the impact to NII income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probably interest rate environment for the foreseeable future.

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The following tables reflect the NII rate shock analyses and EVE analyses results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by management.

	September 30, 2023		December 31, 2022
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity	% Change in Pretax Net Interest Income	% Change in Economic Value of Equity
200	0.2%	(3.6)%	7.7%	(0.2)%
100	0.3%	(0.9)%	4.1%	0.8%
-100	1.6%	(1.8)%	(5.1)%	(3.4)%
-200	2.1%	(5.6)%	(10.7)%	(8.5)%
-300	2.1%	(10.6)%	(17.3)%	(16.0)%
-400	1.4%	(17.1)%	(23.5)%	(28.0)%
The results from the net interest income rate shock analysis imply that Company’s balance sheet has shifted from an asset sensitive balance sheet when adjusted for repricing correlations (betas) at December 31, 2022 to a slightly liability sensitive balance sheet when adjusted for repricing correlations (betas) at September 30, 2023. The above table indicates that in a rising interest rate environment, the Company is positioned to have a minimum increase in pretax net interest income for the same asset base due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. However, in a declining interest rate environment, we are positioned to have slightly more advantageous increased pretax net interest income for the same reasons discussed above.
Based on the ALM results presented above for the quarters ending September 30, 2023 and December 31, 2022, the Company’s balance sheet is slightly liability sensitive at September 30, 2023 versus assets sensitive at December 31, 2022. This migration in asset sensitivity to liability sensitive is due to 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and floating rate securities and portfolio loans that are less sensitive to future market interest rate changes, 2) the addition of the Company’s largest lending relationship with an aggregate principal amount of $301.9 million being placed on nonaccrual status as of September 30, 2023, 3) shortening maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns related to the inverted yield curve, and 4) the recent shifts in the shape of the yield curve between the two periods presented above.
In addition to rate shocks and EVE analyses, sensitivity analyses are performed to help us identify which model assumptions are critical and cause the greatest impact on pretax NII. Sensitivity analyses include changing prepayment behavior of loans and securities with optionality, repricing correlations, and the impact of interest rate changes on non-maturity deposit products (decay rates).

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. The Company may enter into settlement discussions in some legal or administrative proceedings, if it believes it is in the Company’s best interests to do so. Other than as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
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
ITEM 1A – RISK FACTORS

Other than the risk factors set forth below, there have been no material changes in the risk factors faced by the Company from those disclosed in our 2022 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2023 and June 30, 2023.
An investment in the Company’s securities involves risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the information addressed in this Item 1A and under “Important Note Regarding Forward Looking Statements” in Part I, Item 2 of this Quarterly Report on Form 10-Q, investors in the Company’s securities should carefully consider the factors discussed in our 2022 Annual Report on Form 10-K in Part I, Item 1A, “Risk Factors” and in our Quarterly Report on Form 10-Q for the period ended March 31, 2023 in Part II, Item 1A, “Risk Factors.”
Nonperforming assets can take significant time to resolve and may adversely affect the Company’s results of operations and financial condition, and could result in further losses in the future.
As of September 30, 2023, our nonperforming assets (which at that date consist of nonaccrual loans and OREO) totaled $312.1 million, or 9.1%, of the Company’s loan portfolio plus OREO. The Company’s policy is to place loans in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past

CARTER BANKSHARES, INC.
due based on contractual terms. While the Company generally seeks to reduce or resolve problem assets through, among other methods, loan workouts, restructurings, or sales, decreases in the value of the underlying collateral, decreases in the respective borrowers’ financial condition, profitability, or operating performance may inhibit such reduction or resolution efforts which, in turn, could adversely impact the Company’s business, financial condition and results of operations.
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
During the second quarter of 2023, the Company placed in nonaccrual status certain commercial loans in the Other segment of the Company’s loan portfolio, all relating to the Bank’s largest lending relationship, that have an aggregate principal amount of $301.9 million. Because the Company placed these loans on nonaccrual status, the Company was unable to accrue approximately $20.7 million of interest income related to these loans as of September 30, 2023.
The Company’s level of credit risk is elevated due to relationship exposure to the Company’s largest lending relationship.
As of September 30, 2023, the Company’s largest lending relationship operates in the hospitality, agriculture and energy sectors and had loans outstanding with an aggregate principal amount of $301.9 million. All such loans are classified in Other segment of the Company’s loan portfolio. During the second quarter of 2023, the Company placed these loans on nonaccrual status due to loan maturities and failure to pay in full. This lending relationship comprises 96.1% of the Company’s nonperforming assets and 97.2% of the Company’s nonperforming loans at September 30, 2023.
The Company has initiated collection processes with respect to such loans and intends to explore all alternatives for repayment. Although the Company believes it is well secured based on the net carrying value of the credit relationship and appropriately reserved for potential losses with respect to all such loans based on information currently available, we cannot give any assurance as to the timing or amount of future payments or collections on such loans or that the Company will ultimately collect all amounts contractually due under the terms of such loans.
Further deterioration of this lending relationship, including adverse changes in the financial condition of the respective borrowers or guarantors or adverse changes in the value of collateral that secures this lending relationship, could require the Company to increase its allowance for loan losses or result in significant losses to the Company, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 29, 2023, the Company announced that its Board of Directors (the “Board”) has authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months, (the “2023 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on April 24, 2023. The 2023 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2023 Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2023 Program is authorized through May 1, 2024, although it may be modified or terminated by the Board at any time. The 2023 Program does not obligate the Company to purchase any particular number of shares, and was exhausted as of August 31, 2023. During the three months

CARTER BANKSHARES, INC.
ended September 30, 2023, the remainder of 416,176 shares of common stock had been repurchased under the 2023 Program at a total cost of $6.0 million, or an average price of $14.43 per share.
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
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs(1)
07/01/2023 - 07/31/2023	42,312	$14.83	42,312	373,864
08/01/2023 - 08/31/2023	373,864	14.38	373,864	—
09/01/2023 - 09/30/2023	—	—	—	—
Total	416,176	$14.43	416,176
(1)The number shown represents, as of the end of each period, the approximate number of Common Stock shares that may yet be purchased under publicly-announced share repurchase plan authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CARTER BANKSHARES, INC. (Registrant)

Date: October 27, 2023	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2023	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)