Form 10-K
period 2023-12-31
Carter Bankshares, Inc.
filed 2024-03-08
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of Carter Bankshares, Inc.’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2023 was $339,949,437.
There were 23,022,221 shares of common stock of Carter Bankshares, Inc. outstanding as of March 4, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Carter Bankshares, Inc., to be filed pursuant to Regulation 14A for the 2024 annual meeting of shareholders to be held May 22, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that relate to our financial condition, market conditions, results of operations, plans, objectives, outlook for earnings, strategic initiatives and related earn-back periods, revenues, expenses, capital and liquidity levels and ratios, asset levels and asset quality, including but not limited to statements regarding the interest rate environment, the impact of future changes in interest rates, and the impacts of the Company placing its largest lending relationship on nonaccrual status. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
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
•changes in trade, monetary and fiscal policies and laws of the U.S. government, including policies of the Federal Reserve, FDIC and Treasury Department;
•cyber-security threats, attacks or events;
•rapid technological developments and changes;
•our ability to resolve our nonperforming assets and our ability to secure collateral on loans that have entered nonaccrual status due to loan maturities and failure to pay in full;
•changes in the Company’s liquidity and capital positions;
•concentrations of loans secured by real estate, particularly commercial real estate, and the potential impacts of changes in market conditions on the value of real estate collateral;
•increased delinquency and foreclosure rates on commercial real estate loans;
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

•the outcome of pending and future litigation and/or governmental proceedings, including the outcome of the lawsuits between the Bank and West Virginia Governor James C. Justice, II, his wife Cathy Justice, his son James C. Justice, III and various related entities that he and/or they own and control, concerning, among other items, their lending relationship with the Bank and repayment of amounts owed to the Bank;
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
•the soundness of other financial institutions and any indirect exposure related to recent significant bank failures or broader stability or liquidity concerns regarding other financial institutions including but not limited to other regional banks, which may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships with;
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1
ITEM 1. BUSINESS
General
Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia with assets of $4.5 billion at December 31, 2023. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered commercial bank which operates 65 branches in Virginia and North Carolina. The Bank provides a full range of retail and commercial financial products and services and insurance products.
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
Prior to the Effective Time, the Bank’s common stock was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, it filed annual and quarterly reports, proxy statements and other information with the FDIC. Upon consummation of the Reorganization, the Company’s common stock was deemed to be registered under Section 12(b) of the Exchange Act, pursuant to Rule 12g-3(a) promulgated thereunder, and the Company now files annual reports, proxy statements and other information with the SEC.
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
Beginning in 2023, and continuing into 2024 and 2025, the Company is focusing on refining and enhancing its brand image and position in the markets it serves. To strengthen and further shape the culture of the Company, a new set of guiding principles were introduced to associates in June 2023. The guiding principles include a new purpose statement: To create opportunities for more people and businesses to prosper; supported by our new set of core values: Build Relationships, Earn Trust and Take Ownership. We believe these new guiding principles will help create alignment to support future growth by empowering our associates and igniting a passion for the Company.
The Company’s goal is to shift from restructuring the balance sheet to pursuing a prudent growth strategy when appropriate. We believe this strategy will be primarily targeted at organic growth, but will also consider opportunistic acquisitions that fit this strategic vision. We believe that the Bank’s strong capital and liquidity positions support this strategy. In addition to loan and deposit growth, the Company will seek to increase fee income while closely monitoring operating expenses.
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
The Company is a Virginia business corporation subject to the Bank Holding Company Act of 1956, as amended. As such, the Company is subject to supervision and examination by, and the regulations and reporting requirements of, the Board of Governors of the Federal Reserve System (“FRB”). The Company’s principal office, which is the same as the Bank’s principal office, is located at 1300 Kings Mountain Road, Martinsville, Virginia 24112. The Company’s telephone number at that address is (276) 656-1776. The Company’s website address is www.cbtcares.com. The information on our website is not a part of, nor is it incorporated by reference, into this report.

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
Human Capital Management
Our associates are the engine that drives our purpose to create opportunities for more people and businesses to prosper. Our core values of building relationships, earning trust, and taking ownership are key to building and maintaining a team-oriented environment with associates that are engaged in open communication to help each other serve, learn, and grow. Our investment in competitive compensation, health benefits, wellness programs, and a focus on healthy work-life integration allows our associates to provide a high level of professional service to our customers.
Associates
As of December 31, 2023, we employed 679 full-time associates across our two-state footprint. No associates are represented by a collective bargaining unit. For fiscal year 2023, we hired 182 associates and our voluntary separation turnover rate was 13.8%.
Compensation, Benefits, and Wellness
Our compensation strategy includes the development of job descriptions that are reviewed annually. We use market-based compensation and benefits data to provide competitive salaries and benefits to our associates. We offer paid leave, health benefits, wellness programs, a 401(k) program with matching and employer contributions, restricted stock awards for high performing associates, flexible spending accounts, and employee assistance programs to all eligible associates. We bring in external professionals who conduct wellness programs to help our associates remain focused on their health and wellness.
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
Diversity, Equity, and Inclusion
We strive to promote inclusion through our core Company values and behaviors. We use various communication channels to develop an engaged workforce and create an inclusive workplace. In 2021, we created a Diversity, Equity, and Inclusion Council (the “DEI Council”) that is overseen by our Chief Executive Officer (or “CEO”) and directed by our Chief Human Resources Officer and our Regulatory Risk Management Director. The DEI Council consists of at least 10 associates from

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
across our organization and is focused on collecting data and presenting information to management to further the Bank’s efforts of identifying focus areas to cultivate a culture that will attract and retain a diverse and inclusive workforce.
Here is a snapshot of our diversity metrics as of December 31, 2023:

Gender	% of Total Workforce
Female	77.1%
Male	22.9%

Generation	% of Total Workforce
Generation Z (1997 and later)	13.0%
Millennials (1981 - 1996)	37.7%
Generation X (1965 – 1980)	32.3%
Baby Boomers (1946 – 1964)	16.3%
Silent Generation (before 1946)	0.7%

Ethnicity	% of Total Workforce
American Indian / Alaskan Native	0.3%
Asian	1.2%
Black or African American	12.5%
Hispanic or Latino	3.0%
Not specified	2.5%
Two or more races	2.7%
White	77.8%
We continue our commitment to equal employment opportunities by focusing on attracting, developing and retaining a diverse and inclusive workforce. We conducted an annual engagement survey that includes a section to inform the Bank on many areas of engagement, including inclusion. Our leaders continue to use this data to inform decisions on how to continue to develop a diverse and inclusive workforce.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the Company’s and the Bank’s operations.
Regulatory Environment
Banking and other financial services statutes, regulations and policies are continually under review by the U.S. Congress, state legislatures and federal and state regulatory agencies. The scope of the laws and regulations, and the intensity of the supervision to which the Company and its subsidiaries are subject, have increased in recent years, initially in response to the 2008 financial crisis, and more recently in light of other factors, including continued turmoil and stress in the financial markets, technological factors, market changes, and increased scrutiny of proposed bank mergers and acquisitions by federal and state bank regulators. Regulatory enforcement and fines have also increased across the banking and financial services sector.
The Company continues to experience ongoing regulatory reform and these regulatory changes could have a significant effect on how we conduct business. The specific impacts of regulatory reforms, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), which was enacted in 2010, or the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), which was enacted in 2018, cannot yet be fully predicted and will depend to a large extent on the specific regulations that are likely to be adopted in the future.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
As of December 31, 2023 and 2022, the Bank qualified as a “well capitalized” institution. Refer to Note 21, Capital Adequacy, of the Notes to Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
•a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.
The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of December 31, 2023, the Company and the Bank met all capital adequacy requirements under the Basel III Final Rules.
In July 2023, the Federal Reserve Board and the FDIC issued proposed rules to implement the final components of the Basel III agreement, often known as the “Basel III endgame.” These proposed rules contain provisions that apply to banks with $100 billion or more in total assets and that will significantly alter how those banks calculate risk-based assets. These proposed rules do not apply to holding companies or banks with less than $100 billion in assets, such as the Company and the Bank, but the final impacts of these rules cannot yet be predicted. The comment window for these proposed rules closed on November 30, 2023.
Community Bank Leverage Ratio
As a result of the EGRRCPA, Qualifying banks with less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the “Community Bank Leverage Ratio Framework” or “CBLRF”). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided that its leverage ratio remains above 8% (a bank will be deemed well-capitalized during the grace period). The CBLRF became available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). As of December 31, 2023, the Bank has not elected to apply the CBLRF, but the Bank continues to assess the potential impact of opting in to CBLRF as part of its ongoing capital management and planning processes.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
In November 2023, the FDIC issued a final rule to implement a special DIF assessment following the FDIC’s use of the “systemic risk” exception to the least-cost resolution test in connection with the failures and resolutions of Silicon Valley Bank and Signature Bank. Banks with less than $5 billion of uninsured deposits, such as the Bank, are exempt from this special assessment.
Community Reinvestment
The Community Reinvestment Act (the “CRA”) imposes on financial institutions, including the Bank, an affirmative obligation to help meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in helping meet community credit needs currently are evaluated as part of the examination process pursuant to regulations adopted by the federal banking agencies. Under the regulation, a financial institution’s efforts in helping meet its community’s credit needs are evaluated, based on the particular institution’s total assets, according to three-pronged test of lending, investment and service in the community. The grade received by a bank is considered in evaluating mergers, acquisitions and applications to open a branch or facility. To the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
best knowledge of the Bank, it is meeting its obligations under the CRA. The Bank received a rating of “satisfactory” on its most recent CRA examination dated October 23, 2023.
On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate incoming communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is evaluating the expected impact of the modified CRA regulations, but currently does not anticipate any material impact to its business, operations or financial condition due to the modified CRA regulations.
Federal Home Loan Bank of Atlanta
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each regional FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2023, the Bank owned $21.6 million of FHLB stock.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
Prompt Corrective Action
Federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2023, the Bank was considered “well capitalized.”
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
Data privacy and data protection are areas of increasing state legislative focus. In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which went into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA, but does not provide a private right of action for consumers. The Bank is exempt from the VCDPA, but certain third party vendors of the Bank are or will be subject to the VCDPA. The Company and the Bank are monitoring for the potential negative effects on the products and services provided by these vendors.
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
Corporate Transparency Act
On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (“CTA”), which requires the Financial Crimes Enforcement Network (“FinCEN”) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA are required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines and criminal penalties. On September 29, 2022, FinCEN issued a final rule to implement the beneficial ownership reporting requirements of the CTA, which became effective January 1, 2024. The Company and the Bank continue to monitor regulatory developments related to the CTA and will continue to assess the ultimate impact of the CTA on the Company and the Bank.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
As of December 31, 2023, our nonperforming loans totaled $309.5 million, or 8.83%, of the Company’s loan portfolio. The Company’s policy is to place loans in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. While the Company generally seeks to reduce or resolve problem assets through, among other methods, loan workouts, restructurings, or sales of the loans or underlying collateral, decreases in the value of the underlying collateral, decreases in the respective borrowers’ financial condition, profitability, or operating performance, or efforts by the respective borrowers’ to delay or avoid legal processes may inhibit such reduction or resolution efforts which, in turn, could adversely impact the Company’s business, financial condition and results of operations.
The Company’s nonperforming assets adversely affect its business, financial condition and results of operations in various ways. The Company does not record interest income on nonaccrual loans or OREO; thus nonperforming assets adversely affect the Company’s net income and returns on assets and equity, increase the Company’s loan administration costs and adversely affects the Company’s results of operations and efficiency ratio. The resolution of nonperforming assets requires significant time commitments from management which can adversely impact the Company’s and Bank’s other strategic and operational priorities. If the Bank takes collateral in foreclosure and via a similar proceeding, the Bank is required to mark the collateral to its then-fair market value, which may result in a loss, and the Bank will incur legal and other expenses, which may be significant, in connection with the foreclosure and sale process. Nonperforming loans and OREO can also increase the Company’s and the Bank’s risk profile and the level of regulatory capital that their respective banking regulators believe is appropriate. Nonperforming loans and OREO also can adversely impact the Company’s liquidity available with secondary liquidity sources, as the Bank is not able to pledge nonperforming loans and OREO as collateral for borrowings from these sources. FDIC expense has increased significantly due to the deterioration in asset quality as a direct result of one large nonperforming loan relationship, which is a component used to determine the assessment.
During the second quarter of 2023, the Company placed in nonaccrual status certain commercial loans in the Other segment of the Company’s loan portfolio, all relating to the Bank’s largest lending relationship, that have an aggregate principal amount of $301.9 million. Because the Company placed these loans on nonaccrual status, the Company was unable to accrue approximately $30.0 million of interest income related to these loans as of December 31, 2023.
The Company’s level of credit risk is elevated due to relationship exposure to the Company’s largest lending relationship.
As of December 31, 2023, the Company’s largest lending relationship operates in the hospitality, agriculture and energy sectors and had loans outstanding with an aggregate principal amount of $301.9 million. All such loans are classified in the Other segment of the Company’s loan portfolio. During the second quarter of 2023, the Company placed these loans on nonaccrual status due to loan maturities and failure to pay in full. This lending relationship comprises 96.8% of the Company’s nonperforming assets and 97.5% of the Company’s nonperforming loans and 8.6% of total portfolio loans at December 31, 2023.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The Company has initiated collection processes with respect to such loans and intends to explore all alternatives for repayment or recovery. Although the Company believes it is well secured based on the net carrying value of the credit relationship and appropriately reserved for potential losses with respect to all such loans based on information currently available, we cannot give any assurance as to the timing or amount of future payments or collections on such loans or that the Company will ultimately collect all amounts contractually due under the terms of such loans.
Further deterioration of this lending relationship, including adverse changes in the financial condition of the respective borrowers or guarantors, potential claims by other creditors of the respective borrowers, further litigation with the respective borrowers or guarantors or adverse changes in the value of collateral that secures this lending relationship, could require the Company to increase its allowance for loan losses or result in significant losses to the Company, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
A large percentage of the Company’s commercial loans are secured by real estate, and an adverse change in the real estate market or in economic conditions more generally may result in losses and adversely affect our profitability.
Approximately 92.4% of the Company’s commercial loan portfolio as of December 31, 2023, was comprised of loans secured by real estate. An adverse change in the economy affecting occupancy and/or rental rates in the investment real estate market areas we serve could increase the likelihood of defaults. Real estate collateral securing the Company's loans are a secondary source of repayment in the event of unremedied defaults. The value of the Company's collateral could be impaired by changes in demand, rental rates and capitalization rates and could be insufficient to recover outstanding principal and interest. As a result, the Company’s profitability and financial condition could be negatively impacted by an adverse change in the real estate market.
The Company’s CRE loan portfolio is concentrated predominantly in North Carolina and Virginia, within the retail, multifamily, hospitality, warehouse and office metrics. As a result of this concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market.
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
Appraisal valuations can be impacted by changes in the equilibrium between supply and demand, changes in occupancy, lease rates and capitalization rates. Appraisals can also be impacted by the information available to the appraiser, including age of industry, market or borrower information, by access to property that is the subject of the appraisal, and by changing economic, industry or market conditions. The bank updates appraisals in connection with defined extensions of credit, which includes but is not limited to requests for additional loan funding, material changes to the loan’s amortization or material extensions of the maturity date. Additionally, the bank will generally update appraisals when the loan is considered collateral dependent and is either subject to Individually Evaluated Loan status or prior to the completion of a foreclosure initiating a collection process.
The Company’s level of credit risk is elevated due to the concentration of commercial real estate loans and commercial real estate construction loans in its portfolio.
As of December 31, 2023, the Company’s exposure to loans secured by commercial purpose real estate, including investment real estate loans related to hospitality, retail and multifamily apartments (but excluding construction) equated to $1.8 billion, or 51.2% of its total loan portfolio. The average balance of these loans are generally larger and these loans generally involve a more complex degree of financial and credit risk than loans secured by residential real estate. Repayment of these loans is dependent on the success of the borrower’s underlying business and/or the borrower’s ability to generate leases in order to receive sufficient cash flow to service its debts. The financial and credit risk associated with these loans is a result of several

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
factors, including, but not limited to, macroeconomic conditions affecting supply, demand and property valuations, as well as larger balances in a smaller population of loans.
The Company’s exposure to hospitality at December 31, 2023 equated to approximately $341.1 million, or 9.7% of its total loan portfolio. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows.
The Company’s exposure to commercial real estate construction loans at December 31, 2023 equated to approximately $500.0 million, or 14.3% of total portfolio loans. Construction loans are inherently risky. These risks include, but are not limited to, potential adverse changes in material costs resulting in cost overruns, and the potential that the general contractors develop financial stress and are unable to complete projects and the speculative nature of lease up risk. A severe downturn in real estate could affect demand for leases, capitalization rates and property valuations, which could adversely affect our financial condition and results of operations.
Our allowance for credit losses may be insufficient.
The measure of our allowance for credit losses is dependent on the interpretation and application of the Current Expected Credit Losses (“CECL”) methodology, which the Company adopted effective January 1, 2021, and which replaced the incurred loss methodology that was used by the Company and the Bank under GAAP prior to that date. The CECL methodology reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Accordingly, the implementation of the CECL model changed the Company’s current method of providing allowance for credit losses (“ACL”) and resulted in material changes in the Company’s accounting for credit losses on financial instruments. The CECL model may create more volatility in the Company’s level of ACL, which, if materially increased, could adversely affect our business, financial condition, and results of operations.
We have and will continue to implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed. If the assumptions or estimates we use in adopting the new standard are incorrect or we need to change our underlying assumptions and estimates, there may be a material adverse impact on our results of operation and financial condition. We maintain an ACL at a level we believe is adequate to absorb expected losses in our loan portfolio as of the corresponding balance sheet date. The process to determine the ACL uses models and assumptions that require us to make difficult and complex judgments that are often interrelated, including how borrowers will perform in changing economic and market conditions. Also, we may fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic or market conditions, or to estimate accurately the impacts of future changes in economic or market conditions on our borrowers. Any of these failures could significantly impact the accuracy of our loss forecasts and allowance estimates and the sufficiency of our ACL.
If the models, estimates, and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, we may suffer unexpected losses. There is no guarantee that our ACL will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly, or if a specific segment of the Company’s loan or borrower portfolio is adversely impacted by changing market or other conditions. In such an event, we may need to increase our ACL, which would result in provisions for credit losses that would reduce our earnings. Management evaluates the appropriateness of the ACL for the “Other” segment through the projected discounted cash flow analysis with various assumptions and multiple scenarios. It is difficult to predict the specific resolution of this relationship. As a result, the reserve analysis employs a number of potential outcomes, which are weighted based on probabilities as determined by management based on current information available to us. Additionally, to the extent that credit losses are worse than expected, which could be caused by persistent inflation or an economic recession that negatively impacts borrowers, we may need to increase our provision for loan losses.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
Risks Related to Our Operations, Cybersecurity and Technology
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt the Company’s businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
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
The Company’s business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact and rely upon. Cyber security risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software, and networks to conduct our operations. In addition, to access our network, products and services, our customers and third parties may use personal mobile devices or computing devices that are outside of our network environment.
Financial services institutions have been subject to, and are likely to continue to be the target of, cyber-attacks, including computer viruses, malicious or destructive code, phishing attacks, denial of service or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of the institution, its associates or customers or of third parties, or otherwise materially disrupt network access or business operations. For example, denial of service attacks have been launched against a number of large financial institutions and several large retailers have disclosed substantial cyber security breaches affecting debit and credit card accounts of their customers. We have not experienced material cyber security incidents in the past, but there is no assurance that we will not experience an attack in the future. Technology failures, cyber-attacks or other information or security breaches can cause

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
material losses or other material consequences, and even with all reasonable security efforts, not every system or network breach can be prevented or even detected. Furthermore, because some of our employees are working remotely from their homes, there is an increased risk of disruption to our operations because our employees’ residential networks and infrastructure may not be as secure as our office environment.
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
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Any of these matters could result in loss of customers and business opportunities, significant disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, damage to computers or systems of our customers and/or third parties, violation of applicable privacy laws and other laws, litigation, costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs. In addition, any of the matters described above could adversely impact our results of operations and financial condition.
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
The Company is dependent on its management team, and the loss of any senior executive officers or other key personnel could impair its relationship with its customers and adversely affect its business and financial results.
We believe that our growth and future success will depend in large part on the skills of our executive officers. We also depend upon the experience of the senior executive officers and other key personnel and their relationship with the communities they serve. The loss of the services of one or more of these officers or key personnel could have an adverse impact on the business of the Company because of their skills, knowledge of the market, years of industry experience and the difficulty promptly finding qualified replacement personnel.
The success of our business strategies depends on our ability to identify and recruit individuals with experience and relationships in our primary markets.
The successful implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. The market for qualified management personnel is competitive, which has contributed to salary and employee benefit costs that have risen and are expected to continue to rise, which may have an adverse effect on the Company’s net income (loss). In addition, the process of

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy, and we may not be able to effectively integrate these individuals into our operations. Our inability to identify, recruit and retain talented personnel to manage our operations effectively and in a timely manner could limit our growth or impair our ability to implement our business strategy effectively and efficiently, which could materially adversely affect our business.
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
To combat rising inflation, between March of 2022 and July of 2023, the Federal Reserve raised the federal funds benchmark rate by a total of 525 basis points. Although the Federal Reserve has held rates steady since July 2023 and signaled the potential for rate cuts in 2024, if interest rates do not rise, or if the Federal Reserve lowers the target federal funds rate to below 0%, such low rates could limit our interest rate spread and may adversely affect our business forecasts. Moreover, if the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings. Further increases in the general level of interest rates, to combat inflation or otherwise, may also, among other things, result in a change in the mix of noninterest and interest-bearing accounts, reduce the demand for loans or increase the rate of default on existing loans. Conversely, a decrease in the general level of interest rates may, among other things, lead to an increase in prepayments on loans and increased competition for deposits. Accordingly, changes in the general level of market interest rates may affect net yield on interest-earning assets, loan origination volume, loan portfolios, and funding costs which impact our overall results.
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
Changes in interest rates influence the origination of loans, the prepayment of loans, the fair value of existing assets and liabilities, the purchase of investments, the retention and generation of deposits, the rates received on loans and investment securities, and the rates paid on deposits or other sources of funding. In general, periods of rising interest rates and other

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
inflationary pressures can have a significant negative effect on our borrowers, and particularly on borrowers that operate businesses that generate revenue to pay principal and interest on commercial loans. Periods of rising interest rates and other inflationary pressures could cause the values of collateral securing our loans to decline. If either our borrowers are negatively impacted by rising interest rates or other inflationary pressures, or if the value of collateral securing our loans declines, our financial performance may be negatively impacted.
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
Deposit levels may be impacted by industry factors, market interest rates, rates paid for deposits by other financial institutions and market interest rates generally, inflationary conditions, general economic conditions than can impact savings rates, and banking industry conditions that can impact customers perceptions of the safety and soundness of the banking industry generally or of specific financial institutions. The failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first quarter of 2023, and the resulting industry turmoil, have underscored the importance of maintaining diversified funding sources to ensure the safety and soundness of a financial institution. In response to these failures, the Treasury Department, the Federal Reserve Board (“FRB”) and the FDIC approved actions enabling the FDIC to complete its resolution of Silicon Valley Bank, Signature Bank and First Republic Bank in a manner that fully protected depositors by utilizing the FDIC Deposit Insurance Fund, and the Federal Reserve took actions to make available additional term funding for eligible financial institutions to help ensure continued liquidity in the banking industry. It is uncertain whether these additional steps will be sufficient to address the turmoil in the banking industry, ensure continued funding and liquidity, reduce the risk of deposit outflows, and particularly sudden outflows, from banks. Should any of these conditions materialize, our liquidity, financial condition and results of operations could be materially and adversely impacted.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
We own stock in the FHLB of Atlanta, in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit with the FHLB that is secured by a blanket lien on select commercial loans, multifamily loans, residential mortgages and investment securities available-for-sale and is estimated to be equal to 25% of our assets approximating $1.1 billion, with available borrowing capacity subject to the amount of eligible collateral pledged at any given time. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs or meet growth plans. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.
Other wholesale market sources of liquidity include the Fed discount window, the brokered CD market, and our four fed funds lines totaling $95.0 million with correspondent banks. Additionally, we have a large bond portfolio that can be used for liquidity purposes, including pledging or outright sales. It should also be noted that our customer base is very diversified and granular, which should minimize any unexpected deposit outflows. Average commercial deposit account balances are $42 thousand, and average consumer retail deposit account balances are $14 thousand.
We rely on dividends from our subsidiaries for most of our revenue.
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
Our success depends primarily on the general economic conditions of the geographic markets in which we operate, primarily in Virginia and North Carolina. The local economic conditions in the areas where we operate have a significant impact on our

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
commercial, real estate and construction loans, the ability of our borrowers to repay their loans and the value of the collateral securing these loans and on customer demand for loans, deposits and other bank products. A significant decline in general economic conditions, including pandemics or significant health hazards (such as the COVID-19 pandemic), inflation, recession, acts of terrorism, outbreak of hostilities (including the military conflict between Russia and Ukraine and between Israel and Palestine) or other international or domestic calamities, unemployment or other factors, all of which are beyond our control, could impact economic conditions and negatively affect our financial results.
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
Technology and other changes are allowing parties to complete financial transactions through alternative methods that have historically involved banks. For example, customers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Customers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. We face increasing competition from fintech companies, as trends toward digital financial transactions have accelerated since the COVID-19 pandemic. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
Regulatory capital standards may require the Company and the Bank to maintain higher levels of capital and liquidity, which could adversely affect its return on equity and otherwise affect its business.
The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital, which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. In addition, regulators may require the Company to maintain higher levels of regulatory capital based on the Company’s condition, risk profile, or growth plans or conditions in the banking industry or economy. The Basel III capital adequacy standards applicable to the Company and the Bank impose stricter capital requirements and leverage limits than the requirements to which the Company and the Bank were subject in the past.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if the Company were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III capital adequacy standards could result in the Company having to lengthen the term of its funding, restructure its business models, and/or increase its holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit the Company’s ability to make distributions, including paying out dividends or buying back shares. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.
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
Claims and litigation against the Company could result in significant expenses or losses or damage to our reputation, which may have a material adverse effect on its financial condition, results of operation or business.
The Company operates in a business, legal and regulatory environment that exposes the Company to potential significant litigation risk. The Company may be involved from time to time in a variety of litigation arising out of its business, and the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
outcome of litigation and other legal matters is frequently uncertain. Litigation and claims against the Company can arise from the Company’s lending activities, commercial agreements, compliance programs, and other general business matters. Such litigation and claims have involved and could involve large amounts in controversy and substantial legal costs necessary for the Company’s defense or to recover amounts owed to the Company, and substantial legal liability, which may or may not be insured, against the Company could materially and adversely impact the Company’s financial condition and results of operations. Even if the Company has insurance coverage for certain claims or legal or administrative actions against it, the Company’s insurance may not cover all claims that may be asserted against it in legal or administrative actions or costs that it may incur defending such actions, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Company’s reputation which may harm the Company’s business. Should the ultimate judgments or settlements and/or costs incurred in any litigation exceed any applicable insurance coverage, they could have a material adverse effect on the Company’s financial condition and results of operation for any period. Litigation may also divert management resources, which may adversely impact the Company’s business and results of operations.
The Company is currently involved in significant pending litigation. Please see the information contained in Part II, Item 8. Financial Statements and Supplementary Data – Note 18, “Commitments and Contingencies,” under the heading “Legal Proceedings”.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company has developed and implemented a Cybersecurity and Information Technology Incident Response Plan intended to ensure the confidentiality, integrity, and availability of the Company’s critical systems and information.
The Company has designed this Cybersecurity and Information Technology Incident Response Plan based in part on the National Institute of Standards and Technology Cybersecurity Framework (“NIST”). Use of the framework does not imply that the Company meets any particular technical standards, specifications, or requirements, but rather the NIST is used as a guide to help identify, assess, and manage cybersecurity risks relevant to the Company’s business. The Company’s Cybersecurity and Information Technology Response Plan is led by our Chief Operations Officer, (“COO”) who is responsible for the oversight and implementation of such plan. Additionally, the COO and the Information Security Manager meet with the Information Technology Steering Committee (“IT Steering Committee”) on a monthly basis or more frequently as necessary to discuss, among other things, cybersecurity matters.
The Cybersecurity and Information Technology Incident Response Plan is aligned to the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk management, including legal, compliance, strategic, operational, and financial risk. In the event of a material or potentially material cybersecurity event, senior members of management, which includes the Chief Financial Officer, are promptly informed of the event and status update, response, and disclosure efforts following the terms of a documented incident response plan. Key elements of the Cybersecurity and Information Technology Incident Response Plan include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader information technology (“IT”) environment;
•an incident response team principally responsible for managing cybersecurity risk assessment processes, security controls, and responses to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
•a cybersecurity and IT incident response plan that includes procedures for responding to cybersecurity incidents;
•utilization of independent third parties to perform penetration testing of the Company’s environment; and
•utilization of a third party to monitor our environment continuously.
The Company has experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, have had a material adverse effect on our business, financial condition or results of operations. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – "Risks Related to Our Operations and Technology," which is incorporated by reference into this Item 1C.
Cybersecurity Governance
Management’s Role
The Company’s management has created an Incident Response Team (“IRT”), that consists of the Chief Operations Officer, a network manager, an application delivery manager, an information security manager, the IT Steering Committee, the regulatory

CARTER BANKSHARES, INC. AND SUBSIDIARIES
risk management director and an internal auditor. Our COO holds multiple cybersecurity industry-recognized certifications and has gained extensive cybersecurity knowledge and skills through over 7 years of work experience on the IT security team at the Company. Our Information Security Manager, who also holds multiple cybersecurity industry-recognized certifications and is a member of the IT Steering Committee, has 20 years of experience working in IT and cybersecurity in various roles and industries throughout his career. Additionally, leaders in the Company’s IT function receive periodic training and education on cybersecurity related topics. The IRT is governed by policies and procedures and their proactive responsibilities include implementing awareness programs for the overall cybersecurity risk management plan and for the supervision of vulnerability and penetration testing.
The Company’s IRT serves as the central point for all cybersecurity incidents and reporting, including incidents that directly target associates, customers or the Company’s internal information systems and incidents originating from third parties. The IRT evaluates each incident in terms of its impact on the Company’s operations, ability to conduct business with customers, reputational risk to the Company, reduce legal risk and the speed and degree to which the incident has been contained. The IRT is also responsible for assessing the nature and scope of the incident, and engaging third-party service providers where appropriate to support the Company through the resolution of the incident. The COO escalates incidents to the Company’s IT Steering Committee, who is responsible for cybersecurity risk oversight, and also reports to the Board on a monthly basis.
Our information security team and members of IT also monitor the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with law enforcement, regulators, and external consultants we may engage, and reports produced by security tools we have deployed in our IT environment.
Board of Director’s Role
The Company’s Board of Directors recognizes the importance of cybersecurity in safeguarding the Company’s sensitive data, including with respect to its associates and customers. The Board is responsible for the consideration and oversight of risk facing the Company and is also responsible for ensuring that material risks are identified and managed appropriately, including cybersecurity risks. The COO gives a monthly report to the Company’s IT Steering Committee and Board on various information security issues. The Company has created and designated a separate committee of its Board as the Audit Committee consisting of four independent directors. The Audit Committee meets quarterly and reviews the Company’s major financial risk exposures, including cybersecurity risks, and reviews the steps management is taking to monitor and control such exposures, including results of internal and external audits.
ITEM 2. PROPERTIES
The Company’s principal executive office is located at 1300 Kings Mountain Road in Martinsville, Virginia. There are also two other corporate administrative locations that house its operations center and various other corporate functions. As of December 31, 2023, we offer our community banking services through 65 combined depository locations in Virginia and North Carolina, and have 53 offices located in Virginia and 12 offices located in North Carolina. Three of these depository banking locations are held under lease contracts. In addition, the Bank leases a loan production office, a commercial banking office and another office housing various Bank functions. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. The leases are described in Note 9, Premises and Equipment, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
The information contained in Part II, Item 8. Financial Statements and Supplementary Data – Note 18, “Commitments and Contingencies,” under the heading “Legal Proceedings,” is incorporated by reference into this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PART II
Market for Common Stock and Dividends
The Company’s common stock trades on NASDAQ, under the ticker symbol “CARE.” As of the close of business on March 4, 2024, we had 2,160 shareholders of record.
Dividends
In October 2016, prior to the Reorganization, the board of directors of the Bank (the "Bank Board") determined that it was prudent not to declare a quarterly cash dividend on the Bank's common stock beginning in the fourth quarter of 2016. Notwithstanding the Bank’s prior practice of paying a quarterly cash dividend on its common stock, the Bank Board believed this decision was necessary and appropriate as the Bank committed, and now the Company commits, additional resources to assist with regulatory compliance, and making significant investments in new technology and human resources.
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
Repurchases of Shares of Common Stock
On March 29, 2023, the Company announced that its Board of Directors (the “Board”) authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months, (the “2023 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on April 24, 2023. The 2023 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2023 Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2023 Program is authorized through May 1, 2024, although it may be modified or terminated by the Board at any time. The 2023 Program does not obligate the Company to purchase any particular number of shares, and was exhausted as of August 31, 2023. During the year ended December 31, 2023, 1,000,000 shares of common stock had been repurchased under this program at a total cost of $14.2 million, or an average price of $14.16 per share.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - (continued)
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended December 31, 2023.

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan(1)
10/10/2023 - 10/31/2023	—	$—	—	—
11/01/2023 - 11/30/2023	—	—	—	—
12/01/2023 - 12/31/2023	—	—	—	—
Total	—	$—	—
(1)The Company had no purchases of our common stock during the quarter ended December 31, 2023 as the 2023 Program was fully exhausted as of August 31, 2023.
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

Total Return Performance
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Carter Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Carter Bankshares, Inc.(1)	100.00	158.13	71.98	103.33	111.39	100.51
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41
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
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Carter Bankshares, Inc., our operations, and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this Annual Report on Form 10-K. The MD&A includes the following sections:
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Estimates
•Our Business & Strategy
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
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), management uses, and this annual report references, interest and dividend income, yield on interest earnings assets, net interest income and net interest margin on a fully taxable equivalent, (“FTE”) basis, which are non-GAAP financial measures. Management believes these measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of interest and dividend income, yield on interest earnings assets, net interest income and net interest margin on an FTE basis ensures the comparability of interest and dividend income, yield on interest earning assets, net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest and dividend income (GAAP) per the Consolidated Statements of Income is reconciled to interest and dividend income adjusted on an FTE basis, yield on interest earning assets (GAAP) is reconciled to yield on interest earning assets adjusted on an FTE basis, net interest income (GAAP) is reconciled to net interest income adjusted on an FTE basis and net interest margin (GAAP) is reconciled to net interest margin adjusted on an FTE basis in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A for the years ended 2023, 2022 and 2021.
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
Management will periodically assess what adjustments are necessary to qualitatively adjust the ACL based on their assessment of current expected credit losses and other economic factors. Various regulatory agencies also review the allowance for credit losses as an integral part of their examination process. The Company periodically engages a third party to validate the model. We believe the level of the allowance for credit losses is appropriate as recorded in the consolidated financial statements as of December 31, 2023. As future events cannot be determined with precision, actual results could differ significantly from our estimates.
The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources. Management evaluates the variability of market conditions by examining the peak and trough of economic cycles. These peaks and troughs are used to stress the base case model to develop a range of potential outcomes. Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio. For the year ended December 31, 2023 the range of outcomes would produce a 16.98% reduction or a 18.80% increase in reserves based on the best and worst case scenarios, respectively.
Refer to Note 1, Summary of Significant Accounting Policies, for further detailed descriptions of our estimation process and methodology related to the ACL and Note 6, Allowance for Credit Losses, of this Annual Report on Form 10-K.
Our Business and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.5 billion at December 31, 2023. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation, (“FDIC”) insured, Virginia state-chartered bank, which operates 65 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
The Company earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and income tax provision.
Beginning in 2023, and continuing into 2024 and 2025, the Company is focusing on refining and enhancing its brand image and position in the markets it serves. To strengthen and further shape the culture of the Company, a new set of guiding principles were introduced to associates in June 2023. The guiding principles include a new purpose statement: To create opportunities for more people and businesses to prosper; supported by our new set of core values: Build Relationships, Earn Trust and Take Ownership. We believe these new guiding principles will help create alignment to support future growth by empowering our associates and igniting a passion for the Company.
The Company’s goal is to shift from restructuring the balance sheet to pursuing a prudent growth strategy when appropriate. We believe this strategy will be primarily targeted at organic growth, but will also consider opportunistic acquisitions that fit this strategic vision. We believe that the Bank’s strong capital and liquidity positions support this strategy. In addition to loan and deposit growth, the Company will seek to increase fee income while closely monitoring operating expenses.
The Company is focused on executing this strategy to successfully build our new brand and grow our business in our current markets as well as any new markets we may enter. As part of executing this strategy, the Company continues to dedicate significant resources to resolving the Company’s nonaccrual loans, the significant majority of which are related to a single large lending relationship that the Company placed on nonaccrual status in the second quarter of 2023 due to loan maturities and failure to pay in full, in a manner that best protects the Company, the Bank and shareholders. The Company is also dedicating significant resources to resolving pending litigation related to this single large lending relationship in a manner that best protects the Company, the Bank and shareholders.
Results of Operations and Financial Condition
Earnings Summary
2023 Highlights
•Net interest income decreased $17.6 million, or 12.6%, to $122.3 million for the year ended December 31, 2023 compared to the same period in 2022 primarily due to an increase of 156 basis points in funding costs and the $30.0 million year-to-date negative impact of placing the Bank’s largest lending relationship in nonaccrual status during the second quarter of 2023, partially offset by an increase of 59 basis points in the yield on earning assets due to the higher interest rate environment;
•The provision for credit losses increased $3.1 million to $5.5 million for the year ended December 31, 2023, compared to the same period in 2022;
•Total noninterest income decreased $3.4 million to $18.3 million for the year ended December 31, 2023 compared to the same period in 2022;
•Total noninterest expense increased $8.5 million to $105.5 million for the year ended December 31, 2023 compared to the same period in 2022; and
•Provision for income taxes decreased $6.3 million to $5.3 million for the year ended December 31, 2023 compared to the same period in 2022.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Balance Sheet Highlights (period-end balances, December 31, 2023 compared to December 31, 2022)
•The securities portfolio decreased $57.3 million and is currently 17.3% of total assets compared to 19.9% of total assets;
•Total portfolio loans increased $357.0 million, or 11.3%, primarily due to loan growth in the commercial real estate (“CRE”), residential mortgage and construction segments during the year ended December 31, 2023;
•The portfolio loans to deposit ratio was 94.2%, compared to 86.7%, due to loan growth;
•Nonperforming loans as a percentage of total portfolio loans were 8.83% compared to 0.21% at December 31, 2022. The significant increase is due to loans contained in the Other segment with an aggregate principal balance of $301.9 million that were placed into nonaccrual status due to loan maturities and failure to pay in full during the second quarter of 2023. These loans comprise 97.5% of nonperforming loans at December 31, 2023;
•Total deposits increased $89.4 million or 2.5% to $3.7 billion at December 31, 2023 due to increases of $29.4 million in money market accounts and $325.1 million in CDs, offset by a total decrease of $265.1 million in noninterest-bearing demand, interest-bearing demand and savings accounts; and
•The ACL to total portfolio loans ratio was 2.77% compared to 2.98%. The ACL on portfolio loans totaled $97.1 million at December 31, 2023, compared to $93.9 million at December 31, 2022.
The Company reported net income of $23.4 million, or $1.00 diluted earnings per share for the year ended December 31, 2023 compared to net income of $50.1 million, or $2.03 diluted earnings per share, for the year ended December 31, 2022.

	Years Ended December 31,
PERFORMANCE RATIOS	2023	2022	2021
Return on Average Assets	0.53%	1.21%	0.76%
Return on Average Shareholders' Equity	6.79%	14.30%	7.92%
Portfolio Loans to Deposit Ratio	94.20%	86.69%	76.03%
Allowance for Credit Losses to Total Portfolio Loans	2.77%	2.98%	3.41%
Nonperforming Loans to Total Portfolio Loans	8.83%	0.21%	0.26%
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

(Dollars in Thousands)	Years Ended December 31,
	2023	2022	2021
Interest and Dividend Income (GAAP)	$196,420	$160,182	$133,897
Tax Equivalent Adjustment	1,004	1,143	1,492
Interest and Dividend Income (FTE) (Non-GAAP)	197,424	161,325	135,389
Average Earning Assets	4,293,838	4,023,634	3,971,640
Yield on Interest-earning Assets (GAAP)	4.57%	3.98%	3.37%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	4.60%	4.01%	3.41%

Net Interest Income (GAAP)	122,310	139,928	111,183
Tax Equivalent Adjustment	1,004	1,143	1,492
Net Interest Income (FTE) (Non-GAAP)	$123,314	$141,071	$112,675
Average Earning Assets	4,293,838	4,023,634	3,971,640
Net Interest Margin (GAAP)	2.85%	3.48%	2.80%
Net Interest Margin (FTE) (Non-GAAP)	2.87%	3.51%	2.84%
Average Balance Sheet and Net Interest Income Analysis (FTE)
Total net interest income decreased $17.6 million, or 12.6% to $122.3 million for the year ended December 31, 2023 compared to the same period in 2022. The decrease for the year ended December 31, 2023 compared to the same period in 2022 was a result of the higher funding costs in 2023 as a result of the higher interest rate environment and the $30.0 million negative impact on interest income during the year ended December 31, 2023 related to the Company placing its largest lending relationship with an aggregate principal balance of $301.9 million on nonaccrual status in the second quarter of 2023. These decreases were partially offset by higher yields on new loan originations and investment securities.
Net interest income, on an FTE basis (non-GAAP), decreased $17.8 million, or 12.6%, to $123.3 million for the year ended December 31, 2023 compared to $141.1 million for the same period in 2022. The decreases in net interest income, on an FTE basis (non-GAAP), was driven by higher interest expense of $53.9 million for the year ended December 31, 2023 when compared to the same period in 2022, offset by an increase in interest income of $36.1 million. Net interest margin decreased 63 basis points to 2.85% for the year ended December 31, 2023 compared to 3.48% for the same period in 2022. Net interest margin, on an FTE basis (non-GAAP), decreased 64 basis points to 2.87% for the year ended December 31, 2023 compared to 3.51% for the same period in 2022.
The Company’s net interest income and net interest margin will continue to be negatively impacted in future periods by the Company’s largest lending relationship being placed on nonaccrual status until it is ultimately resolved.
During 2023, there has been more pressure on our cost of funds due to the shift from non-maturing deposits to higher yielding money market and certificates of deposits and higher-cost borrowings, which has negatively impacted our net interest margin. We believe this trend is beginning to stabilize and will continue to stabilize in the coming quarters. Our balance sheet is currently exhibiting characteristics of a slightly liability sensitive balance sheet due to the short-term nature of our deposit portfolio. Specifically, 75.9% of our time deposit portfolio will mature and reprice over the next twelve months which gives us flexibility to manage the structure and pricing of our deposit portfolio to reduce funding costs, should the Federal Open Market Committee (“FOMC”) begin cutting short-term rates during 2024.
During the year ended December 31, 2023, the Company’s yield on earning assets continued to benefit from the higher interest rate environment. However, the impacts of higher yields on earning assets may not be sufficient to offset the negative impacts of increased funding costs in the higher rate environment and the negative impacts on interest income related to the Company’s largest lending relationship being placed in nonaccrual status.
Positively impacting the year ended December 31, 2023 was the asset sensitivity of our balance sheet for the majority of the year. Yields on a large portion of our loan and securities portfolios adjusted upward as rates rise at a quicker rate than the rates on our deposits and other funding sources adjusted upward during the recent rising interest rate cycle. Yields on our loan

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
portfolio consist of 24.8% floating rates and 41.9% variable rates, while 47.2% of the securities portfolio is floating rate and adjust as interest rates increase. This positively impacts revenue and helps mitigate increased funding costs.
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

(Dollars in Thousands)	2023			2022			2021
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance(3)	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$20,414	$1,066	5.22%	$50,797	$341	0.67%	$194,492	$271	0.14%
Tax-Free Investment Securities (2)	27,271	803	2.94%	30,109	877	2.91%	34,171	1,116	3.27%
Taxable Investment Securities	900,972	30,804	3.42%	950,557	20,330	2.14%	798,672	12,442	1.56%
Total Securities	928,243	31,607	3.41%	980,666	21,207	2.16%	832,843	13,558	1.63%
Tax-Free Loans (1)(2)	123,847	3,978	3.21%	144,617	4,568	3.16%	189,716	5,991	3.16%
Taxable Loans (1)	3,200,992	159,317	4.98%	2,844,303	135,055	4.75%	2,751,169	115,448	4.20%
Total Loans	3,324,839	163,295	4.91%	2,988,920	139,623	4.67%	2,940,885	121,439	4.13%
Federal Home Loan Bank Stock	20,342	1,456	7.16%	3,251	154	4.74%	3,420	121	3.54%
Total Interest-Earning Assets	4,293,838	$197,424	4.60%	4,023,634	$161,325	4.01%	3,971,640	$135,389	3.41%
Noninterest Earning Assets	89,833			117,135			170,856
Total Assets	$4,383,671			$4,140,769			$4,142,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$483,048	$2,729	0.56%	$489,298	$1,578	0.32%	$413,714	$1,007	0.24%
Money Market	448,324	8,868	1.98%	521,269	1,842	0.35%	383,391	1,130	0.29%
Savings	544,938	586	0.11%	720,682	742	0.10%	663,382	682	0.10%
Certificates of Deposit	1,428,646	40,445	2.83%	1,271,548	14,454	1.14%	1,484,436	19,427	1.31%
Total Interest-Bearing Deposits	2,904,956	52,628	1.81%	3,002,797	18,616	0.62%	2,944,923	22,246	0.76%
FHLB Borrowings	402,675	20,822	5.17%	29,849	1,163	3.90%	25,986	313	1.20%
Federal Funds Purchased	7,023	368	5.24%	5,711	188	3.29%	—	—	—%
Other Borrowings	6,337	292	4.61%	5,885	287	4.88%	3,167	155	4.89%
Total Borrowings	416,035	21,482	5.16%	41,445	1,638	3.95%	29,153	468	1.61%
Total Interest-Bearing Liabilities	3,320,991	74,110	2.23%	3,044,242	20,254	0.67%	2,974,076	22,714	0.76%
Noninterest-Bearing Liabilities	718,113			746,117			769,401
Shareholders' Equity	344,567			350,410			399,019
Total Liabilities and Shareholders' Equity	$4,383,671			$4,140,769			$4,142,496
Net Interest Income (2)		$123,314			$141,071			$112,675
Net Interest Margin (2)			2.87%			3.51%			2.84%
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Interest income increased $36.2 million, or 22.6% for 2023 compared to 2022. Interest income, on an FTE basis (non-GAAP), increased $36.1 million, or 22.4%, for 2023 compared to 2022. The change was primarily due to increases in average interest-earning assets of $270.2 million for 2023, and higher interest rate yields on interest-earning assets of 59 basis points compared to 2022 due to the higher interest rate environment in fiscal year 2023. These changes were offset by the negative impact of $30.0 million to interest income for the year ended December 31, 2023 related to the Company placing its largest lending relationship on nonaccrual status, as noted above. Average interest-bearing deposits with banks decreased $30.4 million in 2023, and the average rate paid increased 455 basis points for 2023 compared to 2022 as funds were deployed into higher yielding loans.
Average loan balances increased $335.9 million primarily influenced by the consistent loan growth in 2023 as compared to 2022. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. The average rate earned on loans increased 24 basis points for the year ended December 31, 2023 compared to the same period in 2022 despite the negative impact caused by the Company placing its largest lending relationship on nonaccrual status, as noted above. At December 31, 2023, the loan portfolio was comprised of 24.8% floating rate loans which reprice monthly, 41.9% variable rate loans that reprice at least once during the life of the loan and 33.3% fixed rate loans that do not reprice during the life of the loan.
Average investment securities decreased $52.4 million and the average rate earned increased 125 basis points for 2023 compared to 2022. The change in investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal payments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of December 31, 2023, the securities portfolio was comprised of 47.2% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months. We believe having a significant percentage of variable rate securities is an important strategy during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate strategy is expected to limit the impact of rising rates on the Company’s unrealized losses on debt securities.
Interest expense increased $53.9 million for 2023 compared to 2022. The increase was primarily due to increases in the cost of all interest-bearing liability categories, except savings accounts, in the higher rate environment. Also contributing to the increased interest expense was the shift to higher cost deposits and borrowings due to a decline and change in mix of deposits and the Company’s use of higher-cost borrowings to fund growth in the loan portfolio, including a $97.8 million decline in average interest-bearing deposits for the year ended December 31, 2023 compared to the same period in 2022. Interest expense on deposits increased $34.0 million for 2023 compared to 2022 primarily due to the rates on these deposits increasing 119 basis points to 1.81%. The increase in rates for the year ended December 31, 2023 compared to the same period last year included interest-bearing demand deposits up by 24 basis points, money market accounts up by 163 basis points, and CDs up by 169 basis points, in response to competitive pressures from higher market rates compared to the same period in 2022.
The average balance on borrowings increased $374.6 million for the year ended December 31, 2023 compared to the year ended 2022. The cost of borrowings increased 121 basis points for the year ended December 31, 2023 compared to the same period in 2022, largely due to increased balances and the higher interest rate environment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2023 Compared to 2022			2022 Compared to 2021
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$(316)	$1,041	$725	$(324)	$394	$70
Tax-free Investment Securities(2)	(83)	9	(74)	(125)	(114)	(239)
Taxable Investment Securities	(1,111)	11,585	10,474	2,664	5,224	7,888
Total Securities	(1,194)	11,594	10,400	2,539	5,110	7,649
Tax-free Loans(1)(2)	(666)	76	(590)	(1,425)	3	(1,422)
Taxable Loans(1)	17,526	6,736	24,262	4,013	15,593	19,606
Total Loans	16,860	6,812	23,672	2,588	15,596	18,184
Federal Home Loan Bank Stock	1,187	115	1,302	(6)	39	33
Total Interest-Earning Assets	$16,537	$19,562	$36,099	$4,797	$21,139	$25,936

Interest Paid on:
Interest-Bearing Demand	$(20)	$1,171	$1,151	$205	$366	$571
Money Market	(293)	7,319	7,026	458	254	712
Savings	(188)	32	(156)	59	1	60
Certificates of Deposit	1,990	24,001	25,991	(2,595)	(2,378)	(4,973)
Total Interest-Bearing Deposits	1,489	32,523	34,012	(1,873)	(1,757)	(3,630)
Federal Home Loan Bank Borrowings	19,157	502	19,659	188	—	188
Federal Funds Purchased	50	130	180	53	797	850
Other Borrowings	21	(16)	5	133	(1)	132
Total Borrowings	19,228	616	19,844	374	796	1,170
Total Interest-Bearing Liabilities	$20,717	$33,139	$53,856	$(1,499)	$(961)	$(2,460)
Change in Net Interest Margin	$(4,180)	$(13,577)	$(17,757)	$6,296	$22,100	$28,396
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
The Company recognizes provision for the ACL based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision (recovery) for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments.
The ACL as a percentage of total portfolio loans was 2.77% at December 31, 2023 and 2.98% at December 31, 2022. The provision for credit losses increased $3.1 million to $5.5 million for the year ended 2023 compared to $2.4 million for the year ended 2022. The increase in the provision for credit losses was primarily driven by loan growth.
The provision for unfunded commitments for the full year 2023 was a provision of $0.9 million compared to a provision of $0.5 million for the full year 2022, an increase of $0.4 million primarily due to an increase in construction commitments.
Net charge-offs were $2.3 million for the full year 2023 compared to $4.5 million for the full year 2022. During 2023, net charge-offs were concentrated in the other consumer loan segment. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.07% and 0.15% for the years ended 2023 and 2022, respectively. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Nonperforming loans (“NPLs”) increased at December 31, 2023 by $302.9 million to $309.5 million compared to $6.6 million at December 31, 2022. During the second quarter of 2023, the Company placed commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to a single lending relationship which has an aggregate principal amount of $301.9 million, on nonaccrual status due to loan maturities and failure to pay in full. In connection with our adoption of Topic 326 “Financial Instruments – Credit Losses” on January 1, 2021, the bank segmented this relationship in the CECL model, along with select other loans, into a segment labeled Other. As of December 31, 2023 and December 31, 2022, those Other segment reserves were $54.4 million and $54.7 million, respectively. As of December 31, 2023, the Company utilized discounted cash flow valuation techniques to evaluate the current condition of certain of the borrowers’ operating businesses, those borrowers’ capacity to repay and scenarios through which the Company may ultimately resolve this nonaccrual relationship, which resulted in individually evaluated reserves related to that single lending relationship. The bank established a reserve of $51.3 million for this relationship as of January 1, 2021 with the adoption of CECL. As a result of the discounted cash flow analysis and the reserves that were established for this relationship as of December 31, 2022, the classification of these commercial loans in nonaccrual status did not have a significant impact on the Company’s provision for credit losses during the year ended December 31, 2023. NPLs as a percentage of total portfolio loans were 8.83% at December 31, 2023 compared to 0.21% at December 31, 2022. See the “Credit Quality” section of this MD&A for more detail on our NPLs.
Discussion of net interest income for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Net Interest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2022, and is incorporated herein by reference.
Noninterest Income

	Years Ended December 31,
(Dollars in Thousands)	2023	2022	$ Change	% Change
(Losses) Gains on Sales of Securities, net	$(1,521)	$46	$(1,567)	NM
Service Charges, Commissions and Fees	7,155	7,168	(13)	(0.2)%
Debit Card Interchange Fees	7,828	7,427	401	5.4%
Insurance Commissions	1,945	1,961	(16)	(0.8)%
Bank Owned Life Insurance Income	1,381	1,357	24	1.8%
Gains on Sales and Write-downs of Bank Premises, net	—	73	(73)	(100.0)%
Commercial Loan Swap Fee Income	139	774	(635)	(82.0)%
Other	1,351	2,912	(1,561)	(53.6)%
Total Noninterest Income	$18,278	$21,718	$(3,440)	(15.8)%
NM - percentage not meaningful
For the full year 2023, total noninterest income was $18.3 million, a decrease of $3.4 million, or 15.8%, from the full year 2022. The decrease was primarily related to net losses on sales of securities of $1.5 million, a decrease of $1.6 million in other noninterest income, a decrease of $0.6 million in commercial loan swap fee income, as well as a decrease of $0.1 million in gains on sales and write-downs of bank premises, net. These decreases were offset by an increase of $0.4 million in debit card interchange fees due to higher volume during 2023.
The net losses on sales of securities were driven by the sale of approximately $30.0 million of available-for-sale securities during the fourth quarter of 2023 to reposition the securities portfolio and reinvest the proceeds in higher earning assets. The decrease within other noninterest income related to the unwind of two completed historic tax credit partnerships, which resulted in a gain of $1.2 million during the fourth quarter of 2022 and lower fair value adjustment of our interest rate swap contracts with commercial customers. The decrease in commercial loan swap fee income was due to the changing interest rate environment.
Discussion of noninterest income for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2022, and is incorporated herein by reference.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

(Dollars in Thousands)	Years Ended December 31,
	2023	2022	$ Change	% Change
Salaries and Employee Benefits	$55,856	$52,399	$3,457	6.6%
Occupancy Expense, net	14,028	13,527	501	3.7%
FDIC Insurance Expense	4,904	2,015	2,889	143.4%
Other Taxes	3,282	3,319	(37)	(1.1)%
Advertising Expense	1,693	1,434	259	18.1%
Telephone Expense	1,842	1,781	61	3.4%
Professional and Legal Fees	6,210	5,818	392	6.7%
Data Processing	3,920	4,051	(131)	(3.2)%
Losses on Sales and Write-downs of Other Real Estate Owned, net	1,100	432	668	154.6%
Debit Card Expense	2,875	2,750	125	4.5%
Tax Credit Amortization	—	621	(621)	(100.0)%
Other	9,756	8,854	902	10.2%
Total Noninterest Expense	$105,466	$97,001	$8,465	8.7%
For the full year 2023, total noninterest expense was $105.5 million, an increase of $8.5 million, or 8.7%, from the full year 2022 primarily due to higher salaries and employee benefits of $3.5 million, an increase of $2.9 million in FDIC insurance expenses, an increase of $0.9 million in other noninterest expense, an increase in losses on sales and write-downs of other real estate owned, (“OREO”), net of $0.7 million, an increase in occupancy expenses of $0.5 million, an increase in professional and legal fees of $0.4 million, and an increase in advertising expenses of $0.3 million. Offsetting these increases was a decline in tax credit amortization of $0.6 million and a decrease on $0.1 million in data processing expenses.
The increase in salaries and employee benefits was primarily related to higher salary expense of $4.5 million due to fewer open positions in retail, job grade assessment increases and normal merit increases, increases of $0.2 million in restricted stock expense, increased Federal Insurance Contributions Act expenses of $0.4 million, offset by a decrease in medical claims of $0.3 million and lower performance based incentives of $1.4 million in 2023.
The increase in FDIC insurance expenses was due to a final rule adopted by the FDIC to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by two basis points, beginning in the first quarterly assessment period of 2023, as well as the deterioration in asset quality as a direct result of the large NPL relationship, which is a component used to determine the assessment.
The increase in other noninterest expense relates to immaterial amounts resulting from various operating and administrative expenses including business development expenses (i.e. travel and entertainment, donations and club dues), insurance, supplies and printing, equipment rent, and software support and maintenance.
The increase in losses on sales and write-downs of OREO, net related to three legacy OREO properties that sold in the fourth quarter of 2023, and $0.5 million in write-downs on three closed retail branches. These branches were closed in 2023, transferred to OREO and marketed for sale.
The increases in occupancy expenses primarily related to additional seasonal services performed during the year ended 2023. The increase in professional and legal fees relates to higher legal expenses incurred from the large NPL relationship and new consulting engagements. Advertising expenses increased due to marketing initiatives during the full year 2023.
The decline in tax credit amortization was due to the early adoption of Accounting Standard Update 2023-02 Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Under the proportional amortization modified retrospective basis, the amortization of tax credit investments is recorded as a component of income tax expense instead of through noninterest expense as previously recorded in 2022. The decrease in data processing expenses related to additional expenses incurred during the full year 2022 for our online banking platform.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Discussion of noninterest expense for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2022, and is incorporated herein by reference.
Provision for Income Taxes
The provision for income taxes decreased $6.3 million to $5.3 million for the year ended December 31, 2023 compared to $11.6 million for December 31, 2022. Pre-tax income decreased $33.0 million for the year ended 2023 compared to 2022. Our effective tax rate was 18.6% for the year ended December 31, 2023 compared to 18.8% for December 31, 2022. The decrease in the effective tax rate for the year ended December 31, 2023 compared to the same period in 2022 was primarily related to changes in pre-tax income, partially offset by increases to the valuation allowance in 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).
Discussion of provision for income taxes for the year ended December 31, 2021 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Provision for Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 11, 2022, and is incorporated herein by reference.
Financial Condition
December 31, 2023
Total assets increased $308.0 million, to $4.5 billion at December 31, 2023 compared to $4.2 billion at December 31, 2022. Total portfolio loans increased $357.0 million, or 11.3% to $3.5 billion at December 31, 2023 compared to December 31, 2022 primarily due to loan growth in the CRE, residential mortgage and construction segments during the year ended December 31, 2023. The variances in loan segments for portfolio loans related to increases of $200.1 million in commercial real estate loans, $130.0 million in residential mortgages, $82.8 million in construction loans, offset by decreases of $38.3 million in commercial and industrial (“C&I”) loans, $10.3 million in other consumer loans and $7.3 million in the other category.
The securities portfolio decreased $57.3 million and is currently 17.3% of total assets at December 31, 2023 compared to 19.9% of total assets at December 31, 2022. The decrease is due to $92.2 million in security sales, curtailments and maturities deployed into higher yielding loan growth or to curtail wholesale funding, partially offset by security purchases of $24.9 million and the positive changes in fair value of securities during 2023. As of December 31, 2023, the securities portfolio was comprised of 47.2% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months. At December 31, 2023, total gross unrealized gains in the available-for-sale portfolio were $0.7 million, offset by $92.3 million of gross unrealized losses. Refer to the “Securities Activity” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
Federal Home Loan Bank (“FHLB”) stock, at cost increased $11.9 million to $21.6 million at December 31, 2023 compared to December 31, 2022. The increase is due to the FHLB requirement to hold a specified level of stock based upon level of borrowings. OREO decreased $5.9 million at December 31, 2023 compared to December 31, 2022 due to the sale of one OREO property in June 2023. During the year ended 2023, the Bank closed three retail banking offices and moved $1.4 million at fair value to OREO. These properties are currently being marketed for sale. Closed retail bank offices had a book value of $2.3 million at December 31, 2023 and $1.1 million at December 31, 2022.
Total deposits increased $89.4 million to $3.7 billion at December 31, 2023 compared to December 31, 2022. The increase primarily related to an increase of $325.1 million in certificate of deposits (“CDs”) and an increase of $29.4 million in money market accounts offset by declines of $265.1 million in savings and demand deposits due to customers migrating to higher-yielding CD products driven by high market interest rates. At December 31, 2023, noninterest-bearing deposits comprised 18.4% of total deposits compared to 19.4% at December 31, 2022. CDs comprised 42.6% and 34.7% of total deposits at December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 82.6% of our total deposits of $3.7 billion were insured under standard FDIC insurance coverage limits, and approximately 17.4% of our total deposits were uninsured deposits over the standard FDIC

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.9% of retail deposits.
Total capital of $351.2 million at December 31, 2023, reflects an increase of $22.6 million compared to $328.6 million at December 31, 2022. The increase in total capital from December 31, 2022 is primarily due to net income of $23.4 million for the year ended December 31, 2023, other comprehensive income of $14.2 million increased due to changes in fair value of investment securities, an increase of $1.5 million related to restricted stock activity during the year, as well as, the transitional adjustment of $0.1 million, net of tax for the adoption of ASU 2023-02. Offsetting these increases was a decrease of $16.6 million related to the repurchase of common stock and the 1% excise tax on stock repurchases.
The ACL was 2.77% of total portfolio loans at December 31, 2023 compared to 2.98% as of December 31, 2022. General reserves as a percentage of total portfolio loans were 1.22% at December 31, 2023 compared to 2.96% at December 31, 2022. The decrease in the general reserves as a percentage of total portfolio loans was primarily driven by the largest lending relationship’s movement from the general pool to the individually evaluated loans due to the transfer to nonaccrual during the second quarter of 2023, offset by loan growth. Management believes the ACL is adequate to absorb expected losses inherent in the loan portfolio. See the sections of this MD&A titled “Provision for Credit Losses,” “Credit Quality” and “Allowance for Credit Losses” for information about the factors that impacted the ACL and the provision for credit losses.
The Company remains well capitalized. The Tier 1 capital ratio decreased to 11.08% at December 31, 2023 compared to 12.61% at December 31, 2022. The leverage ratio was 9.48% at December 31, 2023, compared to 10.29% at December 31, 2022 and the total risk-based capital ratio was 12.34% at December 31, 2023 compared to 13.86% at December 31, 2022. The decrease is related to the aforementioned repurchase of common stock of $16.6 million and the 1% excise tax on stock repurchases and loan growth during the year ended December 31, 2023. Another significant factor driving the ratios downward was the Company placing the above mentioned large lending relationship on nonaccrual status, which resulted in a $30.0 million year-to-date negative impact on interest income, combined with the movement of nonaccrual assets to higher risk rating categories.
The Bank also remained well capitalized as of December 31, 2023. The Bank’s Tier 1 capital ratio was 10.99% at December 31, 2023 compared to 12.42% at December 31, 2022. The Bank’s leverage ratio was 9.41% at December 31, 2023 compared to 10.13% at December 31, 2022. The Bank’s total risk-based capital ratio was 12.25% at December 31, 2023 compared to 13.68% at December 31, 2022.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Securities
The following table presents the composition of available-for-sale securities for the periods presented:

(Dollars in Thousands)	2023	2022	$ Change
U.S. Treasury Securities	$—	$17,866	$(17,866)
U.S. Government Agency Securities	43,827	49,764	(5,937)
Residential Mortgage-Backed Securities	99,150	103,685	(4,535)
Commercial Mortgage-Backed Securities	31,163	34,675	(3,512)
Other Commercial Mortgage-Backed Securities	21,856	22,399	(543)
Asset Backed Securities	140,006	141,383	(1,377)
Collateralized Mortgage Obligations	161,533	176,622	(15,089)
States and Political Subdivisions	222,108	228,146	(6,038)
Corporate Notes	59,360	61,733	(2,373)
Total Debt Securities	$779,003	$836,273	$(57,270)
The balances and average rates of our securities portfolio are presented below as of December 31:

(Dollars in Thousands)	2023		2022
	Balance	Weighted- Average Yield	Balance	Weighted- Average Yield
U.S. Treasury Securities	$—	—%	$17,866	1.43%
U.S. Government Agency Securities	43,827	5.79%	49,764	4.29%
Residential Mortgage-Backed Securities	99,150	3.62%	103,685	2.90%
Commercial Mortgage-Backed Securities	31,163	5.95%	34,675	4.52%
Other Commercial Mortgage-Backed Securities	21,856	2.74%	22,399	2.65%
Asset Backed Securities	140,006	4.49%	141,383	4.04%
Collateralized Mortgage Obligations	161,533	4.39%	176,622	3.56%
States and Political Subdivisions	222,108	2.36%	228,146	2.38%
Corporate Notes	59,360	3.87%	61,733	3.87%
Total Securities Available-for-Sale	$779,003	3.73%	$836,273	3.24%
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
The securities portfolio decreased $57.3 million to $779.0 million at December 31, 2023 compared to $836.3 million at December 31, 2022. Securities comprise 17.3% of total assets at December 31, 2023 compared to 19.9% at December 31, 2022. The decrease is primarily due to $92.2 million in security sales, curtailments and maturities deployed into higher yielding loan growth or to curtail wholesale funding, partially offset by security purchases of $24.9 million and the positive changes in fair value of securities during 2023. As of December 31, 2023, the securities portfolio was comprised of 47.2% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months.
At December 31, 2023, total gross unrealized gains in the available-for-sale portfolio were $0.7 million offset by $92.3 million of gross unrealized losses. At December 31, 2022, total gross unrealized gains in the available-for-sale portfolio were $0.3 million offset by $109.7 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 48.7% of securities issued by United States government

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 28.5% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. From time to time we may sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved lower over the past three months, driving unrealized losses on these securities lower. The Company believes that the Federal Reserve System, (“FRB”) is at or near the end of its aggressive strategy of raising short-term interest rates to combat inflation. Some market information indicates that the FRB may start lowering short-term interest rates in 2024. Changes in short-term interest rates can affect the yield on floating rate securities. Therefore, yields on floating rate securities may begin to fall should the FRB begin lowering short rates. Changes in intermediate and long-term interest rates, which are market driven, affect the market value of fixed rate securities with similar maturities. Thus, the Company expects that market values on the Bank’s intermediate and long-term maturity holdings will continue to fluctuate in large part driven by treasury yield changes.
At December 31, 2023 the 5-year and 10-year U.S. Treasury yields were 3.84% and 3.88%, respectively. At December 31, 2022, those same bond yields were 3.99% and 3.88%, respectively. The flatness in 10-year treasury yields was neutral to bond market values, while the decrease of 15 basis points in the 5-year treasury in the intermediate part of the yield curve helped drive the decrease in unrealized losses for the year ended December 31, 2023. The effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate hikes.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At December 31, 2023 and December 31, 2022, the Company had no credit related impairment.
The Basel rules also permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
The following table sets forth the maturities of securities at December 31, 2023 and the weighted average yields of such securities.
Available-for-Sale Securities

(Dollars in Thousands)	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agency Securities	$—	—%	$2,898	6.07%	$40,929	5.77%	$—	—%
Residential Mortgage-Backed Securities(2)	—	—%	—	—%	—	—%	99,150	3.62%
Commercial Mortgage-Backed Securities(2)	—	—%	1,069	7.32%	7,358	4.52%	22,736	6.38%
Other Commercial Mortgage-Backed Securities(2)	—	—%	—	—%	1,967	1.52%	19,889	2.87%
Asset Backed Securities(2)	—	—%	25,606	1.89%	64,773	4.43%	49,627	6.00%
Collateralized Mortgage Obligations(2)	—	—%	—	—%	4,409	1.40%	157,124	4.48%
States and Political Subdivisions	—	—%	8,948	1.99%	127,827	2.28%	85,333	2.52%
Corporate Notes	—	—%	—	—%	59,360	3.87%	—	—%
Total	$—		$38,521		$306,623		$433,859
Weighted Average Yield(1)		—%		2.34%		3.48%		4.04%
(1)Weighted -average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent.
(2) Securities not due at a single maturity date

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
At December 31, 2023 the Company had no held-to-maturity securities; however, if at a future date we classify securities as held-to-maturity, our disclosures will show the weighted average yield for each range of maturities.
At December 31, 2023, the Company held 52.8% fixed rate and 47.2% floating rate securities. The floating rate securities may have a stated maturity greater than ten years, but the interest rate generally adjusts monthly. Therefore, the duration on these securities is short, generally less than one year, and will therefore not be as sensitive to interest rate changes.
Refer to Note 4, Investment Securities, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our securities.
Loan Composition
The following table summarizes our loan portfolio as of the periods presented:

	December 31,
(Dollars in Thousands)	2023	2022	2021	2020	2019
Commercial
Commercial Real Estate	$1,670,631	$1,470,562	$1,323,252	$1,453,799	$1,365,310
Commercial and Industrial	271,511	309,792	345,376	557,164	621,667
Total Commercial Loans	1,942,142	1,780,354	1,668,628	2,010,963	1,986,977
Consumer
Residential Mortgages	787,929	657,948	457,988	472,170	514,538
Other Consumer	34,277	44,562	44,666	57,647	73,688
Total Consumer Loans	822,206	702,510	502,654	529,817	588,226
Construction	436,349	353,553	282,947	406,390	309,563
Other	305,213	312,496	357,900	—	—
Total Portfolio Loans	3,505,910	3,148,913	2,812,129	2,947,170	2,884,766
Loans Held-for-Sale	—	—	228	25,437	19,714
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	—	—	9,835	—
Total Loans	$3,505,910	$3,148,913	$2,812,357	$2,982,442	$2,904,480
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in this Annual Report on Form 10-K for the year ended December 31, 2023.
Total portfolio loans increased $357.0 million, or 11.3%, to $3.5 billion at December 31, 2023 compared to December 31, 2022 with strong production primarily in our CRE, residential mortgage and construction portfolios. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. Given the continued rising rate environment our mortgage portfolio experienced more modest growth in 2023 compared to 2022. At December 31, 2023, the loan portfolio was comprised of 24.8% floating rates which reprice monthly, 41.9%, variable rates that reprice at least once during the life of the loan and the remaining 33.3% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2023, including in light of market conditions that impact our borrowers and the interest rate environment.
Total CRE represented 47.7% of total portfolio loans at December 31, 2023 compared to 46.7% at December 31, 2022. The Company’s CRE loan portfolio is concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia within the retail, multifamily, hospitality, warehouse and office metrics.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents the Company's CRE breakout by segment, the segment amounts included in special mention and substandard and the related percentages by segment to total CRE and total portfolio loans as of the periods indicated:

	December 31,
	2023				2022
(Dollars in Thousands)	CRE Portfolio	CRE Balance in Special Mention/Substandard Risk Rating	% of Each Segment to Total CRE Loans	% of Each Segment to Total Portfolio Loans	CRE Portfolio	CRE Balance in Special Mention/Substandard Risk Rating	% of Each Segment to Total CRE Loans	% of Each Segment to Total Portfolio Loans
Commercial Real Estate
Retail	$396,831	$62	23.8%	11.3%	$319,557	$155	21.7%	10.1%
Multifamily	386,123	—	23.1%	11.0%	289,667	9,964	19.7%	9.2%
Warehouse	373,812	—	22.4%	10.7%	264,705	85	18.0%	8.4%
Hospitality	289,553	72	17.3%	8.3%	308,856	—	21.0%	9.8%
Office	222,160	1,349	13.3%	6.3%	225,930	2,898	15.4%	7.2%
Other	2,152	119	0.1%	0.1%	61,847	120	4.2%	2.0%
Total CRE Loans	$1,670,631	$1,602	100.0%	47.7%	$1,470,562	$13,222	100.0%	46.7%
CRE loans represent a portfolio concentration risk. The majority of our CRE loans are made in the above noted geographies and granted to experienced developers and sponsors with loan guaranty structures that provide recourse to individuals with access to financial resources. We believe our knowledge of CRE and our operating knowledge at the local and regional level of these markets allows us to effectively manage concentration risk. Our operating knowledge at the local and regional level is derived from our front-line connection to the customer and our understanding of their business model. We also have access to research tools that inform us about market statistics such as occupancy, lease growth rates and new construction starts. This data is reviewed frequently by our credit officers and disseminated to our lenders. The bank’s underwriting process includes multiple shock scenarios primarily focused on cash flow and leverage in order to determine a supportable loan amount.
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry while actively managing concentrations. When concentrations exist in certain segments, we seek to mitigate this risk by reviewing the relevant economic indicators and internal risk rating trends of the loans in these segments. The Company established transaction, relationship and specific loan segment limits in its loan policy. Total commercial real estate balances should not exceed the combination of 300% of total risk-based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk-based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio and are based on management’s risk tolerance relative to capital. In addition, there are specific targets for various categories of real estate loans with respect to debt service coverage ratios, loan-to-value ratios, loan terms, and amortization periods. We also have policy limits on loan-to-cost for construction projects. Although leverage is important, the Company also focuses on cash flow generation and employs stress testing to calculate a supportable loan amount.
Aggregate commitments to our top 10 credit relationships were $636.7 million at December 31, 2023. The Other segment represents 47.4% of the top 10 credit relationships and the Company has since transferred its largest lending relationship of $301.9 million to nonaccrual during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

	For the Periods Ending
Dollars in Thousands	12/31/2023	12/31/2022	Change	2023 % of Gross Loans	2023 % of RBC
1. Hospitality, Agriculture & Energy	$301,913	$309,107	$(7,194)	8.61%	62.26%
2. Retail Real Estate & Food Services	53,576	55,625	(2,049)	1.53%	11.05%
3. Multifamily Development	40,000	40,000	—	1.14%	8.25%
4. Retail Real Estate	38,972	37,679	1,293	1.11%	8.04%
5. Hospitality	37,502	35,255	2,247	1.07%	7.73%
6. Industrial & Retail Real Estate	33,885	41,725	(7,840)	0.97%	6.99%
7. Non-Owner Occupied / Commercial Real Estate	33,752	17,308	16,444	0.96%	6.96%
8. Multifamily & student housing	32,747	33,998	(1,251)	0.94%	6.75%
9. Hospitality	32,328	33,587	(1,259)	0.92%	6.66%
10. Multifamily / Commercial Real Estate	32,000	24,000	8,000	0.91%	6.60%
Top Ten (10) Relationships	636,675	628,284	8,391	18.16%	131.29%
Total Gross Loans	3,505,910	3,148,913	356,997
% of Total Gross Loans	18.16%	19.95%	(1.79)%
Concentration (25% of RBC)	$121,231	$120,863
Unfunded commitments on lines of credit were $568.7 million at December 31, 2023 as compared to $512.7 million at December 31, 2022. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 53.8% at December 31, 2023 and 50.3% at December 31, 2022. Unfunded commitments on commercial operating lines of credit was 53.7% at December 31, 2023 and 49.7% at December 31, 2022.
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
Deferred costs and fees included in the portfolio balances above were $7.2 million and $8.2 million at December 31, 2023 and December 31, 2022, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $133.4 thousand and $161.2 thousand at December 31, 2023 and December 31, 2022, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables present the maturity schedule of portfolio loan types at December 31, 2023:

	Maturity
(Dollars in Thousands)	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates
Commercial Real Estate	$729	$423,118	$169,944	$9,096	$602,887
Commercial and Industrial	28	69,343	154,602	2,941	226,914
Residential Mortgages	48	18,861	69,610	22,447	110,966
Other Consumer	8	29,775	4,140	—	33,923
Construction	5,299	208,150	3,030	—	216,479
Other	—	—	—	—	—
Portfolio Loans with Fixed Interest Rates	$6,112	$749,247	$401,326	$34,484	$1,191,169
Variable interest rates
Commercial Real Estate	$—	$87,036	$711,014	$269,694	$1,067,744
Commercial and Industrial	308	23,464	18,638	2,187	44,597
Residential Mortgages	7	1,747	27,942	647,267	676,963
Other Consumer	—	354	—	—	354
Construction	6,847	204,912	6,541	1,570	219,870
Other	301,913	—	—	3,300	305,213
Portfolio Loans with Variable Interest Rates	$309,075	$317,513	$764,135	$924,018	$2,314,741
Total Portfolio Loans	$315,187	$1,066,760	$1,165,461	$958,502	$3,505,910
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
On a quarterly basis, the Credit Risk Committee of the Board meets to review our loan portfolio metrics, approve segment limits, approve the adequacy of ACL, and review the findings from Loan Review identified in the previous quarter. Annually, this same committee approves credit related policy changes and policy enhancements as they become available.
Additional credit risk management practices include continuous reviews of trends in our lending footprint and our lending policies and procedures to support sound underwriting practices, concentrations, delinquencies and annual portfolio stress testing. Our Loan Review department serves as a mechanism to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as determining the appropriateness of risk ratings for those loans reviewed and providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. Consumer unsecured loans and secured loans are evaluated for charge-off after the loan becomes 90 days past due. Loans past due 90 days are automatically transferred to nonaccrual status. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.

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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	December 31, 2023	December 31, 2022	Change
Nonaccrual Loans
Commercial Real Estate	$1,324	$2,304	$(980)
Commercial and Industrial	52	204	(152)
Residential Mortgages	3,283	3,265	18
Other Consumer	59	8	51
Construction	2,904	864	2,040
Other	301,913	—	301,913
Total Nonperforming Loans	309,535	6,645	302,890
Other Real Estate Owned	2,463	8,393	(5,930)
Total Nonperforming Assets	$311,998	$15,038	$296,960

Nonperforming Loans to Total Portfolio Loans	8.83%	0.21%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	8.89%	0.48%
Nonperforming assets increased $297.0 million to $312.0 million at December 31, 2023 compared to December 31, 2022. During the second quarter of 2023, the Company placed commercial loans that resided in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship which has an aggregate principal amount of $301.9 million, on nonaccrual status due to loan maturities and failure to pay in full. These nonperforming loans are 97.5% of the Company's total nonperforming loans and 96.8% of the Company's total nonperforming assets.
Based on analyses of the credit relationship and various discounted cash flow valuation techniques utilized in the alternative modeling, which resulted in a valuation allowance with respect to these loans of $54.3 million at December 31, 2023, representing 18.0% of these loans aggregate principal amount. At December 31, 2023, all of the Bank’s loans related to this lending relationship are on nonaccrual status.
The Company believes it is well secured based on the net carrying value of the credit relationship and appropriately reserved for potential losses with respect to all such loans based on information currently available. As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at December 31, 2023, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
The following is an analysis of nonperforming loans by loan portfolio segment for the dates presented, and each segment’s relative contribution to total nonperforming loans:

	December 31, 2023		December 31, 2022
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$1,324	0.4%	$2,304	34.7%
Commercial and Industrial	52	—%	204	3.1%
Residential Mortgages	3,283	1.1%	3,265	49.1%
Other Consumer	59	—%	8	0.1%
Construction	2,904	1.0%	864	13.0%
Other	301,913	97.5%	—	—%
Balance End of Period	$309,535	100.0%	$6,645	100.0%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company has initiated collection processes with respect to such loans and intends to explore all alternatives for repayment. However, we cannot give any assurance as to the timing or amount of future payments or collections on such loans or that we will ultimately collect all amounts contractually due under the terms of such loans. For a discussion of collection proceedings with respect to these loans, see the information contained in Part II, Item 8. Financial Statements and Supplementary Data – Note 18, “Commitments and Contingencies,” under the heading “Legal Proceedings” of this Annual Report on Form 10-K.
Closed retail bank offices have a remaining book value of $2.3 million at December 31, 2023 and $1.1 million at December 31, 2022, and are recorded in OREO on the Company’s balance sheet. During the year ended 2023, the Bank closed three retail banking offices and moved $1.4 million at fair value to OREO. These properties were marketed for sale as of December 31, 2023.
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
The following table summarizes past due loans for the dates presented:

(Dollars in Thousands)	December 31,
	2023	2022
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$319	$104
Commercial and Industrial	39	283
Total Commercial Loans	358	387
Consumer
Residential Mortgages	1,881	445
Other Consumer	405	541
Total Consumer Loans	2,286	986
Construction	3,388	3,464
Other	—	—
Total Loans 30 to 89 Days Past Due	$6,032	$4,837
Portfolio loans past due 30 to 89 days and still accruing increased $1.2 million to $6.0 million at December 31, 2023 compared to December 31, 2022, primarily in the residential mortgage segment. There were no loans during the year ended December 31, 2023 and December 31, 2022 that were past due more than 90 days and still accruing.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables represent credit exposures by internally assigned risk ratings as of December 31, 2023 and 2022:

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,669,029	$268,622	$784,090	$34,202	$433,321	$3,300	$3,192,564
Special Mention	278	2,837	525	—	60	—	3,700
Substandard	1,324	52	3,314	75	2,968	301,913	309,646
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910

Performing Loans	$1,669,307	$271,459	$784,646	$34,218	$433,445	$3,300	$3,196,375
Nonaccrual Loans	1,324	52	3,283	59	2,904	301,913	309,535
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910

	December 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,457,340	$303,893	$653,044	$44,495	$352,516	$180,745	$2,992,033
Special Mention	10,796	2,887	983	—	69	—	14,735
Substandard	2,426	3,012	3,921	67	968	131,751	142,145
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913

Performing Loans	$1,468,258	$309,588	$654,683	$44,554	$352,689	$312,496	$3,142,268
Nonaccrual Loans	2,304	204	3,265	8	864	—	6,645
Total Portfolio Loans	$1,470,562	$309,792	$657,948	$44,562	$353,553	$312,496	$3,148,913
At December 31, 2023 and December 31, 2022, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at December 31, 2023 increased $156.5 million to $313.3 million compared to December 31, 2022, with an increase of $167.5 million in substandard and a decrease of $11.0 million in special mention. The increase of $167.5 million in substandard loans is primarily related to the above mentioned $301.9 million nonaccrual lending relationship in the other loan category. The $301.9 million of loans related to the Bank’s largest lending relationship was nonperforming and rated as substandard at December 31, 2023. At December 31, 2022 the largest lending relationship in the other segment loans were all accruing and totaled $309.1 million of which, $177.3 million of those loans were pass-rated and $131.8 million of those loans were substandard-rated. The decrease of $11.0 million in special mention is primarily due to the upgrade of a CRE credit totaling $9.9 million to a pass rating.
Refer to Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our nonperforming loans and OREO.
Troubled Debt Restructuring Disclosures Prior to Our Adoption of ASU No. 2022-02
Prior to our adoption of ASU No. 2022-02, the Company accounted for Troubled Debt Restructuring (“TDR”) as a loan which, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower that we would not otherwise grant. The Company strived to identify borrowers in financial difficulty early and work with them to modify terms and conditions before their loan defaults and/or is transferred to nonaccrual status. Modified terms that might have been considered a TDR generally included extension of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar characteristics, reductions in contractual interest rates or principal deferment. While unusual, there may have been instances of principal forgiveness. Short-term modifications that were considered insignificant were generally not considered a TDR unless there were other concessions granted. On April 1, 2022, the Company adopted ASU 2022-02, which eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2022. Refer to Note 1, Summary of Significant Accounting Polices, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to ASU No. 2022-02.
Generally, the Company individually evaluates all loans that are nonaccrual or considered a restructured loan, with a commitment equal to $1.0 million or greater and/or based on management’s discretion; for individually evaluated loan reserves.

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
Allowance for Credit Losses
The following summarizes our allowance for credit loss experience at December 31 for each of the years presented:

(Dollars in Thousands)	2023	2022	2021
Balance Beginning of Year	$93,852	$95,939	$54,074
Impact of CECL Adoption	—	—	61,642
Provision for Credit Losses	5,500	2,419	3,350
Charge-offs:
Commercial Real Estate	—	—	19,662
Commercial and Industrial	63	3,436	374
Residential Mortgages	203	46	273
Other Consumer	2,665	1,677	2,256
Construction	42	—	1,859
Other	—	—	—
Total Charge-offs	2,973	5,159	24,424
Recoveries:
Commercial Real Estate	—	—	159
Commercial and Industrial	88	1	291
Residential Mortgages	110	99	168
Other Consumer	475	404	586
Construction	—	149	93
Other	—	—	—
Total Recoveries	673	653	1,297
Total Net Charge-offs	2,300	4,506	23,127
Balance End of Year	$97,052	$93,852	$95,939

Net Charge-offs to Average Portfolio Loans	0.07%	0.15%	0.79%
Allowance for Credit Losses to Total Portfolio Loans	2.77%	2.98%	3.41%
Total net charge-offs decreased to $2.3 million for the year ended December 31, 2023 compared to $4.5 million for the year ended December 31, 2022 primarily in the C&I segment. The largest charge-off in 2022 was $3.4 million on a purchased syndicated C&I loan in the amount of $4.9 million, which was previously reserved for $2.6 million, transferred to held-for-sale in the third quarter of 2022 in the amount of $1.5 million and then sold in the fourth quarter of 2022. The net charge-offs of $23.1 million for the full year 2021 was primarily attributable to the resolution of five problem relationships during 2021, in which the majority of losses were anticipated and previously reserved.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following is the allocation of the ACL balance by segment as of December 31 for the years presented below:

	2023		2022
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$19,873	47.7%	$17,992	46.7%
Commercial & Industrial	3,286	7.7%	3,980	9.9%
Residential Mortgages	10,879	22.5%	8,891	20.9%
Other Consumer	868	1.0%	1,329	1.4%
Construction	7,792	12.4%	6,942	11.2%
Other	54,354	8.7%	54,718	9.9%
Balance End of Year	$97,052	100.0%	$93,852	100.0%
The increase in the ACL was primarily due to increases in the CRE, residential mortgage and construction segments as a result of loan growth in these segments during 2023. The ACL was $97.1 million, or 2.77%, of total portfolio loans at December 31, 2023 compared to $93.9 million, or 2.98% of total portfolio loans at December 31, 2022.
The following table summarizes the credit quality ratios and their components as of December 31 for the years presented below:

(Dollars in Thousands)	2023	2022
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$97,052	$93,852
Total Portfolio Loans	3,505,910	3,148,913
Allowance for Credit Losses to Total Portfolio Loans	2.77%	2.98%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$309,535	$6,645
Total Portfolio Loans	3,505,910	3,148,913
Nonperforming Loans to Total Portfolio Loans	8.83%	0.21%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$97,052	$93,852
Nonperforming Loans	309,535	6,645
Allowance for Credit Losses to Nonperforming Loans	31.35%	1,412.37%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs	$2,300	$4,506
Average Total Portfolio Loans	3,324,757	2,988,785
Net Charge-offs to Average Portfolio Loans	0.07%	0.15%
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $3.1 million to $5.5 million for the year ended 2023 compared to the same period in 2022. The increase in the provision for credit losses was primarily driven by loan growth, net charge-offs and an increase in the other segment reserve related to the large NPL relationship.
The provision for unfunded commitments increased $0.4 million to $0.9 million for the year ended 2023 when compared to a provision of $0.5 million for the year ended 2022. The increase was primarily due to an increase in construction commitments. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans and pressure on the reserve rates. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain CRE loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
As a percentage of average portfolio loans net charge-offs were 0.07% for the year ended 2023 and 0.15% for the same period in 2022. At December 31, 2023 NPLs increased $302.9 million at December 31, 2023 since December 31, 2022. NPLs as a percentage of total portfolio loans were 8.83% and 0.21% as of December 31, 2023 and December 31, 2022, respectively.
Refer to Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our ACL.
Deposits
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2023		2022
(Dollars in Thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest-Bearing Demand	$680,889	—	$716,645	—
Interest-Bearing Demand	483,048	0.56%	489,298	0.32%
Money Market	448,324	1.98%	521,269	0.35%
Savings	544,938	0.11%	720,682	0.10%
Certificate of Deposits	1,428,646	2.83%	1,271,548	1.14%
Total Interest-Bearing Deposits	2,904,956	1.81%	3,002,797	0.62%
Total Average Deposits	$3,585,845	1.47%	$3,719,442	0.50%
For the year ended December 31, 2023, total average deposits declined $133.6 million, which included decreases in average savings accounts of $175.7 million, or 24.4%, a decrease in money market accounts of $72.9 million, or 14.0%, a decline in average noninterest-bearing demand deposits of $35.8 million and a decrease in average interest-bearing deposits of $6.3 million, or 1.3% offset by an average increase in CDs of $157.1 million, or 12.4%. The decrease in average deposits was primarily due to the banking industry disruption in March 2023 and inflationary pressures on customers. Additionally, customers preferences have shifted to higher-yielding deposit products as interest rates increased.
The following table presents additional information about our year-end deposits:

(Dollars in Thousands)	2023	2022
Deposits from the Certificate of Deposit Account Registry Services ("CDARS")	$—	$922
Noninterest-Bearing Public Funds Deposits	51,506	27,086
Interest-Bearing Public Funds Deposits	127,100	180,243
Total Deposits not Covered by Deposit Insurance(1)	647,154	691,266
Certificates of Deposits not Covered by Deposit Insurance	304,968	159,030
Deposits for Certain Directors, Executive Officers and their Affiliates	1,799	2,910
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Maturities of CDs over $250,000 or more, excluding brokered deposits, not covered by deposit insurance at December 31, 2023 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$94,424	31.0%
Over Three Months Through Twelve Months	109,217	35.8%
Over Twelve Months Through Three Years	80,122	26.3%
Over Three Years	21,205	6.9%
Total	$304,968	100.0%
Refer to Note 12, Deposits, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our deposits.
Federal Home Loan Bank (“FHLB”) Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at December 31 is summarized in the table below:

(Dollars in Thousands)	2023	2022	2021
Balance at Period End
Federal Home Loan Bank Borrowings	$393,400	$180,550	$7,000
Federal Funds Purchased	—	17,870	—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$402,675	$29,849	$25,986
Federal Funds Purchased	7,023	5,711	—
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	5.17%	3.90%	1.20%
Federal Funds Purchased	5.24%	3.29%	—%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$525,135	$180,550	$35,000
Federal Funds Purchased	46,965	23,020	—
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	5.20%	4.48%	1.61%
Federal Funds Purchased	—%	4.65%	—%
The Company had $393.4 million of FHLB borrowings at December 31, 2023 an increase of $212.9 million compared to December 31, 2022. The Company had no overnight federal funds purchased at December 31, 2023 and had $17.9 million outstanding overnight federal funds purchased at December 31, 2022. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
The Company held FHLB of Atlanta stock of $21.6 million and $9.7 million at December 31, 2023 and December 31, 2022, respectively. Dividends recorded on this restricted stock were $1.5 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 13, Federal Home Loan Bank Borrowings and Federal Funds Purchased, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our borrowings.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Capital Resources
The following table summarizes ratios for the Company and Bank for December 31:

	2023	2022
Leverage Ratio
Carter Bankshares, Inc.	9.48%	10.29%
Carter Bank and Trust	9.41%	10.13%
Common Equity Tier 1
Carter Bankshares, Inc.	11.08%	12.61%
Carter Bank and Trust	10.99%	12.42%
Tier 1 Ratio
Carter Bankshares, Inc.	11.08%	12.61%
Carter Bank and Trust	10.99%	12.42%
Total Risk-Based Capital Ratio
Carter Bankshares, Inc.	12.34%	13.86%
Carter Bank and Trust	12.25%	13.68%
Total capital of $351.2 million at December 31, 2023, reflects an increase of $22.6 million compared to $328.6 million at December 31, 2022. The increase in total capital from December 31, 2022 is primarily due to net income of $23.4 million for the year ended December 31, 2023, other comprehensive income of $14.2 million increased due to changes in fair value of investment securities, an increase of $1.5 million related to restricted stock activity during the year, as well as, the transitional adjustment of $0.1 million, net of tax for the adoption of ASU 2023-02. Offsetting these increases was a decrease of $16.6 million related to the repurchase of common stock and the 1% excise tax on stock repurchases.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company continues to maintain its capital position with a leverage ratio of 9.48% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 11.08% compared to the regulatory guideline of 6.50% to be well-capitalized. Our risk-based Tier 1 and Total Capital ratios were 11.08% and 12.34%, respectively, which places the Company above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
Contractual Obligations
In the normal course of business, we have entered into contractual obligations that represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Refer to the accompanying Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for the expected timing of such payments as of December 31, 2023. These include payments related to (i) operating and finance leases referenced in Note 8, Right-of-Use (“ROU”) Assets and Lease Liabilities, (ii) time deposits with stated maturity dates in Note 12 – Deposits, (iii) Federal Home Loan Borrowings in Note 13, Federal Home Loan Bank Borrowings and Federal Funds Purchased, and (iv) commitments to extend credit, standby letters of credit and purchase obligations in Note 18, Commitments and Contingencies in Item 8 of this Annual Report on Form 10-K. Purchase obligations primarily represent obligations under agreement with our third-party data processing provider.
Off-Balance Sheet Arrangements
In the normal course of business, the Company offers our customers lines of credit and letters of credit to meet their financing objectives. The undrawn or unfunded portion of these facilities do not represent outstanding balances and therefore are not reflected in our financial statements as loans receivable. The Company provides lines of credit to our clients to memorialize the commitment to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $452.2 million, or 64.4% and $373.2 million, or 59.2% of the commitments to extend credit identified in the table below at December 31, 2023 and December 31, 2022, respectively. The Company provides letters of credit, generally, for the benefit or our customers to provide assurance to various municipalities that construction projects will be completed according to approved plans and specifications. These instruments involve elements of credit and interest rate risk and our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, could be equal to the contractual amount of the obligation less the value of any collateral. The Company analyzes this risk and calculates a reserve for unfunded commitments. The same credit policies are applied in granting these facilities as those used for underwriting loans. Lines of credit to finance construction projects include a construction end date, at which time the loan is expected to convert to a mini-perm loan. A department independent of our lending group monitors construction commitments of $1.0 million or greater and/or based on management’s discretion.. Lines of credit to operating companies to finance working capital include a maturity date and may include various financial covenants. Letters of credit include an expiration date unless it is a standby letter of credit which automatically renews but generally provide for a termination clause on an annual basis given sufficient notice to the beneficiary. The Company typically

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
charges an annual fee for the issuance of letters of credit. Because letters of credit are expected to expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company.
The following table sets forth the commitments and letters of credit as of December 31:

(Dollars in Thousands)	2023	2022
Commitments to Extend Credit	$702,301	$630,619
Standby Letters of Credit	19,643	25,739
Total	$721,944	$656,358
Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.
For more details, see Note 18, Commitments and Contingencies, in Item 8 of this Annual Report on Form 10-K.
Liquidity
Liquidity is defined as a financial institution’s ability to meet its cash and collateral obligations at a reasonable cost. This includes the ability to satisfy the financial needs of depositors who want to withdraw funds or borrowers needing to access funds to meet their credit needs. In order to manage liquidity risk the Company’s Board has delegated authority to ALCO for formulation, implementation and oversight of liquidity risk management for the Company. The ALCO’s goal is to maintain adequate levels of liquidity at a reasonable cost to meet funding needs in both a normal operating environment and for potential liquidity stress events. The ALCO closely monitors and manages liquidity by reviewing cash flow projections, performing balance sheet stress tests and by maintaining a detailed contingency funding plan that includes specific liquidity measures that are reviewed by the ALCO monthly. Our liquidity policy and contingency funding plan provide graduated risk tolerance levels for multiple liquidity measures and potential liquidity environments. If our liquidity position moves to a level that has been defined as high risk, specific actions are required, such as increased monitoring or the development of an action plan to reduce the risk position.
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any potential funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets or approximating $1.1 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $480.3 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $50.0 million, access to the institutional CD market, and the brokered deposit market. The Company did not have outstanding borrowings on these fed funds lines as of December 31, 2023. In addition to the above funding resources, the Company also has $563.5 million of unpledged available-for-sale investment securities, at fair value, as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our unsecured lines of credit with correspondent banks.
The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity and will use other borrowing means or other liquidity and funding strategies sources to fund its liquidity needs as needed. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio due to rising market interest rates and developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2023, the Bank had $578.4 million in highly liquid assets, which consisted of Federal Reserve Board excess reserves and interest-bearing deposits in other financial institutions of $14.9 million

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
and $563.5 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 12.8% at December 31, 2023.
If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of December 31:

(Dollars in Thousands)	2023	2022
Cash and Due From Banks, including Interest-bearing Deposits	$54,529	$46,869
Unpledged Investment Securities	563,537	611,845
Excess Pledged Securities	61,774	46,305
FHLB Borrowing Availability	480,266	676,746
Unsecured Lines of Credit Availability	50,000	127,130
Total Liquidity Sources	$1,210,106	$1,508,895
The following table provides total liquidity sources and ratios as of December 31:

(Dollars in Thousands)	2023	2022
Total Liquidity Sources	$1,210,106	$1,508,895
Highly Liquid Assets(1) to Total Assets	12.8%	14.7%
Highly Liquid Assets(1) to Uninsured Deposits	89.4%	89.2%
Total Available Liquidity to Uninsured Deposits	187.0%	218.3%
(1 Highly liquid assets consist of $14.9 million in Federal Reserve Board excess reserves and interest-bearing deposits in other financial institutions and $563.5 million in unpledged securities.
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
Stock Repurchase Plan
On March 29, 2023, the Company announced that its Board of Directors (the “Board”) has authorized, effective May 1, 2023, a common share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock in the aggregate over a period of twelve months, (the “2023 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on April 24, 2023. The 2023 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2023 Program will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2023 Program is authorized through May 1, 2024, although it may be modified or terminated by the Board at any time. The 2023 Program does not obligate the Company to purchase any particular number of shares, and was exhausted as of August 31, 2023. During the year ended December 31,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
2023, the 1,000,000 shares of common stock had been repurchased under this program at a total cost of $14.2 million, or an average price of $14.16 per share.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For financial institutions, market risk arises primarily from interest rate risk inherent in lending, investment, and deposit-taking activities. Interest rate risk can arise from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time, depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve, where interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).
Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a financial institution’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancement of shareholder value. However, excessive interest rate risk can threaten a financial institution’s earnings, capital, liquidity, and solvency. The Company’s ALCO is responsible for the reviewing the interest rate sensitivity position of the institution, establishing policies to monitor and limit exposure to this type of risk, and employing strategies to ensure our asset-liability structure produces the maximum yield-cost spread available based on current market conditions. The Company’s Investment / Interest Rate Risk Committee, a committee of the Board of Directors, reviews and approves the policies established by ALCO.
Earnings Simulation Modeling
The ALCO uses an asset liability model (“ALM”) to forecast earning simulations that measure the sensitivity of net interest income to changes in interest rates. The ALM calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that support the ALM process. The ALCO derives the assumptions used in the ALM from historical trends and management’s outlook, including expected loan growth, loan prepayment rates, deposit growth rates, changes to deposit product betas and non-maturity deposit decay rates, and projected yields and rates. The ALM assumes that all maturities, calls, and prepayments in the securities portfolio are reinvested in like instruments. These assumptions may not be realized and unanticipated events and circumstances may also occur that cause the assumptions to be inaccurate. The ALM also does not take into account any future actions management may take to mitigate the impact of unforeseen interest rate changes. A sensitivity analysis for deposit betas, deposit decay rates and loan prepayment speeds is performed at least annually within the ALM to help ALCO better understand the impact of these critical assumptions on the ALM results. The ALCO reviews the assumptions of the ALM at least quarterly and periodically adjusts them when deemed appropriate.
The ALCO also uses different interest rate scenarios and shifts in yield curve shapes to measure the sensitivity of earnings to various interest rate environments. Interest rates on unique asset and liability accounts move differently when the short-term market rate changes. These differences are reflected in the different rate scenarios utilized by the ALM. For earning simulations, our policy guidelines limit the change in net interest income over a 12-month and 24-month horizon using rate shocks of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to FOMC’s slowing future rate increase projections coupled with the recent increase in the Fed Funds Target Rate of 5.25% since March 17, 2022, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following tables reflect the earnings simulation results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	December 31, 2023	December 31, 2022
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	(1.1)%	7.7%
100	(0.3)%	4.1%
-100	2.4%	(5.1)%
-200	4.4%	(10.7)%
-300	5.6%	(17.3)%
-400	6.7%	(23.5)%
The results from the earnings simulation imply that the Company’s balance sheet has shifted from an asset sensitive balance sheet at December 31, 2022 to a slightly liability sensitive balance sheet when at December 31, 2023. The above table indicates that, in a rising interest rate environment, the Company is positioned to have a minimum increase in net interest income for the same asset and liability mix due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. However, in a declining interest rate environment, we are positioned to have a slightly more advantageous increase in net interest income for the same reasons discussed above.
Based on the ALM results presented above for the quarters ending December 31, 2023 and December 31, 2022, the Company’s balance sheet is slightly liability sensitive at December 31, 2023 versus assets sensitive at December 31, 2022. This migration from asset sensitivity to slightly liability sensitivity is due to 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions, that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and variable rate securities and portfolio loans that are less sensitive to future market interest rate changes, 2) the addition of the Company’s largest lending relationship, with an aggregate principal amount of $301.9 million being placed on nonaccrual status as of June 30, 2023, 3) shortening maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns related to the inverted yield curve, and 4) the recent shifts in the shape of the yield curve between the two periods presented above.
Economic Value of Equity Modeling
Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. The ALM calculates the economic value of equity based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value of equity over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The Company uses the same assumptions in the economic value of equity simulation model as in the earnings simulation model. The economic value of equity simulation model uses instantaneous rate shocks to the balance sheet. For economic value of equity simulation, our policy guidelines limit the change in economic value of equity given changes in rates of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to FOMC’s slowing future rate increase projections coupled with the recent increase in the Fed Funds Target Rate of 5.25% since March 17, 2022, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.
Results for the economic value of equity modeling are driven primarily by the shape of the underlying yield curves and option-adjusted spreads used to discount the projected cash flows of assets and liabilities, and the assumed life span of the assets and liabilities being discounted.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (continued)
The following tables reflect the economic value of equity analyses results for the periods presented. All percentage changes presented are within prescribed ranges set by management.

	December 31, 2023	December 31, 2022
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(4.7)%	(0.2)%
100	(1.8)%	0.8%
-100	0.9%	(3.4)%
-200	0.5%	(8.5)%
-300	(2.7)%	(16.0)%
-400	(10.9)%	(28.0)%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

Consolidated Balance Sheets	70

Consolidated Statements of Income	71

Consolidated Statements of Comprehensive Income (Loss)	72

Consolidated Statements of Changes in Shareholders’ Equity	73

Consolidated Statements of Cash Flows	74

Notes to Consolidated Financial Statements	76

Report of Crowe LLP, Independent Registered Public Accounting Firm (PCAOB ID 173), on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	122

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	December 31, 2023	December 31, 2022
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $14,853 at December 31, 2023 and $4,505 at December 31, 2022	$54,529	$46,869
Securities Available-for-Sale, at Fair Value (amortized cost of $870,546 and $945,707, respectively)	779,003	836,273
Loans Held-for-Sale	—	—
Portfolio Loans	3,505,910	3,148,913
Allowance for Credit Losses	(97,052)	(93,852)
Portfolio Loans, net	3,408,858	3,055,061

Bank Premises and Equipment, net	73,707	72,114
Other Real Estate Owned, net	2,463	8,393
Federal Home Loan Bank Stock, at Cost	21,626	9,740
Bank Owned Life Insurance	58,115	56,734
Other Assets	114,238	119,335
Total Assets	$4,512,539	$4,204,519

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$685,218	$705,539
Interest-Bearing Demand	481,506	496,948
Money Market	513,664	484,238
Savings	454,876	684,287
Certificates of Deposit	1,586,651	1,261,526
Total Deposits	3,721,915	3,632,538
Federal Home Loan Bank Borrowings	393,400	180,550
Federal Funds Purchased	—	17,870
Reserve for Unfunded Loan Commitments	3,193	2,292
Other Liabilities	42,788	42,642
Total Liabilities	4,161,296	3,875,892

Commitment and Contingencies - see NOTE 18.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 22,956,304 shares at December 31, 2023, and 23,956,772 shares at December 31, 2022	22,957	23,957
Additional Paid-in Capital	90,642	104,693
Retained Earnings	309,083	285,593
Accumulated Other Comprehensive Loss	(71,439)	(85,616)
Total Shareholders’ Equity	351,243	328,627
Total Liabilities and Shareholders’ Equity	$4,512,539	$4,204,519
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in Thousands Except per Share Data)	2023	2022	2021
INTEREST INCOME
Loans, including fees
Taxable	$159,317	$135,055	$115,448
Non-Taxable	3,143	3,609	4,733
Investment Securities
Taxable	30,804	20,330	12,442
Non-Taxable	634	693	882
Federal Reserve Bank Excess Reserves	1,002	312	169
Interest on Bank Deposits	64	29	102
Dividend Income	1,456	154	121
Total Interest Income	196,420	160,182	133,897
Interest Expense
Interest Expense on Deposits	52,628	18,616	22,246
Interest Expense on Federal Funds Purchased	368	188	—
Interest on Other Borrowings	21,114	1,450	468
Total Interest Expense	74,110	20,254	22,714
NET INTEREST INCOME	122,310	139,928	111,183
Provision for Credit Losses	5,500	2,419	3,350
Provision (Recovery) for Unfunded Commitments	901	509	(1,269)
Net Interest Income After Provision (Recovery) for Credit Losses	115,909	137,000	109,102
NONINTEREST INCOME
(Losses) Gains on Sales of Securities, net	(1,521)	46	6,869
Service Charges, Commissions and Fees	7,155	7,168	6,662
Debit Card Interchange Fees	7,828	7,427	7,226
Insurance Commissions	1,945	1,961	1,901
Bank Owned Life Insurance Income	1,381	1,357	1,380
Gains on Sales and Write-downs of Bank Premises, net	—	73	—
Commercial Loan Swap Fee Income	139	774	2,416
Other	1,351	2,912	2,427
Total Noninterest Income	18,278	21,718	28,881
NONINTEREST EXPENSE
Salaries and Employee Benefits	55,856	52,399	54,157
Occupancy Expense, net	14,028	13,527	13,556
FDIC Insurance Expense	4,904	2,015	2,157
Other Taxes	3,282	3,319	3,129
Advertising Expense	1,693	1,434	952
Telephone Expense	1,842	1,781	2,208
Professional and Legal Fees	6,210	5,818	5,255
Data Processing	3,920	4,051	3,758
Losses on Sales and Write-downs of Other Real Estate Owned, net	1,100	432	3,622
Debit Card Expense	2,875	2,750	2,777
Tax Credit Amortization	—	621	1,708
Other	9,756	8,854	9,006
Total Noninterest Expense	105,466	97,001	102,285
Income Before Income Taxes	28,721	61,717	35,698
Income Tax Provision	5,337	11,599	4,108
Net Income	$23,384	$50,118	$31,590
Earnings per Common Share:
Basic Earnings per Common Share	$1.00	$2.03	$1.19
Diluted Earnings per Common Share	$1.00	$2.03	$1.19
Average Shares Outstanding-Basic	23,240,543	24,595,789	26,342,729
Average Shares Outstanding-Diluted	23,240,543	24,595,789	26,342,729
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in Thousands)	2023	2022	2021
Net Income	$23,384	$50,118	$31,590
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Securities Available-for-Sale:
Net Unrealized Gains (Losses) Arising during the Period	16,370	(111,542)	(10,877)
Reclassification Adjustment for Losses (Gains) included in Net Income	1,521	(46)	(6,869)
Tax Effect	(3,714)	24,270	3,727
Net Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)	14,177	(87,318)	(14,019)
Other Comprehensive Income (Loss):	14,177	(87,318)	(14,019)
Comprehensive Income (Loss)	$37,561	$(37,200)	$17,571
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance at December 31, 2020	$26,385	$143,457	$254,611	$15,721	$440,174
Cumulative Effect of the Adoption of ASU 2016-13	—	—	(50,726)	—	(50,726)
Balance January 1, 2021	$26,385	$143,457	$203,885	$15,721	$389,448
Net Income	—	—	31,590	—	31,590
Other Comprehensive Loss, Net of Tax	—	—	—	(14,019)	(14,019)
Repurchase of Common Stock (30,407 shares)	(30)	(433)	—	—	(463)
Forfeiture of Restricted Stock (6,205 shares)	(6)	6	—	—	—
Issuance of Restricted Stock (82,490 shares)	82	(82)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,040	—	—	1,040
Balance December 31, 2021	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	50,118	—	50,118
Other Comprehensive Loss, Net of Tax	—	—	—	(87,318)	(87,318)
Repurchase of Common Stock (2,587,361 shares)	(2,587)	(40,340)	—	—	(42,927)
Forfeiture of Restricted Stock (14,141 shares)	(14)	(142)	—	—	(156)
Issuance of Restricted Stock (127,355 shares)	127	(127)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,314	—	—	1,314
Balance December 31, 2022	$23,957	$104,693	$285,593	$(85,616)	$328,627
Cumulative Effect of the Adoption of ASU 2023-02	—	—	106	—	106
Balance at January 1, 2023	23,957	104,693	285,699	(85,616)	328,733
Net Income	—	—	23,384	—	23,384
Other Comprehensive Income, Net of Tax	—	—	—	14,177	14,177
1% Excise Tax on Stock Buybacks	—	(153)	—	—	(153)
Repurchase of Common Stock (1,132,232 shares)	(1,132)	(15,284)	—	—	(16,416)
Forfeiture of Restricted Stock (5,333 shares)	(5)	(38)	—	—	(43)
Issuance of Restricted Stock (137,097 shares)	137	(137)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,561	—	—	1,561
Balance December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$23,384	$50,118	$31,590
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including Provision (Recovery) for Unfunded Commitments	6,401	2,928	2,081
Origination of Loans Held-for-Sale	(6,758)	(8,047)	(480,372)
Proceeds From Loans Held-for-Sale	6,867	10,184	505,946
Depreciation/Amortization of Bank Premises and Equipment	6,248	6,063	6,229
Provision for Deferred Taxes	884	3,630	3,114
Net Amortization of Securities	6,354	5,749	4,798
Tax Credit Amortization	2,101	621	1,708
Gains on Sales of Loans Held-for-Sale	(109)	(396)	(365)
Losses (Gains) on Sales of Securities, net	1,521	(46)	(6,869)
Write-downs of Other Real Estate Owned	1,117	741	3,472
(Gains) Losses on Sales of Other Real Estate Owned, net	(17)	(309)	150
Losses (Gains) on Sales and Write-downs of Bank Premises, net	—	(73)	—
Commercial Loan Swap Derivative Income	219	(605)	(89)
Premiums on Branch Sales	—	—	(506)
Increase in the Value of Life Insurance Contracts	(1,381)	(1,357)	(1,380)
Recognition of Restricted Stock Compensation Expense	1,561	1,314	1,040
(Increase) Decrease in Other Assets	(5,465)	(3,273)	8,592
Increase (Decrease) in Other Liabilities	3,803	3,549	(1,601)
Net Cash Provided By Operating Activities	46,730	70,791	77,538
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	43,323	19,777	197,056
Proceeds from Maturities, Redemptions, and Pay-downs	48,901	84,693	110,196
Purchases	(24,938)	(135,634)	(466,648)
Purchase of Bank Premises and Equipment, Net	(9,798)	(5,890)	(8,484)
Proceeds from Sales of Bank Premises and Equipment, net	—	408	—
Net Cash Paid in Branch Sales	—	—	(73,923)
Proceeds from Sale of Portfolio Loans	—	—	52,320
(Purchase) Redemption of Federal Home Loan Bank Stock, net	(11,886)	(7,388)	2,741
Loan (Originations) and Payments, net	(359,407)	(342,877)	67,131
Proceeds from Sales and Payments of Other Real Estate Owned	6,794	4,840	13,256
Net Cash Used In Investing Activities	(307,011)	(382,071)	(106,355)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	(235,748)	14,649	369,730
Increase (Decrease) in Certificates of Deposits	325,125	(82,792)	(276,899)
Proceeds (Repayments) from Federal Home Loan Bank Borrowings, net	212,850	173,550	(28,000)
(Repayments) Proceeds from Federal Funds Purchased, net	(17,870)	17,870	—
Repurchase of Common Stock	(16,416)	(42,927)	(157)
Net Cash Provided By Financing Activities	267,941	80,350	64,674
Net Increase (Decrease) in Cash and Cash Equivalents	7,660	(230,930)	35,857
Cash and Cash Equivalents at Beginning of Period	46,869	277,799	241,942
Cash and Cash Equivalents at End of Period	$54,529	$46,869	$277,799
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,
(Dollars in Thousands)	2023	2022	2021
SUPPLEMENTARY DATA
Cash Interest Paid	$69,116	$19,338	$23,467
Cash Paid for Income Taxes	5,718	5,793	2,720
Transfer from Loans to Other Real Estate Owned	110	74	59
Transfer from Fixed Assets to Other Real Estate Owned	1,854	2,675	12,013
Right-of-use Asset Recorded in Exchange for Lease Liabilities	1,464	3,391	2,027
Stock Repurchase Excise Tax Settled in Subsequent Period	(153)	—	—
Stock Repurchases Settled in Subsequent Period	—	—	(306)
Loans Transferred to Held-for-Sale	—	1,513	—
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia. The Company is the parent company of its wholly owned subsidiary of Carter Bank & Trust (the “Bank”). The holding company is regulated by the Federal Reserve Bank (“FRB”). The Bank is an insured, Virginia state-chartered commercial bank which operates branches in Virginia and North Carolina. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and Bureau of Financial Institutions of the Virginia State Corporation Commission. The Bank has one wholly owned subsidiary, CB&T Investment Company (the “Investment Company”).
Our market coverage is primarily in Virginia and North Carolina, including Fredericksburg, Charlottesville, Lynchburg, Roanoke, Christiansburg, Martinsville, Danville, Greensboro, Fayetteville, and Charlotte. The Company provides a full range of financial services with retail and commercial banking products and insurance.
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
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains (losses) on securities available-for-sale, net of tax.
Securities: The Company classifies securities into either the held-to-maturity or available-for-sale categories at the time of purchase. All securities were classified as available-for-sale at December 31, 2023 and December 31, 2022. Securities classified

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
as available-for-sale include securities which can be sold for liquidity, investment management, or similar reasons even if there is not a present intention of such a sale. Available-for-sale securities are reported at fair value, with unrealized gains (losses), net of tax included in other comprehensive income (loss).
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
Loans Held-for-Sale: Loans held-for-sale arise primarily from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Gains and losses on sales of mortgage loans held-for-sale are determined using the specific identification method and are included in other noninterest income in the Consolidated Statements of Net Income.
From time to time, certain loans are transferred from the loan portfolio to loans held-for-sale, which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the ACL. Subsequent declines in fair value are recognized as a charge to noninterest income. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held-for-sale are included in other noninterest income in the Consolidated Statements of Net Income.
Loans: Loans that management have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, discounts, and an allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.
An individually evaluated loan analysis is conducted for loans that are either or both nonperforming or a restructured loan with a commitment of $1.0 million or greater and/or based on management’s discretion. Loans, including individually evaluated loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days based on contractual terms, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual, if repayment in full of principal and/or interest is unlikely. Any interest that is accrued, but not collected is reversed against interest income when a loan is placed on nonaccrual status, which typically occurs prior to charging off all, or a portion, of a loan.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Allowance for Credit Losses: The allowance for credit losses represents management’s estimate of expected credit losses inherent in the loan portfolio, and consists of an allowance for credit losses for pooled loans. Management estimates the allowance for credit losses for pooled loans utilizing a Discounted Cash Flow (“DCF”) method. The ACL related to loans individually evaluated is primarily based on the excess of the loan's current outstanding principal balance compared to the estimated fair value of the related collateral, less cost to sell. For a loan that is not collateral-dependent, the allowance is recorded at the amount by which the outstanding principal balance exceeds the current estimate of the present value of future cash flows on the loan discounted at the loan's original effective interest rate.
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
Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable and confirmed. Individually evaluated loans not specifically analyzed receive a quantitative and qualitative analysis, as described below.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the prior model. With the adoption of CECL management elected to evaluate certain loans based on shared but unique risk attributes. The loans included in the Other segment of the model were underwritten and approved based on standards that are inconsistent with our current underwriting standards. The model for the Other segment was developed with subjective assumptions that may cause volatility driven by the following key factors: prepayment speeds, timing of contractual payments, discount rate, as well as other factors. The discount rate is reflective of the inherent risk in the Other segment. A substantial change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively makes adjustments as needed. The analysis applied to this pool resulted in an allowance of $51.3 million at adoption on January 1, 2021 and is disclosed in the Other segment line item.
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
Advertising Costs: We expense all marketing-related costs, including advertising costs, as incurred. Advertising expense was $1.7 million, $1.4 million, and $1.0 million for the years ended 2023, 2022, and 2021, respectively.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain executive officers and associates. We receive the cash surrender value of each policy upon its termination or benefits are payable to us upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Bank Premises and Equipment: Bank premises and equipment acquired are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful life of the assets by the straight-line method. Land is carried at cost. Costs of maintenance or repairs are charged to expense as incurred and improvements are capitalized. Upon retirement or disposal of an asset, the asset and related allowance account are eliminated. Any gain or loss on such transactions is included in current operations. Depreciation expense is included under occupancy expense, net in the Consolidated Statements of Income totaling $6.2 million in 2023, $6.1 million in 2022, and $6.2 million in 2021. The estimated useful life for bank premises ranges from 5 to 40 years and equipment depreciates over a 3 to 10-year period.

Land and Land Improvements	Non-depreciating assets
Buildings	25 years	-	40 years
Furniture and Fixtures	5 years
Computer Equipment and Software	5 years or term of license
Other Equipment	5 years
Vehicles	5 years
Leasehold Improvements
Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Leases: Operating and finance leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in other assets and other liabilities, respectively. Operating and finance lease ROU assets represent the right to use an underlying asset during the lease term and operating and finance lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in other expense in the Consolidated Statements of Income. Finance lease expense is comprised of interest expense and amortization of the ROU asset, which are recorded in interest on other borrowings and other expense, respectively, in the Consolidated Statements of Income.
Federal Home Loan Bank (“FHLB”) Stock: The Company is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors such as asset base. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as dividend income in the Consolidated Statements of Income.
Earnings per Common Share: Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding unvested restricted stock awards are considered participating shares for the earnings per common share calculation. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Other Real Estate Owned (“OREO”): Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, which establishes a new cost basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the ACL. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. In addition, any retail branch locations closed for branch operations and marketed for sale are also moved to OREO from bank premises and equipment. This real estate is initially valued based on recent comparative market values received from a real estate broker and any necessary write-downs are charged to operations. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its carrying value or fair value less cost to sell. OREO assets are revalued every 12 months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every 24 months based on the size of the exposure. Operating costs after acquisition are expensed.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Consolidated Statements of Income.
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved new market and historic rehabilitation projects. During 2023, the Company adopted the proportional amortization method of accounting for all qualifying equity investments within these limited partnerships. These investments are included in other assets on the Consolidated Balance Sheets. These partnership investments generate a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. The investments are accounted for under the equity method, with the expense included within provision for income taxes on the Consolidated Statements of Income. All of the Company's tax credit investments are evaluated for impairment at the end of each reporting period.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
For the performance stock units (“PSUs”), management evaluates the criteria quarterly to determine the probability of the performance goals being met and recognizes compensation based upon the evaluation. The PSUs vest on the third anniversary of the grant date.
Loss Contingencies: As disclosed in Note 18 to the Consolidated Financial Statements, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, and the disclosure set forth in Note 18 relating to certain legal matters is incorporated by reference.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Nonrecurring Basis
Individually Evaluated Loans: Individually evaluated loans with commitments of $1.0 million or greater and/or based on management’s discretion are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All loans with a specific reserve are classified as Level 3 in the fair value hierarchy.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At December 31, 2023 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
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
Newly Adopted Pronouncements in 2023
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of reference rate reform on financial reporting. The ASU also provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from the London Interbank Offered Rate (“LIBOR”) toward new interest rate benchmarks. Modified contracts that meet certain scope guidance are eligible for relief from the modification accounting requirements in GAAP. The optional guidance generally allows for the modified contract to be accounted for as a continuation of the existing contract and does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The amendments in this ASU are effective for all entities between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU No 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this ASU defer the sunset date for applying the reference rate reform relief by two years to December 31, 2024, and can be adopted at any time during this period. The Company ceased originating new LIBOR based variable rate loans as of December 31, 2021 per the ARRC’s guidance. The

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Company created an internal team in 2021 to identify and modify loans and other financial instruments with attributes that were either directly or indirectly influenced by LIBOR. The Company has selected one-month term Secured Overnight Financing Rate, (“SOFR”), (published by the CME Group) as the replacement benchmark for LIBOR based loans. The financial impact regarding pricing, valuation and operations of the transition have been evaluated and were not material in nature. The transition team was fully committed to working within the guidelines established by the United Kingdom’s Financial Conduct Authority and the Federal Reserve System of New York’s Alternative Reference Rate Committee to complete a smooth transition away from LIBOR. For LIBOR-based loans, remediation efforts were completed by September 30, 2023.
Accounting Statements Issued but Not Yet Adopted
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. The ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. The ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.
On November 27, 2023, the FASB issued ASU 2023-07. Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which changes disclosures relating to reportable segments. The ASU expands the disclosure requirements relating to reportable segments, including requiring entities to disclose information about a reportable segment’s significant expenses, among other changes. The ASU does not change how an entity identifies reportable segments or the accounting for segments. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company has one reporting segment therefore, will not impact our Consolidated Financial Statements; however, this ASU requires disclosure of the title and position of the chief operating decision maker and an explanation of how resources are allocated.
NOTE 2 – EARNINGS PER COMMON SHARE
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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Years ended December 31,
(Dollars in Thousands, except share and per share data)	2023	2022	2021
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$23,384	$50,118	$31,590
Less: Income allocated to participating shares	197	295	127
Net Income Allocated to Common Shareholders - Basic & Diluted	$23,187	$49,823	$31,463

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,438,413	24,741,454	26,449,438
Less: Average Participating Securities	197,870	145,665	106,709
Weighted Average Common Shares Outstanding - Basic & Diluted	$23,240,543	$24,595,789	$26,342,729

Earnings per Common Share – Basic	$1.00	$2.03	$1.19
Earnings per Common Share – Diluted	$1.00	$2.03	$1.19
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the FRB imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the FRB. The Company had no required reserves for 2023, 2022 and 2021.
NOTE 4 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2023
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$44,185	$398	$(756)	$43,827
Residential Mortgage-Backed Securities	110,726	—	(11,576)	99,150
Commercial Mortgage-Backed Securities	31,578	336	(751)	31,163
Other Commercial Mortgage-Backed Securities	24,522	—	(2,666)	21,856
Asset Backed Securities	150,832	—	(10,826)	140,006
Collateralized Mortgage Obligations	174,396	—	(12,863)	161,533
States and Political Subdivisions	263,557	—	(41,449)	222,108
Corporate Notes	70,750	—	(11,390)	59,360
Total Debt Securities	$870,546	$734	$(92,277)	$779,003

	December 31, 2022
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury Securities	$19,318	$—	$(1,452)	$17,866
U.S. Government Agency Securities	50,334	218	(788)	49,764
Residential Mortgage-Backed Securities	115,694	—	(12,009)	103,685
Commercial Mortgage-Backed Securities	35,538	73	(936)	34,675
Other Commercial Mortgage-Backed Securities	24,987	9	(2,597)	22,399
Asset Backed Securities	156,552	—	(15,169)	141,383
Collateralized Mortgage Obligations	190,781	—	(14,159)	176,622
States and Political Subdivisions	281,753	—	(53,607)	228,146
Corporate Notes	70,750	—	(9,017)	61,733
Total Debt Securities	$945,707	$300	$(109,734)	$836,273
The Company did not have securities classified as held-to-maturity at December 31, 2023 or December 31, 2022.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(Dollars in Thousands)	2023	2022	2021
Proceeds from Sales of Securities Available-for-Sale	$43,323	$19,777	$197,056

Gross Realized Gains	$129	$208	$7,080
Gross Realized Losses	(1,650)	(162)	(211)
Net Realized (Losses) Gains	$(1,521)	$46	$6,869
Tax Impact	$(319)	$10	$1,443
Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized (losses) gains above reflect reclassification adjustments in the calculation of Other Comprehensive Income (Loss). The net realized (losses) gains are included in noninterest income as (losses) gains on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.

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

	December 31, 2023
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$—	$—
Due after One Year through Five Years	12,746	11,846
Due after Five Years through Ten Years	262,463	228,115
Due after Ten Years	103,283	85,334
Residential Mortgage-Backed Securities	110,726	99,150
Commercial Mortgage-Backed Securities	31,578	31,163
Other Commercial Mortgage-Backed Securities	24,522	21,856
Collateralized Mortgage Obligations	174,396	161,533
Asset Backed Securities	150,832	140,006
Total Securities	$870,546	$779,003
At December 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $215.5 million at December 31, 2023 and $224.5 million at December 31, 2022.
Available-for-sale securities with unrealized losses at December 31, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	7	$6,567	$(67)	15	$15,848	$(689)	22	$22,415	$(756)
Residential Mortgage-Backed Securities	—	—	—	43	99,150	(11,576)	43	99,150	(11,576)
Commercial Mortgage-Backed Securities	3	1,073	(3)	50	18,692	(748)	53	19,765	(751)
Other Commercial Mortgage-Backed Securities	—	—	—	9	21,856	(2,666)	9	21,856	(2,666)
Asset Backed Securities	2	2,530	(84)	52	137,476	(10,742)	54	140,006	(10,826)
Collateralized Mortgage Obligations	—	—	—	85	161,533	(12,863)	85	161,533	(12,863)
States and Political Subdivisions	—	—	—	153	222,108	(41,449)	153	222,108	(41,449)
Corporate Notes	—	—	—	21	59,360	(11,390)	21	59,360	(11,390)
Total Debt Securities	12	$10,170	$(154)	428	$736,023	$(92,123)	440	$746,193	$(92,277)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	3	$14,080	$(789)	2	$3,786	$(663)	5	$17,866	$(1,452)
U.S. Government Agency Securities	6	5,337	(26)	9	15,576	(762)	15	20,913	(788)
Residential Mortgage-Backed Securities	6	7,601	(372)	37	96,084	(11,637)	43	103,685	(12,009)
Commercial Mortgage-Backed Securities	7	7,843	(307)	49	15,675	(629)	56	23,518	(936)
Other Commercial Mortgage-Backed Securities	2	5,302	(617)	6	14,560	(1,980)	8	19,862	(2,597)
Asset Backed Securities	13	42,173	(2,984)	41	97,210	(12,185)	54	139,383	(15,169)
Collateralized Mortgage Obligations	35	66,362	(4,500)	50	110,260	(9,659)	85	176,622	(14,159)
States and Political Subdivisions	73	112,564	(19,706)	91	115,382	(33,901)	164	227,946	(53,607)
Corporate Notes	8	23,285	(2,965)	13	38,448	(6,052)	21	61,733	(9,017)
Total Debt Securities	153	$284,547	$(32,266)	298	$506,981	$(77,468)	451	$791,528	$(109,734)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an allowance for credit losses, (“ACL”), on its investment securities during the year ended December 31, 2023 or December 31, 2022 as the Company did not have any related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of December 31, 2023, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date.
As of December 31, 2023, management believes the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the year ended December 31, 2023 and December 31, 2022, the Company had no credit related net investment impairment losses.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 5 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

	December 31,
(Dollars in Thousands)	2023	2022
Commercial
Commercial Real Estate	$1,670,631	$1,470,562
Commercial and Industrial	271,511	309,792
Total Commercial Loans	1,942,142	1,780,354
Consumer
Residential Mortgages	787,929	657,948
Other Consumer	34,277	44,562
Total Consumer Loans	822,206	702,510
Construction	436,349	353,553
Other	305,213	312,496
Total Portfolio Loans	3,505,910	3,148,913
Loans Held-for-Sale	—	—
Total Loans	$3,505,910	$3,148,913
We attempt to limit our exposure to credit risk by diversifying our loan portfolio by segment, geography, collateral and industry while actively managing concentrations. When concentrations exist in certain segments, this risk is mitigated by reviewing the relevant economic indicators and internal risk rating trends of the loans in these segments. The Company established transaction, relationship and specific loan segment limits in its loan policy. Total commercial real estate balances should not exceed the combination of 300% of total risk-based capital and growth in excess of 50% over the previous thirty-six months and construction loan balances should not exceed 100% of total risk-based capital. Investment real estate property types and purchased loan programs have individual dollar limits that should not be exceeded in the portfolio and are based on management’s risk tolerance relative to capital. In addition, there are specific targets for various categories of real estate loans with respect to debt service coverage ratios, loan-to-value ratios, loan terms, and amortization periods. We also have policy limits on loan-to-cost for construction projects. Although leverage is important, the Company is also focused on cash flow generation and employs stress testing to calculate a supportable loan amount. Supportable loan amounts have generally been more challenging given the increases in commodities pricing and the average loan to cost has decreased over time.
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
Deferred costs and fees included in the portfolio balances above were $7.2 million and $8.2 million at December 31, 2023 and December 31, 2022, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $133.4 thousand and $161.2 thousand at December 31, 2023 and December 31, 2022, respectively.
The Company had no mortgage loans held-for-sale as of December 31, 2023 and December 31, 2022, respectively.
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
A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis if the commitment is $1.0 million or greater and/or based on management’s discretion; otherwise, the restructured loan remains in the appropriate

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
segment in the ACL model. For a discussion with respect to reserve calculations regarding individually evaluated loans refer to the “Nonrecurring Basis” section in Note 7, Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
The following table shows the amortized cost basis as of December 31, 2023 and December 31, 2022 for the loans restructured during the twelve months ended December 31, 2023 and December 31, 2022 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

	Restructured Loans			Restructured Loans
	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis(1)	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	1	$324	0.02%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	—	—%	1	324	0.02%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Nonaccrual Restructured Loans	—	—	—%	—	—	—%
Total Restructured Loans	—	—	—%	1	324	0.02%
(1) Excludes accrued interest receivable of $1.5 thousand on restructured loans for the year ended 2022.
The Company had no loans that were restructured during the three and twelve months ended December 31, 2023. During the third quarter of 2022 the Bank modified a construction loan and considered it a restructured loan as a result of financial difficulty. The borrower is a single family home builder. The purpose of the loan was to finance the construction of a speculative home. The loan matured and was incomplete. The Bank extended the maturity and completion date for five (5) months in order to provide time to complete and sell the home. However, the Bank became aware of a mechanic’s lien filed by one of the borrower’s subcontractors. This issue was resolved and the loan was restored to accrual status on September 30, 2022. Subsequently, the home was sold and the Bank was paid in full on December 9, 2022. This loan was not considered significant and remained in the general pool of the Bank’s ACL model for reserve purposes until it was paid in full. These loans are not considered significant and are included in the Bank’s ACL model in the general pool of the construction and commercial real estate (“CRE”) segments for reserve purposes.

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
As of December 31, 2023 and December 31, 2022, the Bank had no commitments to lend any additional funds on restructured loans. As of December 31, 2023 and December 31, 2022 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of December 31, 2023 and December 31, 2022, the Company had $2.0 million and $0.9 million, respectively, of residential real estate in the process of foreclosure. We also had $62 thousand at December 31, 2023 and $133 thousand at December 31, 2022 in residential real estate included in OREO.
Loans to principal officers, directors and their affiliates during 2023 were as follows:

(Dollars in Thousands)	2023
Beginning Balance	$2,746
Principal Additions	353
Repayments	(666)
Balance at End of Year	$2,433

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
The ACL reserve for the Other segment is based on a discounted cash flow methodology and reserves will fluctuate based on expected cash flow changes in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
acquisition loans without a defined source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018.
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
The Company has a loan review policy and annual scope report that details the level of loan review for loans in a given year. The annual loan review provides the Credit Risk Committee with an independent analysis of the following: 1) credit quality of the loan portfolio, 2) compliance with the loan policy, 3) adequacy of documentation in credit files and 4) validity of risk ratings. Since 2020 and continuing through 2023, the Company used a five step approach for loan review in the following categories:
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31:

	Risk Rating
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$259,171	$434,639	$173,667	$142,494	$124,176	$503,965	$30,917	$1,669,029
Special Mention	—	—	206	—	—	72	—	278
Substandard	—	—		—	101	1,223	—	1,324
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate	$259,171	$434,639	$173,873	$142,494	$124,277	$505,260	$30,917	$1,670,631
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$24,863	$18,061	$37,566	$24,566	$2,636	$137,395	$23,535	$268,622
Special Mention	—	—	—	2,837	—	—	—	2,837
Substandard	—	—	—	18	14	1	19	52
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$24,863	$18,061	$37,566	$27,421	$2,650	$137,396	$23,554	$271,511
YTD Gross Charge-offs	—	—	45	—	16	2	—	63

Residential Mortgages
Pass	$79,247	$250,603	$194,014	$77,805	$43,633	$96,238	$42,550	$784,090
Special Mention	—	—	—	—	—	525	—	525
Substandard	—	—	1,142	—	860	1,070	242	3,314
Doubtful	—	—	—	—	—	—	—	—
Total Residential Mortgages	$79,247	$250,603	$195,156	$77,805	$44,493	$97,833	$42,792	$787,929
YTD Gross Charge-offs	—	—	136	—	—	67	—	203

Other Consumer
Pass	$22,809	$4,494	$2,396	$3,936	$26	$187	$354	$34,202
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	6	55	—	—	—	—	75
Doubtful	—	—	—	—	—	—	—	—
Total Other Consumer	$22,823	$4,500	$2,451	$3,936	$26	$187	$354	$34,277
YTD Gross Charge-offs	232	1,451	744	83	126	29	—	2,665

Construction
Pass	$118,120	$162,794	$122,087	$10,837	$5,155	$6,280	$8,048	$433,321
Special Mention	—	—	—	—	—	60	—	60
Substandard	—	64	—	2,090	—	814	—	2,968
Doubtful	—	—	—	—	—	—	—	—
Total Construction	$118,120	$162,858	$122,087	$12,927	$5,155	$7,154	$8,048	$436,349
YTD Gross Charge-offs	—	—	—	—	—	42	—	42

Other
Pass	$—	$—	$—	$—	$—	$3,300	$—	$3,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	301,913	—	301,913
Doubtful	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$—	$305,213	$—	$305,213
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$504,210	$870,591	$529,730	$259,638	$175,626	$747,365	$105,404	$3,192,564
Special Mention	—	—	206	2,837	—	657	—	3,700
Substandard	14	70	1,197	2,108	975	305,021	261	309,646
Doubtful	—	—	—	—	—	—	—	—
Total Portfolio Loans	$504,224	$870,661	$531,133	$264,583	$176,601	$1,053,043	$105,665	$3,505,910
Current YTD Period:
YTD Gross Charge-offs	$232	$1,451	$925	$83	$142	$140	$—	$2,973

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Risk Rating
(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$418,939	$186,226	$139,148	$130,521	$215,498	$335,659	$31,349	$1,457,340
Special Mention	—	218	—	—	9,919	659	—	10,796
Substandard	—	—	—	—	2,105	321	—	2,426
Total Commercial Real Estate	$418,939	$186,444	$139,148	$130,521	$227,522	$336,639	$31,349	$1,470,562
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$23,104	$47,137	$35,819	$9,022	$10,639	$154,473	$23,699	$303,893
Special Mention	—	—	2,887	—	—	—	—	2,887
Substandard	—	56	—	18	97	2,800	41	3,012
Total Commercial and Industrial	$23,104	$47,193	$38,706	$9,040	$10,736	$157,273	$23,740	$309,792
YTD Gross Charge-offs	3,432	—	—	—	4	—	—	3,436

Residential Mortgages
Pass	$200,725	$184,718	$81,446	$50,770	$70,659	$39,411	$25,315	$653,044
Special Mention	—	—	—	—	429	520	34	983
Substandard	—	1,212	—	865	444	1,400	—	3,921
Total Residential Mortgages	$200,725	$185,930	$81,446	$51,635	$71,532	$41,331	$25,349	$657,948
YTD Gross Charge-offs	—	—	—	—	22	24	—	46

Other Consumer
Pass	$24,100	$10,006	$7,323	$1,999	$512	$256	$299	$44,495
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	45	1	—	1	20	—	67
Total Other Consumer	$24,100	$10,051	$7,324	$1,999	$513	$276	$299	$44,562
YTD Gross Charge-offs	280	625	254	358	39	121	—	1,677

Construction
Pass	$149,535	$117,466	$41,808	$4,938	$25,523	$7,190	$6,056	$352,516
Special Mention	—	—	—	—	—	69	—	69
Substandard	—	—	—	—	92	876	—	968
Total Construction	$149,535	$117,466	$41,808	$4,938	$25,615	$8,135	$6,056	$353,553
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other
Pass	$—	$—	$—	$—	$—	$180,745	$—	$180,745
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	74,050	57,701	—	131,751
Total Other Loans	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$816,403	$545,553	$305,544	$197,250	$322,831	$717,734	$86,718	$2,992,033
Special Mention	—	218	2,887	—	10,348	1,248	34	14,735
Substandard	—	1,313	1	883	76,789	63,118	41	142,145
Total Portfolio Loans	$816,403	$547,084	$308,432	$198,133	$409,968	$782,100	$86,793	$3,148,913
Current YTD Period:
YTD Gross Charge-offs	$3,712	$625	$254	$358	$65	$145	$—	$5,159
At December 31, 2023 and December 31, 2022, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at December 31, 2023 increased $156.5 million to $313.3 million compared to December 31, 2022, with an increase of $167.5 million in substandard and a decrease of $11.0 million in special mention. The increase of $167.5 million in substandard loans is primarily related to the above mentioned large nonaccrual lending relationship in the other loan category. The $301.9 million of loans related to the Bank’s largest lending relationship were nonperforming and rated as substandard at December 31, 2023. At December 31, 2022 the largest lending relationship in the other segment loans were all accruing and totaled $309.1 million of which, $177.3 million of those loans were pass-rated and $131.8 million of those loans were substandard-rated. The decrease of $11.0 million in special mention is primarily due to the upgrade of a CRE credit totaling $9.9 million to a pass rating.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31:

(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$259,171	$434,639	$173,873	$142,494	$124,176	$504,037	$30,917	$1,669,307
Nonperforming	—	—	—	—	101	1,223	—	1,324
Total Commercial Real Estate	$259,171	$434,639	$173,873	$142,494	$124,277	$505,260	$30,917	$1,670,631
Commercial and Industrial
Performing	$24,863	$18,061	$37,566	$27,403	$2,636	$137,395	$23,535	$271,459
Nonperforming	—	—	—	18	14	1	19	52
Total Commercial and Industrial	$24,863	$18,061	$37,566	$27,421	$2,650	$137,396	$23,554	$271,511
Residential Mortgages
Performing	$79,247	$250,603	$194,014	$77,805	$43,633	$96,794	$42,550	$784,646
Nonperforming	—	—	1,142	—	860	1,039	242	3,283
Total Residential Mortgages	$79,247	$250,603	$195,156	$77,805	$44,493	$97,833	$42,792	$787,929
Other Consumer
Performing	$22,809	$4,494	$2,412	$3,936	$26	$187	$354	$34,218
Nonperforming	14	6	39	—	—	—	—	59
Total Other Consumer	$22,823	$4,500	$2,451	$3,936	$26	$187	$354	$34,277
Construction
Performing	$118,120	$162,858	$122,087	$10,837	$5,155	$6,340	$8,048	$433,445
Nonperforming	—	—	—	2,090	—	814	—	2,904
Total Construction	$118,120	$162,858	$122,087	$12,927	$5,155	$7,154	$8,048	$436,349
Other
Performing	$—	$—	$—	$—	$—	$3,300	$—	$3,300
Nonperforming	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,213	$—	$305,213
Total Portfolio Loans
Performing	$504,210	$870,655	$529,952	$262,475	$175,626	$748,053	$105,404	$3,196,375
Nonperforming	14	6	1,181	2,108	975	304,990	261	309,535
Total Portfolio Loans	$504,224	$870,661	$531,133	$264,583	$176,601	$1,053,043	$105,665	$3,505,910

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(Dollars in Thousands)	2022	2021	2020	2019	2018	2017 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$418,939	$186,444	$139,148	$130,521	$225,416	$336,441	$31,349	$1,468,258
Nonperforming	—	—	—	—	2,106	198	—	2,304
Total Commercial Real Estate	$418,939	$186,444	$139,148	$130,521	$227,522	$336,639	$31,349	$1,470,562
Commercial and Industrial
Performing	$23,104	$47,147	$38,706	$9,022	$10,639	$157,271	$23,699	$309,588
Nonperforming	—	46	—	18	97	2	41	204
Total Commercial and Industrial	$23,104	$47,193	$38,706	$9,040	$10,736	$157,273	$23,740	$309,792
Residential Mortgages
Performing	$200,725	$184,718	$81,446	$50,770	$71,313	$40,362	$25,349	$654,683
Nonperforming	—	1,212	—	865	219	969	—	3,265
Total Residential Mortgages	$200,725	$185,930	$81,446	$51,635	$71,532	$41,331	$25,349	$657,948
Other Consumer
Performing	$24,100	$10,045	$7,323	$1,999	$512	$276	$299	$44,554
Nonperforming	—	6	1	—	1	—	—	8
Total Other Consumer	$24,100	$10,051	$7,324	$1,999	$513	$276	$299	$44,562
Construction
Performing	$149,535	$117,466	$41,808	$4,938	$25,615	$7,271	$6,056	$352,689
Nonperforming	—	—	—	—	—	864	—	864
Total Construction	$149,535	$117,466	$41,808	$4,938	$25,615	$8,135	$6,056	$353,553
Other
Performing	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Nonperforming	—	—	—		—	—	—	—
Total Other Loans	$—	$—	$—	$—	$74,050	$238,446	$—	$312,496
Total Portfolio Loans
Performing	$816,403	$545,820	$308,431	$197,250	$407,545	$780,067	$86,752	$3,142,268
Nonperforming	—	1,264	1	883	2,423	2,033	41	6,645
Total Portfolio Loans	$816,403	$547,084	$308,432	$198,133	$409,968	$782,100	$86,793	$3,148,913
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans as the periods presented:

	December 31, 2023
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Past Due 90+ Days Still Accruing	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,668,988	$125	$194	$319	$—	$1,324	$1,670,631
Commercial & Industrial	271,420	5	34	39	—	52	271,511
Residential Mortgages	782,765	1,846	35	1,881	—	3,283	787,929
Other Consumer	33,813	247	158	405	—	59	34,277
Construction	430,057	3,388	—	3,388	—	2,904	436,349
Other	3,300	—	—	—	—	301,913	305,213
Total	$3,190,343	$5,611	$421	$6,032	$—	$309,535	$3,505,910

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2022
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,468,154	$104	$—	$104	$2,304	$1,470,562
Commercial & Industrial	309,305	274	9	283	204	309,792
Residential Mortgages	654,238	445	—	445	3,265	657,948
Other Consumer	44,013	337	204	541	8	44,562
Construction	349,225	1,321	2,143	3,464	864	353,553
Other	312,496	—	—	—	—	312,496
Total	$3,137,431	$2,481	$2,356	$4,837	$6,645	$3,148,913
Loans past due 90 days or more and still accruing were zero at December 31, 2023 and 2022. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days or more and still accruing increased $1.2 million to $6.0 million at December 31, 2023 compared to $4.8 million at December 31, 2022, primarily in the residential mortgage segment due to two relationships with an aggregate principal balance of $2.9 million.
There were no nonaccrual or past due loans related to loans held-for-sale as of December 31, 2023 and December 31, 2022, respectively.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment of loan as of December 31, 2023. There were no loans at December 31, 2023 that were past due more than 90 days and still accruing.

	As of and for the year ended December 31, 2023				As of and for the year ended December 31, 2022
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$453	$871	$1,324	$—	$—	$2,304	$2,304	$—
Commercial and Industrial	—	52	52	—	—	204	204	—
Residential Mortgages	1,142	2,141	3,283	—	—	3,265	3,265	—
Other Consumer	—	59	59	—	—	8	8	—
Construction	2,898	6	2,904	—	—	864	864	—
Other	—	301,913	301,913	—	—	—	—	—
Total Portfolio Loans	$4,493	$305,042	$309,535	$—	$—	$6,645	$6,645	$—
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, we believe delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, we automatically transfer loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as Restructured Loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or greater and/or based on management’s discretion; unless we elect to maintain the loan in the general pool. During the years ended December 31, 2023 and December 31, 2022, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the amortized cost basis of individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans, as applicable, are reported as provision for credit loss on loans in the period of change.

	December 31, 2023			December 31, 2022
(Dollars in Thousands)	Fair Value - Real Estate	Discounted Cash Flow	Total	Fair Value - Real Estate
Commercial Real Estate	$453	$—	$453	2,106
Commercial and Industrial	—	—	—	—
Residential Mortgages	1,142	—	1,142	1,212
Other Consumer	—	—	—	—
Construction	2,898	—	2,898	—
Other	—	301,913	301,913	—
Total	$4,493	$301,913	$306,406	3,318
The following tables presents activity in the ACL for the periods presented:

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	1,881	(719)	2,081	1,729	892	(364)	5,500
Charge-offs	—	(63)	(203)	(2,665)	(42)	—	(2,973)
Recoveries	—	88	110	475	—	—	673
Net (Charge-offs) / Recoveries	—	25	(93)	(2,190)	(42)	—	(2,300)
Balance, End of Year	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052

	December 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision (Recovery) for Credit Losses on Loans	695	3,304	4,470	1,109	(146)	(7,013)	2,419
Charge-offs	—	(3,436)	(46)	(1,677)	—	—	(5,159)
Recoveries	—	1	99	404	149	—	653
Net (Charge-offs) / Recoveries	—	(3,435)	53	(1,273)	$149	—	(4,506)
Balance, End of Year	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852

	December 31, 2021
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other(1)	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$36,428	$5,064	$2,099	$2,479	$8,004	$—	$54,074
Impact of CECL Adoption	6,587	1,379	3,356	(877)	(80)	51,277	61,642
(Recovery) Provision for Credit Losses on Loans	(6,215)	(2,249)	(982)	1,561	781	10,454	3,350
Charge-offs	(19,662)	(374)	(273)	(2,256)	(1,859)	—	(24,424)
Recoveries	159	291	168	586	93	—	1,297
Net (Charge-offs) / Recoveries	(19,503)	(83)	(105)	(1,670)	(1,766)	—	(23,127)
Balance, End of Year	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 7 - FAIR VALUE MEASUREMENTS
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	December 31, 2023
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	43,827	—	43,827	—
Residential Mortgage-Backed Securities	99,150	—	99,150	—
Commercial Mortgage-Backed Securities	31,163	—	31,163	—
Other Commercial Mortgage-Backed Securities	21,856	—	21,856	—
Asset Backed Securities	140,006	—	140,006	—
Collateralized Mortgage Obligations	161,533	—	161,533	—
States and Political Subdivisions	222,108	—	222,108	—
Corporate Notes	59,360	—	52,041	7,319
Total Securities Available-for-Sale	779,003	—	771,684	7,319
Derivatives	17,440	—	17,440	—
Total	$796,443	$—	$789,124	$7,319

Liabilities
Derivatives	$17,228	$—	$17,228	$—
Total	$17,228	$—	$17,228	$—

	December 31, 2022
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Treasury Securities	$17,866	$17,866	$—	$—
U.S. Government Agency Securities	49,764	—	49,764	—
Residential Mortgage-Backed Securities	103,685	—	103,685	—
Commercial Mortgage-Backed Securities	34,675	—	34,675	—
Other Commercial Mortgage-Backed Securities	22,399	2,538	19,861	—
Asset Backed Securities	141,383	4,996	136,387	—
Collateralized Mortgage Obligations	176,622	—	176,622	—
States and Political Subdivisions	228,146	—	228,146	—
Corporate Notes	61,733	—	54,216	7,517
Total Securities Available-for-Sale	836,273	25,400	803,356	7,517
Derivatives	22,974	—	22,974	—
Total	$859,247	$25,400	$826,330	$7,517

Liabilities
Derivatives	$22,543	$—	$22,543	$—
Total	$22,543	$—	$22,543	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.3 million that are considered to be Level 3 securities at December 31, 2023 and two totaling $7.5 million at December 31, 2022. The change in the fair value of Level 3 securities available-for-sale from $7.5 million at December 31, 2022 to $7.3 million at December 31, 2023 is attributable to the calculated change in fair value of $0.2 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis at December 31, 2023 and 2022 are summarized below:

	December 31, 2023
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$2,463	$2,463
Individually Evaluated Loans	$—	$—	$—	$—

	December 31, 2022
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$8,393	$8,393
Individually Evaluated Loans	$—	$—	$2,649	$2,649
The Company had no individually evaluated loans measured at fair value on a nonrecurring basis as of December 31, 2023. Individually evaluated loans had a net carrying amount of $2.6 million at December 31, 2022, including a valuation allowance of $0.7 million. The Company’s largest lending relationship is classified at December 31, 2023 as an individually evaluated loan with a net carrying amount totaling $247.6 million. The Company utilized various cash flow and discounting assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $54.3 million at December 31, 2023. When evaluating the net carrying value of this credit relationship at December 31, 2023, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2.5 million as of December 31, 2023, compared with $8.4 million at December 31, 2022, primarily due to sales, write-downs on OREO and payments, offset by $1.4 million in fair value of closed retail offices transferred to OREO. Write-downs of $1.1 million were recorded on OREO for the year ended December 31, 2023 compared to $0.7 million for the year ended December 31, 2022.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022:

	December 31, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
OREO	$130	Appraisals	Estimated Selling Costs			6.0%	6.0%
OREO	142	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	2,191	Discounted Internal Valuations	Management's Subject Discount	0.0%	—	24.0%	15.6%
Total OREO	$2,463

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$858	Discounted Internal Valuations	Management's Discount & Estimated Selling Costs			14.2%	14.2%
Individually Evaluated Loans	1,791	Discounted Appraisals	Estimated Selling Costs			6.0%	6.0%
Total Individually Evaluated Loans	$2,649

OREO	$7,323	Appraisals	Estimated Selling Costs			10.0%	10.0%
OREO	143	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	927	Discounted Internal Valuations	Management’s Discount & Estimated Selling Costs	0.0%	—	5.0%	0.7%
Total OREO	$8,393
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
The carrying values and estimated fair values of our financial instruments at December 31, 2023 and December 31, 2022 are presented in the following tables. Fair values for December 31, 2023 and December 31, 2022 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at December 31, 2023
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$54,529	$39,676	$14,853	$—	$54,529
Securities Available-for-Sale	779,003	—	771,684	7,319	779,003
Portfolio Loans, net	3,408,858	—	—	3,177,715	3,177,715
Federal Home Loan Bank Stock, at Cost	21,626	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,440	—	17,440	—	17,440
Accrued Interest Receivable	18,877	—	5,368	13,509	18,877

Financial Liabilities:
Deposits	$3,721,915	$685,218	$1,450,046	$1,599,043	$3,734,307
Other Liabilities- Interest Rate Derivatives	17,228	—	17,228	—	17,228
FHLB Borrowings	393,400	—	—	392,696	392,696
Federal Funds Purchased	—	—	—	—	—
Accrued Interest Payable	7,288	—	—	7,288	7,288

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at December 31, 2022
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$46,869	$42,364	$4,505	$—	$46,869
Securities Available-for-Sale	836,273	25,400	803,356	7,517	836,273
Portfolio Loans, net	3,055,061	—	—	2,955,489	2,955,489
Federal Home Loan Bank Stock, at Cost	9,740	—	—	NA	NA
Other Assets- Interest Rate Derivatives	22,974	—	22,974	—	22,974
Accrued Interest Receivable	19,346	138	4,903	14,305	19,346

Financial Liabilities:
Deposits	$3,632,538	$705,539	$1,665,473	$1,264,659	$3,635,671
Other Liabilities- Interest Rate Derivatives	22,543	—	22,543	—	22,543
FHLB Borrowings	180,550	—	—	180,569	180,569
Federal Funds Purchased	17,870		17,870		17,870
Accrued Interest Payable	2,294	—	—	2,294	2,294
NOTE 8 - RIGHT-OF-USE (“ROU”) ASSETS AND LEASE LIABILITIES
The Company has seven lease contracts, including five finance leases and two operating leases at December 31, 2023. These leases are for our branch and loan production facilities. There was one new lease agreement entered into in 2023.
The following table presents our lease expense for finance and operating leases for the periods presented:

	December 31,
(Dollars in Thousands)	2023	2022	2021
Operating Lease Expense	$48	$—	$—
Amortization of ROU Assets - finance leases	365	374	234
Interest on lease liabilities - finance leases	292	287	156
Total Lease Expense	$705	$661	$390
ROU assets are included in other assets in the Consolidated Balance Sheets. The following table presents our ROU assets, cash flows, weighted average lease terms, discount rates for finance and operating leases and ROU assets obtained in exchange for lease liabilities for the periods presented:

	December 31,
(Dollars in Thousands)	2023	2022
Operating Leases
ROU assets	$419	$—
Operating cash flows	$87	$—
Finance Leases
ROU assets	$6,988	$6,306
Operating cash flows	$292	$287
Financing cash flows	$185	$201
Weighted Average Lease Term - Years
Operating leases	3.3 years	—
Finance leases	17.9 years	18.5 years
Weighted Average Discount Rate
Operating leases	6.60%	—%
Finance leases	5.20%	4.90%
ROU Assets obtained in exchange for Lease Liabilities
Operating leases	$—	$—
Finance leases	$1,464	$3,391

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Lease liabilities are included in other liabilities in the Consolidated Balance Sheets. The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2023:

(Dollars in Thousands)	Finance	Operating		Total
Maturity Analysis
2024	$529	$167		$696
2025	540	130		670
2026	563	107		670
2027	577	89		666
2028	589	—		589
Thereafter	8,728	—		8,728
Total	11,526	493	0	12,019
Less: Present value discount	(4,239)	(52)		(4,291)
Lease Liabilities	$7,287	$441		$7,728
NOTE 9 - PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation as follows:

	December 31,
(Dollars in Thousands)	2023	2022
Land	$18,826	$19,703
Bank Premises	58,983	54,872
Furniture and Equipment	35,772	34,945
Leasehold Improvements	1,579	1,618
Total Premises and Equipment	115,160	111,138
Accumulated Depreciation	(41,453)	(39,024)
Total	$73,707	$72,114
At both December 31, 2023 and December 31, 2022, we had no bank premises and equipment held-for-sale.
Depreciation expense is included under occupancy expense, net in the Consolidated Statements of Income totaling $6.2 million in 2023, $6.1 million in 2022, and $6.2 million in 2021.
Real estate on closed branches were valued based on recent comparative market values received from a real estate broker. The Company had $0.5 million in write-downs in 2023 and write-downs in the amount of $0.6 million and $3.2 million were recognized during 2022 and 2021, respectively. These write-downs on closed branches are included in losses and write-downs on OREO, net in the Consolidated Statements of Income. The net remaining carrying value of $2.3 million and $1.1 million is classified as held-for-sale in OREO in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.
NOTE 10 - OTHER REAL ESTATE OWNED
The following table presents OREO activity as of the dates presented:

	Year Ended December 31,
(Dollars in Thousands)	2023	2022	2021
Beginning of Year Balance	$8,393	$10,916	$15,722
Loans Transferred to OREO	110	74	59
Transfer of Closed Retail Offices to OREO	1,854	2,675	12,013
Capitalized Expenditures	—	—	—
Direct Write-Downs	(1,117)	(741)	(3,472)
Cash Proceeds from Pay-downs	(397)	(422)	(452)
Sales of OREO	(6,380)	(4,109)	(12,954)
End of Year Balance	$2,463	$8,393	$10,916

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
At December 31, 2023, 2022, and 2021, the balance of OREO includes $0.2 million, $7.3 million, and $9.9 million, respectively, of foreclosed properties recorded as a result of obtaining physical possession of the asset. At December 31, 2023 and 2022, the recorded investment of foreclosed residential real estate was $62 thousand and $133 thousand, respectively. At December 31, 2023 and 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process is $2.0 million and $0.9 million, respectively.
Income and expenses applicable to foreclosed assets include the following:

	Year Ended December 31,
(Dollars in Thousands)	2023	2022	2021
Provision for Losses	$1,117	$741	$3,472
Operating Expenses, net of Rental Income	178	293	317
Net (Gain) Loss on Sales	(17)	(309)	150
OREO Expense	$1,278	$725	$3,939
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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at December 31:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
(Dollars in Thousands)	2023			2022
	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	3	$310	$3	$1	$200	$1
Interest Rate Swap Contracts – Commercial Loans	58	387,144	17,437	62	432,984	22,973
Total Derivatives not Designated as Hedging Instruments	61	$387,454	$17,440	63	$433,184	$22,974

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2023			2022
	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	3	$310	$3	1	$200	$1
Interest Rate Swap Contracts – Commercial Loans	58	387,144	17,225	62	432,984	22,542
Total Derivatives not Designated as Hedging Instruments	61	$387,454	$17,228	63	$433,184	$22,543
The following table indicates the (loss) income recognized in the Consolidated Statements of Income for derivatives for the years ended December 31:

(Dollars in Thousands)	2023	2022	2021
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$2	$1	$—
Forward Sale Contracts – Mortgage Loans	(2)	(1)	—
Interest Rate Swap Contracts – Commercial Loans	(219)	605	89
Total Derivative (Loss) Income	$(219)	$605	$89
Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset and a derivative liability with the same counterparty to a swap transaction and are permitted to offset the asset position and the liability position resulting in a net presentation.
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values included in the Consolidated Balance Sheets at December 31:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2023	2022	2023	2022
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$17,437	$22,973	$17,225	$22,542
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	17,437	22,973	17,225	22,542
Gross Amounts Not Offset (1)	—	—	—	—
Net Amount	$17,437	$22,973	$17,225	$22,542
(1)  Amounts represent collateral posted for the periods presented.
NOTE 12 – DEPOSITS
The following table presents the composition of deposits at December 31:

(Dollars in Thousands)	2023	2022
Noninterest-Bearing Demand	$685,218	$705,539
Interest-Bearing Demand	481,506	496,948
Money Market	513,664	484,238
Savings	454,876	684,287
Certificates of Deposits	1,586,651	1,261,526
Total	$3,721,915	$3,632,538
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
depositor, per insured depository institution for each account ownership. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at year-end 2023 and 2022 were $305.0 million and $159.0 million, respectively.
At December 31, 2023 and December 31, 2022, total brokered deposits (excluding the CDARS and ICS two-way) were $70.0 million and zero, respectively.
Certificates of Deposit maturing as of December 31:

(Dollars in Thousands)	2023
2024	$1,203,944
2025	238,056
2026	71,063
2027	34,037
2028	38,548
Thereafter	1,003
Total	$1,586,651
Overdrafts reclassified to loans were $0.3 million at both December 31, 2023 and December 31, 2022, respectively.
Total deposit dollars from executive officers, directors, and their related interests at December 31, 2023 and 2022, respectively, were $1.8 million and $2.9 million.
NOTE 13 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $393.4 million FHLB borrowings at December 31, 2023 and $180.6 million at December 31, 2022. FHLB borrowings are fixed and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Total loans pledged as collateral were $1.5 billion at both December 31, 2023 and December 31, 2022, respectively. There were no securities available-for-sale pledged as collateral at both December 31, 2023 and December 31, 2022.
At December 31, 2023, funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets or approximately $1.1 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $480.3 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $50.0 million and access to the institutional CD and brokered deposit markets. The Company did not have outstanding borrowings on these fed funds lines as of December 31, 2023. The Company had the capacity to borrow up to an additional $676.7 million from the FHLB at December 31, 2022.
The Company had no overnight federal funds purchased at December 31, 2023. There were $17.9 million outstanding overnight federal funds purchased at December 31, 2022.
The following table represents the balance of FHLB borrowings, the weighted average interest rate, the interest expense and the borrowing availability for the years ended December 31:

(Dollars in Thousands)	2023	2022	2021
FHLB Borrowings	$393,400	$180,550	$7,000
Weighted Average Interest Rate	5.20%	4.48%	1.61%
Interest Expense	$20,822	$1,163	$313
FHLB Availability	$480,266	$676,746	$667,307

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table represents the balance of federal funds purchased, the weighted average interest rate, the interest expense and the borrowing availability for the years ended December 31:

(Dollars in Thousands)	2023	2022	2021
Federal Funds Purchased	$—	$17,870	$—
Weighted Average Interest Rate	—%	4.65%	—%
Interest Expense	$368	$188	$—
Federal Funds Purchased Availability	$50,000	$127,130	$145,000
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to December 31, 2023 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
2024	$323,400	5.46%
2025	25,000	4.13%
2026	45,000	3.96%
2027	—	—%
2028	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$393,400	5.20%
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
The following table details the vesting schedule based on years of service for participants:

1 Year of Service	20% Vested
2 Years of Service	40% Vested
3 Years of Service	60% Vested
4 Years of Service	80% Vested
5 Years of Service	100% Vested
Any participant who has reached the age of 62 is fully vested regardless of length of service. Each participant in the plan (who has not reached age 62) becomes 100% vested after five (5) years of service. The non-elective contribution to the plan is determined each year by the Company’s Board of Directors (the “Board”) and thus may fluctuate in amount from year to year. The contribution by the Company, which includes contributions to the nonqualified plan discussed below, was $0.4 million in 2023, $1.0 million in 2022 and $0.9 million in 2021. These amounts are included in salaries and employee benefits in the Consolidated Statements of Income.
Beginning in 2019, our integrated profit sharing plan includes a Company match based upon an associate’s elective deferral. This elective deferral is subject to dollar limits announced annually by the Internal Revenue Service (“IRS”). Elective deferrals are matched equal to 100% of the first 3% deferred and 50% of the next 2%, producing a maximum 4% match. Expense for this deferral match was $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Bank entered into a Nonqualified Profit Sharing Plan originally on December 30, 1996, which was subsequently amended and restated effective December 20, 2007. The purpose of the Nonqualified Profit Sharing Plan was to provide additional benefits to be paid to the executive upon the occurrence of a “Distributable Event,” which is either termination or death. The

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
board of directors of the Bank (the “Bank Board”) approved the amended plan on December 20, 2007. Since its inception, the Bank’s former Chairman and Chief Executive Officer was the only executive who participated in the Nonqualified Profit Sharing Plan. In April 2017, a Distributable Event occurred, in which distributions will occur over 45 quarterly payments. The value of the plan was $0.6 million as of December 31, 2023, and was solely comprised of cash. The quarterly distributions began on January 1, 2018 and will continue to be paid out in equal quarterly installments approximating $30 thousand.
On December 15, 2020, the Bank adopted an unfunded, nonqualified deferred compensation plan, called the Nonqualified Deferred Compensation Plan, to provide (i) certain key executives of the Bank (beginning after the date of adoption) the opportunity to defer to a later year on a pre-tax basis certain compensation without being subject to the dollar limits that apply to these associates under the Bank’s tax-qualified integrated profit-sharing plan and (ii) the Bank’s non-employee directors (beginning in January 2022) the opportunity to defer to a later year on a pre-tax basis certain director fees. The compensation and fees (and related earnings) deferred under this plan are held in a grantor trust until paid to the participants and remain subject to the claims of the creditors of the Bank and Company until paid to the participants. The balance in the nonqualified deferred compensation plan at December 31, 2023 and December 31, 2022 was $447.8 thousand and $269.6 thousand, respectively.
NOTE 15 – INCENTIVE AND RESTRICTED STOCK PLAN
The Bank Board adopted the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan on March 29, 2018 based on the recommendation of the Bank’s Nominating and Compensation Committee (now, a committee of the Company, the “Committee”), which became effective on June 27, 2018. In connection with the Reorganization, the Company adopted and assumed the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan as its own (now the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, or, for purposes of this discussion, the “Plan”). The Plan reserves a total 2,000,000 shares of common stock for issuance and provides for the grant to key associates and non-employee directors of the Company and its subsidiaries of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards (collectively, the “awards”). Subject to accelerated vesting under certain circumstances, the Plan requires a minimum vesting period of one year for awards subject to time-based conditions and a minimum performance period of one year for awards subject to achievement or satisfaction of performance goals. These minimums are applicable to awards other than those granted as part of a retainer for the service of non-employee directors. The Committee will determine the vesting period on the awards. No awards may be granted under the Plan more than ten years from the effective date of the Plan. As of December 31, 2023, 1,538,804 shares of common stock were available for issuance under the Plan. For purposes of this Note 15, references to the “Company” mean the “Bank” with respect to actions prior to the Reorganization.
Restricted Stock
The Company periodically issues restricted stock to non-employee directors and key associates pursuant to the Plan. As of December 31, 2023, 478,969 shares of restricted stock had been granted under the Plan.
The Company granted 116,325 and 108,855 shares of restricted stock to key associates under the Plan during 2023 and 2022, respectively. These grants were approved by the Committee as compensation for substantial contributions to the Company’s performance. The time-based shares of restricted stock granted in 2023 to executives vest in one-third annual installments over three years under the short-term incentive plan. The time-based shares of restricted stock granted in 2022 to executives vest on the fifth anniversary of the grant date under the long-term incentive plan. The time-based shares of restricted stock to non-executives vest in one-third annual installments over three years. The closing price of our stock was used to determine the fair value on the date of the grant prior to September 1, 2023. Beginning September 1, 2023 the Company utilizes a 90-day look back period to estimate the average stock price to resolve issues of rapid stock price fluctuations.
The Company granted 20,772 and 18,500 shares of restricted stock to non-employee directors under the Plan during 2023 and 2022, respectively. These grants were approved by the Committee as compensation for Board service. The time-based shares of restricted stock granted in 2023 and 2022 fully vest one year after the grant date. The fair value determination price for these grants is the same method as mentioned above.
If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise or settlement of the award, or if shares issued pursuant to awards are forfeited, any stock subject to such award again shall be available for future awards under the Plan.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Compensation expense for restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. The Company recognized compensation expense of $1.6 million, $1.3 million and $1.0 million for 2023, 2022, and 2021, respectively, related to restricted stock.
As of December 31, 2023 and 2022, there was $2.1 million and $1.6 million, respectively, of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 2.01 years and 2.30 years, respectively.
The following table provides information about restricted stock granted under the Plan for the years ended December 31:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	113,635	$14.80
Granted	127,355	16.50
Forfeited/Vested	(80,793)	15.01
Non-vested at December 31, 2022	160,197	16.05
Granted	137,097	15.56
Forfeited/Vested	(78,183)	16.24
Non-vested at December 31, 2023	219,111	$15.67
Performance Units
The Company periodically grants performance units to executive officers pursuant to the Plan. The Company did not grant performance units during 2023 but granted 27,848 target amounts of performance units in aggregate to executive officers under the Plan during 2022. The closing price of $15.81 was used during 2022 to determine the fair value on the date of the grant. These grants are approved by the Committee as compensation for substantial contributions to the Company’s performance.
The performance units can be earned up to a maximum of 110% of the target amount. They are subject to a three-year performance period and, if the performance criteria are met, will vest on the payment date which is within 70 days following the end of the performance period. The payout for the performance units will be determined based on three weighted performance based goals: (1) the Company's return on average assets (“ROAA”) performance during the performance period compared to its selected peer group, (2) the Company's core efficiency ratio during the performance period compared to its selected peer group, and (3) the Company’s nonperforming assets ratio performance during the performance period compared to its selected peer group. If the performance criteria are met, the Company will pay the performance units that have vested in shares of the Company’s common stock.
If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise or settlement of the award, or if shares issued pursuant to awards are forfeited, any stock subject to such award again shall be available for future awards under the Plan.
Compensation expense for performance units is based on fair value on the grant date. The performance units are subject to the probability of attainment of meeting the above referenced performance criteria and service requirement. Management has evaluated the performance-based criteria and has determined that, as of December 31, 2023 the criteria was not probable of being met at target, and at December 31, 2022, the criteria were probable of being met at target. The Company reversed compensation expense of $0.3 million for 2023 and recognized compensation expense $0.3 million for 2022 related to performance units.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 16 - FEDERAL AND STATE INCOME TAXES
The components of the provision for income tax expense were as follows:

(Dollars in Thousands)	2023	2022	2021
Current	$4,969	$7,969	$994
Deferred	(516)	3,939	3,643
Change in Valuation Allowance	884	(309)	(529)
Income Tax Provision	$5,337	$11,599	$4,108
The following is a reconciliation of the differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes:

	2023		2022		2021
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$6,031	21.0	$12,961	21.0	$7,497	21.0
State Income Tax, net of Federal Benefit	445	1.5	657	1.1	20	0.1
Tax-exempt Interest, net of Disallowance	(708)	(2.5)	(873)	(1.4)	(1,131)	(3.2)
Federal Tax Credits, net of Basis Reduction	(2,365)	(8.2)	(625)	(1.0)	(1,559)	(4.4)
Change in Valuation Allowance	884	3.1	(309)	(0.5)	(529)	(1.5)
Income from Bank Owned Life Insurance	(290)	(1.0)	(285)	(0.5)	(290)	(0.8)
Tax Credit Amortization	1,660	5.8	—	—	—	—
Other	(320)	(1.1)	73	0.1	100	0.3
Income Tax Provision and Effective Income Tax Rate	$5,337	18.6	$11,599	18.8	$4,108	11.5
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
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the HTC program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of December 31, 2023, the Company recognized $1.8 million in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
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
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of December 31, 2023, the Company has not recognized any non-income-tax-related activity from its HTC investments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in Thousands)	2023	2022
Deferred Tax Assets
Allowance for Credit Losses	$21,576	$20,671
Net Unrealized Loss on Available-for-sale Securities	20,104	23,818
Valuation Adjustments on Other Real Estate Owned	—	649
Capital Loss Carryforward	1,143	—
Operating Lease Liabilities	1,718	1,451
Other	1,797	2,250
Gross Deferred Tax Assets	46,338	48,839
Less: Valuation Allowance	(884)	—
Total Deferred Tax Assets	$45,454	$48,839

(Dollars in Thousands)	2023	2022
Deferred Tax Liabilities
Fixed Asset Depreciation	$(4,409)	$(4,523)
Acquisition-Related Fair Value Adjustments	(2,686)	(2,737)
Deferred Loan Income	(1,607)	(1,800)
Operating Lease Right-of-Use Assets	(1,647)	(1,389)
Equity Investment in Partnerships	(480)	(113)
Other	(437)	(312)
Total Deferred Tax Liabilities	(11,266)	(10,874)
Net Deferred Tax Assets	$34,188	$37,965
Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income of the appropriate character will be generated to utilize existing deferred tax assets. Based on this evaluation, as of December 31, 2023, a valuation allowance of $0.9 million has been recorded on deferred tax assets related to capital loss carryforwards resulting from exits of equity investments in partnerships and sales of securities. The Company has not identified prudent and feasible strategies to generate future capital gains to offset the entirety of the capital loss carryforward prior to their expiration in 2028.
At December 31, 2023 and 2022, the Company had no ASC 740-10 unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in noninterest expense.
The Company is subject to U.S. federal income tax as well as various other state and local jurisdictions. The Company is generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2020.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 17 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the years ended December 31, net of tax effects:

(Dollars in Thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2023
Net Unrealized Gains Arising during the Period	$16,370	$(3,398)	$12,972
Reclassification Adjustment for Losses included in Net Income	1,521	(316)	1,205
Other Comprehensive Income	$17,891	$(3,714)	$14,177

2022
Net Unrealized Losses Arising during the Period	$(111,542)	$24,261	$(87,281)
Reclassification Adjustment for Gains included in Net Income	(46)	9	(37)
Other Comprehensive Loss	$(111,588)	$24,270	$(87,318)

2021
Net Unrealized Losses Arising during the Period	$(10,877)	$2,284	$(8,593)
Reclassification Adjustment for Gains included in Net Income	(6,869)	1,443	(5,426)
Other Comprehensive Loss	$(17,746)	$3,727	$(14,019)
NOTE 18 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $702.3 million at December 31, 2023 and $630.6 million at December 31, 2022, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $452.2 million, or 64.4%, and $373.2 million, or 59.2%, of the commitments to extend credit at December 31, 2023 and December 31, 2022, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $19.6 million at December 31, 2023 and $25.7 million at December 31, 2022.
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of and for the years ended December 31:

(Dollars in Thousands)	December 31, 2023	December 31, 2022
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$2,292	$1,783
Provision for Unfunded Commitments	901	509
Balance at end of period	$3,193	$2,292
Amounts are added or subtracted to the provision for unfunded commitments through a charge or credit to current earnings in the provision for unfunded commitments. An expense of $0.9 million was recorded for the year ended December 31, 2023 for the provision for unfunded commitments, which resulted in an increase of $0.4 million compared to the provision of $0.5 million for the year ended December 31, 2022.
We have a future commitment with a third party vendor for data processing charges, which is a ten year contract that will expire at the end of 2028. Data processing expense was $3.9 million, $4.1 million and $3.8 million for 2023, 2022 and 2021, respectively.
Legal Proceedings
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Further, estimating an amount or range of possible losses that may result from legal or administrative proceedings and claims is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve awards that are discretionary in amount, present novel legal theories or policies, are in the early stages of the proceedings, or are subject to appeal. In addition, because legal proceedings may be resolved over an extended period of time, potential losses are subject to change due to the outcome of intermediate procedural and substantive rulings, actions by other parties which may be influenced by their settlement posture or their evaluation of the strength or weakness of their case, and other factors.
For these reasons, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the matters described below, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
Other than as set forth below, as of December 31, 2023, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
Justice Collection Actions
The Bank is engaged in a variety of collection proceedings (the “Collection Actions”) against various related entities that are owned and/or controlled by James C. Justice, II, Cathy L. Justice and James C. Justice, III (such entities, the “Justice Entities” and collectively with the individuals, the “Collection Defendants”). On April 20, 2023 and May 15, 2023, the Bank filed in the Circuit Court of the City of Martinsville, Virginia (the “Martinsville Circuit Court”) confessions of judgment against the Collection Defendants with respect to amounts owed on matured promissory notes made or guaranteed by the Collection Defendants with an aggregate principal balance of approximately $301 million. On May 12, 2023 and June 7, 2023, the Collection Defendants filed motions to set aside the confessions of judgment on the basis that the Bank allegedly (i) violated anti-tying provisions of the Bank Holding Company Act of 1956, as amended, (ii) breached contractual obligations and fiduciary duties to the Collection Defendants and (iii) tortiously interfered with the Collection Defendants’ business expectancies and relationships, among other allegations. On December 11, 2023, the Martinsville Circuit Court heard oral arguments on the motions to set aside the confessions of judgment filed by the Collection Defendants. On January 22, 2024, the Martinsville Circuit Court issued a letter opinion denying such motions. On February 21, 2024, the Martinsville Circuit Court issued final orders denying such motions. On February 26, 2024, the Collection Defendants filed a notice of appeal regarding the Martinsville Circuit Court’s order denying such motions.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Pursuant to the confessions of judgment that were upheld by the Martinsville Circuit Court, the Bank has initiated collection processes against the Collection Defendants (see “—Justice Foreclosure Litigation”).
The Company and the Bank intend to pursue vigorously the Collection Actions and enforce the confessions of judgment and related agreements, including but not limited to release and affirmation agreements and indemnification agreements. The Company and the Bank vigorously deny the allegations contained in the Collection Defendants’ motions to set aside the confessions of judgment and, based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations that it understands may be asserted on appeal. However, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the Collection Actions or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
Justice Federal Court Litigation
On November 10, 2023, the Company, the Bank, and the individual directors of the Company and the Bank were named as defendants in a lawsuit (the “Justice Federal Court Litigation”) filed in the United States District Court for the Southern District of West Virginia by the Collection Defendants. The allegations contained in the Justice Federal Court Litigation relate to the matured promissory notes made or guaranteed by the Collection Defendants that are the subject of the Collection Actions. In the Justice Federal Court Litigation, as plaintiffs the Collection Defendants allege that the Company, the Bank and to a vicarious and limited extent, the individual directors (i) breached an implied covenant of good faith and fair dealing, (ii) breached fiduciary duties, (iii) tortiously interfered with business relations and (iv) violated anti-tying restrictions of the Bank Holding Company Act of 1956, as amended, and allege that the individual directors aided and abetted the same. As plaintiffs in the Justice Federal Court Litigation, the Collection Defendants seek monetary damages of not less than $1.0 billion, additional punitive damages and interest on damages as allowed by law, payment of costs, expenses and attorneys’ fees, and a declaratory judgment from the court that certain confessions of judgment, and certain guarantees, be declared void and unenforceable. The Company and the Bank deny the allegations contained in the Justice Federal Court Litigation and intend to vigorously defend the matter and the validity and enforceability of the confessions of judgment and of each of the Bank’s loan documents, including the guarantees. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Company, the Bank and the individual defendants have meritorious defenses to all allegations contained in the Justice Federal Court Litigation.
Because the Justice Federal Court Litigation is in its early stages, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the Justice Federal Court Litigation or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
Justice Foreclosure Litigation
On February 7, 2024, the Bank was named as a defendant in a lawsuit (the “Justice Foreclosure Litigation”) filed in the Circuit Court of Greenbrier County, West Virginia (the “Greenbrier Circuit Court”) by Greenbrier Sporting Club Development Co., Inc. and The Greenbrier Sporting Club, Inc. (collectively, “Sporting Club”). The Justice Foreclosure Litigation relates to a deed of trust (the “Trust Deed”) granted by Sporting Club in favor of the Bank. The trustee under this deed of trust was also named as a defendant. In the Justice Foreclosure Litigation, Sporting Club requests the Greenbrier Circuit Court to issue declaratory judgments that the Trust Deed is invalid and unenforceable, the Notice of Sale (defined below) is invalid and of no effect, and that the trustee and the Bank may not sell the property described in the Notice of Sale. Sporting Club also requests the Greenbrier Circuit Court to issue a declaratory judgment that the debts secured by the Trust Deed are not payable and therefore no trustee sale is permitted, or alternatively that Sporting Club is entitled to final adjudication of the Justice Federal Court Litigation before any sale of property by the trustee under the Trust Deed may proceed.
On or about February 6, 2024, a notice of sale (the “Notice of Sale”) was published in multiple newspapers regarding the proposed sale by the Trustee of certain real estate encumbered by the Trust Deed. The debts secured by the Trust Deed matured on April 15, 2023 and the Bank filed confessions of judgment with respect to such debts in the Martinsville Circuit Court. See the description of the Justice Collection Litigation above. On February 16, 2024, the Bank cancelled the proposed sale by the Trustee of the real estate encumbered by the Trust Deed.
The Bank disputes all allegations contained in the Justice Foreclosure Litigation and intends to defend vigorously the matter and the validity and enforceability of the Trust Deed, the validity and collectability of the debts owed to the Bank by the Sporting Club. The Bank intends to oppose vigorously the injunctive relief requested by Sporting Club in the Justice

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Foreclosure Litigation. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations contained in the Justice Foreclosure Litigation.
Because the Justice Foreclosure Litigation is in its early stages, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the Justice Foreclosure Litigation or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
GLAS Federal Court Litigation
On February 12, 2024, the Bank was named as a defendant in a lawsuit (the “GLAS Federal Court Litigation”) filed in the United States District Court for the Western District of Virginia by GLAS Trust Company LLC (“GLAS”). The allegations contained in the GLAS Federal Court Litigation relate to a series of financing transactions that occurred in 2018 between Bluestone Resources, Inc. (“Bluestone Resources”), its subsidiary Bluestone Coal Sales Corporation (“Bluestone Sales”, and together with Bluestone Resources and their respective affiliates, the “Bluestone Entities”), and Greensill (UK) Limited, Ltd. (“Greensill”). The Bluestone Entities are owned and controlled by James C. Justice, II, Cathy L. Justice and James C. Justice, III. In the GLAS Federal Court Litigation, GLAS alleges that it serves as trustee for investors that acquired notes via a series of securities transactions that repackaged the Bluestone Entities’ obligations to repay Greensill and sold them to those investors. In the GLAS Federal Court Litigation, GLAS alleges that certain transfers to the Bank executed during 2018 by the Bluestone Entities or Greensill, which in the aggregate total approximately $226 million, each constitute either a fraudulent conveyance, or a voluntary conveyance, under Virginia law. In the GLAS Federal Court Litigation, GLAS seeks an award equal to the full amount of such fraudulent conveyances and/or voluntary conveyances plus interest and payment of attorneys’ fees and costs.
The Company and the Bank deny the allegations contained in the GLAS Federal Court Litigation and intend to defend vigorously all claims asserted in the GLAS Federal Court Litigation. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations contained in the GLAS Federal Court Litigation.
During the course of the Bank’s lending transactions with James C. Justice, II, Cathy L. Justice and James C. Justice, III, and various Justice Entities, each of James C. Justice, II, Cathy L. Justice and James C. Justice, III and certain Justice Entities agreed (the “Justice Indemnity Agreement”) to indemnify, defend and hold harmless the Bank from damages, claims, liabilities, losses, and expenses incurred in connection with certain claims that may be asserted against the Bank, including the claims that are asserted in the GLAS Federal Court Litigation. These indemnity obligations are supported by substantial pledged collateral. The Company and the Bank intend to pursue vigorously all remedies afforded to the Bank under the Justice Indemnity Agreement.
Because the GLAS Federal Court Litigation is in its early stages, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the GLAS Federal Court Litigation or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Insurance: Commission income is earned based on customer transactions. The commission income is recognized when the transaction is complete. The Company also receives a return on its investment in Bankers Insurance, LLC on an annual basis based on the equity insurance company and percentage of ownership.
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
The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the years ended December 31:

(Dollars in Thousands)	Point of Revenue Recognition	2023	2022	2021
In-Scope Revenue Streams
Service Charges on Deposit Accounts	At a point in time	$5,534	$5,537	$5,036
Other Fees and Other Income	At a point in time	1,885	3,284	3,233
Debit Card Interchange Fees	At a point in time	7,828	7,427	7,226
Insurance
Customer Commissions	At a point in time	131	104	91
Annual Commission on Investment	Over time	1,814	1,857	1,681
Special Production Payout	Over time	—	—	129
Other Real Estate Owned Income	At a point in time	75	50	90
Gains on Sales and Write-downs of Bank Premises, net	At a point in time	—	73	—
Gains (Losses) on Sale of Other Real Estate Owned	At a point in time	***	***	***
Total In-Scope Revenue Streams		17,267	18,332	17,486

Out of Scope Revenue Streams
(Losses) Gain on Sales of Securities, net		(1,521)	46	6,869
Bank Owned Life Insurance Income		1,381	1,357	1,380
Commercial Loan Swap Fee Income		139	774	2,416
Other		1,012	1,209	730
Total Noninterest Income		$18,278	$21,718	$28,881
***Reported net with Losses on Sales and Write-downs of Other Real Owned in Noninterest Expense

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 20 – PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Balance Sheets

	December 31,
(Dollars in Thousands)	2023	2022
ASSETS
Cash	$629	$2,199
Investment in Bank Subsidiary	347,429	321,732
Other Assets	3,337	4,699
Total Assets	$351,395	$328,630

LIABILITIES
Other Liabilities	$152	$3
Total Shareholders’ Equity	351,243	328,627
Total Liabilities and Shareholders’ Equity	$351,395	$328,630
Statements of Net Income

	December 31,
(Dollars in Thousands)	2023	2022	2021
Dividends from Subsidiaries	$14,029	$45,377	$6,000
Total Income	418	—	—
Total Expenses	(3,011)	(2,696)	(2,238)
Income Before Income Tax Benefit and Undistributed Net Income of Bank Subsidiary	11,436	42,681	3,762
Income Tax Benefit	(534)	(577)	(446)
Income Before Undistributed Net Income of Bank Subsidiary	11,970	43,258	4,208
Equity in Undistributed Net Income of Bank Subsidiary	11,414	6,860	27,382
Net Income	$23,384	$50,118	$31,590

Comprehensive Income (Loss)	$37,561	$(37,200)	$17,571
Statements of Cash Flows

	December 31,
(Dollars in Thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$23,384	$50,118	$31,590
Equity in Undistributed Net Income of Bank Subsidiary	(11,414)	(6,860)	(27,382)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Stock Compensation Expense	1,561	1,314	1,040
Decrease (Increase) in Other Assets	1,774	(3,778)	(571)
Decrease in Other Liabilities	(47)	(460)	—
Decrease in Intercompany Liability	—	—	(17)
Net Cash Provided by Operating Activities	15,258	40,334	4,660
INVESTING ACTIVITIES
Equity Investment in Non-Subsidiary, net of distributions	(412)	(350)
Net Cash Used in Investing Activities	(412)	(350)	—
FINANCING ACTIVITIES
Repurchase of Common Stock	(16,416)	(42,927)	(157)
Net Cash Used In Financing Activities	(16,416)	(42,927)	(157)
Net (Decrease) Increase in Cash	(1,570)	(2,943)	4,503
Cash at Beginning of Year	2,199	5,142	639
Cash at End of Year	$629	$2,199	$5,142

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
The Basel III Capital Rules require the Company and the Bank to maintain minimum Common Equity Tier 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a 2.5% “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Management believes as of December 31, 2023, the Company and the Bank met all capital adequacy requirements to which the Company is subject and satisfied the applicable capital conservation buffer requirements.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank, excluding the 2.5% capital conservation buffer:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Leverage Ratio
Carter Bankshares, Inc.	$435,364	9.48%	$183,636	4.00%	NA	NA
Carter Bank & Trust	431,550	9.41%	183,427	4.00%	$229,283	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$435,364	11.08%	$176,868	4.50%	NA	NA
Carter Bank & Trust	431,550	10.99%	176,716	4.50%	$255,256	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$435,364	11.08%	$235,824	6.00%	NA	NA
Carter Bank & Trust	431,550	10.99%	235,621	6.00%	$314,161	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$484,925	12.34%	$314,432	8.00%	NA	NA
Carter Bank & Trust	481,070	12.25%	314,161	8.00%	$392,702	10.00%

As of December 31, 2022
Leverage Ratio
Carter Bankshares, Inc.	$439,606	10.29%	$170,906	4.00%	NA	NA
Carter Bank & Trust	432,711	10.13%	170,857	4.00%	$213,571	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$439,606	12.61%	$156,936	4.50%	NA	NA
Carter Bank & Trust	432,711	12.42%	156,722	4.50%	$226,376	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$439,606	12.61%	$209,248	6.00%	NA	NA
Carter Bank & Trust	432,711	12.42%	208,962	6.00%	$278,617	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$483,450	13.86%	$278,997	8.00%	NA	NA
Carter Bank & Trust	476,496	13.68%	278,617	8.00%	$348,271	10.00%
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Carter Bankshares, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses – Individually Evaluated Other Pool Loans
The Company’s methodology for estimating the allowance for credit losses includes segmentation, quantitative analysis, qualitative analysis, and individually evaluated loans. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. Further, management elected to evaluate certain loans based on shared but unique risk attributes by segmenting into the Other pool. The loans included in the Other pool of the model were underwritten and approved based on standards that are inconsistent with the Company’s current underwriting standards. During 2023, $302 million of the $305 million, or 98.9%, of the Other pool loans were transferred to individually evaluated. The allowance for credit losses as of December 31, 2023 was $97.1 million. The reserves associated with these individually evaluated loans are $54.4 million and represent 56% of the overall allowance for credit losses.
The reserves for the individually evaluated loans within the Other pool are based upon discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes. The techniques were developed with subjective assumptions, including the timing and magnitude of collections, discount rate, as well as other factors. The discount rate is reflective of the inherent risk in the Other pool. A substantial change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively adjusts as needed.

We identified the allowance for credit losses – individually evaluated Other pool loans as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management in the development of the estimate.
The primary procedures performed to address this critical audit matter include:
Testing the effectiveness of internal controls over:

•The Company’s affirmation of the key assumptions used in the model, including the discount rate, timing and magnitude of collections, and other adjustments
•The completeness and accuracy of data used in the model

Substantively testing management’s estimate, which included:

•Assessing the reasonableness of management’s selection of discount rate, timing and magnitude of collections, and other adjustments
•Evaluating the mathematical accuracy of the discounted cash flow model used for the Other pool, including evaluating the completeness and accuracy of loan data used in the model

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.
March 8, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on this assessment, management concludes that, as of December 31, 2023, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).” Crowe LLP, our independent registered public accounting firm, has issued a report on the effectiveness of Company’s internal control over financial reporting as of December 31, 2023, which is included herein.
Changes in Internal Control Over Financial Reporting
No other changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled – “Delinquent Section 16(a) Reports” (if applicable), “Proposal 1 -- Election of Directors,” “Independence and Committee Memberships,” “Executive Officers of the Registrant,” and "Corporate Governance - Meetings and Committee of the Board of Directors" in our proxy statement relating to our May 22, 2024 annual meeting of shareholders.
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
ITEM 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Executive Compensation” and “Director Compensation” in our proxy statement relating to our May 22, 2024 annual meeting of shareholders.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Principal Beneficial Owners of Carter Bankshares, Inc. Common Stock” and “Beneficial Ownership of Carter Bankshares, Inc. Common Stock by Directors and Officers” in our proxy statement relating to our May 22, 2024 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides summary information as of December 31, 2023 related to the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Plan, the only equity compensation plan under which the Company’s securities are authorized for issuance.

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	30,630	(2)	$—	1,538,804
Equity compensation plans not approved by shareholders	—		—
Total	30,630		$—	1,538,804
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 22, 2024 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 22, 2024 annual meeting of shareholders.

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

Consolidated Balance Sheets	70

Consolidated Statements of Income	71

Consolidated Statements of Comprehensive Income (Loss)	72

Consolidated Statements of Changes in Shareholders’ Equity	73

Consolidated Statements of Cash Flows	74

Notes to Consolidated Financial Statements	76

Report of Crowe LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	122

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

10.1*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Wendy S. Bell (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.2*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Litz Van Dyke (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.3*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Phyllis Q. Karavatakis (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.4*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Jane Ann Davis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.5*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Bradford N. Langs (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.6*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Matthew M. Speare (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7*
Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, effective November 20, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 3, 2020)

10.7.1*
Form of Time-Based Restricted Stock Agreement (for employee) for use after November 20, 2020 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7.2*
Form of Time-Based Restricted Stock (for non-employee director) for use after November 20, 2020 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7.3*
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use after March 2, 2022, under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.4*
Form of Performance Unit Agreement (for employee) for use after March 2, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.5*
Form of Time-Based Restricted Stock Agreement (for employee: annual) for use on or after February 17, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.6*
Form of Time-Based Restricted Stock Agreement (for employee: AIP) for use on or after February 14, 2023 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.7.7*
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use on and after December 14, 2023 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)

10.7.8*
Form of Performance Unit Agreement (for employee: LTIP) for use on and after December 14, 2023 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.8*
Carter Bankshares, Inc. Amended and Restated Annual Incentive Plan as amended and restated effective January 1, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022)

10.9*
Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Arthur Loran Adams (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.10*
Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020 by and between Carter Bankshares, Inc., Carter Bank & Trust and Tony E. Kallsen (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.11*
Carter Bank & Trust Nonqualified Deferred Compensation Plan (executive component) - Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.11.1*
Adoption Agreement for Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022)

10.11.2*
162(m) Amendment to Virginia Bankers Association Model Plan (for executives) adopted November 13, 2020 (incorporated by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.12*
Carter Bank & Trust Nonqualified Deferred Compensation Plan (director component) - Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.12.1*
Adoption Agreement for Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022)

10.13*
Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) Virginia Bankers Association Model Nonqualified Supplemental Deferred Compensation Plan Document, adopted on May 19, 2022, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022)

10.13.1*
Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) Virginia Bankers Association Model Adoption Agreement, adopted on May 19, 2022, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.13.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022)

97	Clawback Policy (filed herewith)

21.1	Subsidiaries of Carter Bankshares, Inc. (filed herewith)

23.1	Consent of Crowe LLP (filed herewith)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

32.1	Certification by principal executive officer pursuant to 18 U.S.C. §1350 (filed herewith)

32.2	Certification by principal financial officer pursuant to 18 U.S.C. §1350 (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
* Denotes management contract.
ITEM 16. FORM 10-K SUMMARY
None.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 8, 2024

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Haskins	By:	/s/ Litz H. Van Dyke
Name:	James W. Haskins	Name:	Litz H. Van Dyke
Title:	Chairman of the Board	Title:	Director and Chief Executive Officer
Date:	March 8, 2024	Date:	March 8, 2024

By:	/s/ Phyllis Q. Karavatakis	By:	/s/ Michael R. Bird
Name:	Phyllis Q. Karavatakis	Name:	Michael R. Bird
Title:	Vice Chairman of the Board	Title:	Director
Date:	March 8, 2024	Date:	March 8, 2024

By:	/s/ Kevin S. Bloomfield	By:	/s/ Robert M. Bolton
Name:	Kevin S. Bloomfield	Name:	Robert M. Bolton
Title:	Director	Title:	Director
Date:	March 8, 2024	Date:	March 8, 2024

By:	/s/ Gregory W. Feldmann	By:	/s/ Jacob A. Lutz III
Name:	Gregory W. Feldmann	Name:	Jacob A. Lutz III
Title:	Director	Title:	Director
Date:	March 8, 2024	Date:	March 8, 2024

By:	/s/ E. Warren Matthews	By:	/s/ Catharine L. Midkiff
Name:	E. Warren Matthews	Name:	Catharine L. Midkiff
Title:	Director	Title:	Director
Date:	March 8, 2024	Date:	March 8, 2024

CARTER BANKSHARES, INC. AND SUBSIDIARIES

By:	/s/ Curtis E. Stephens	By:	/s/ Elizabeth Lester Walsh
Name:	Curtis E. Stephens	Name:	Elizabeth Lester Walsh
Title:	Director	Title:	Director
Date:	March 8, 2024	Date:	March 8, 2024