Form 10-Q
period 2024-03-31
Carter Bankshares, Inc.
filed 2024-05-03
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024 there were 23,015,086 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	March 31, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Cash and Due From Banks, including Interest-bearing Deposits of $73,218 at March 31, 2024 and $14,853 at December 31, 2023	$108,110	$54,529
Securities Available-for-Sale, at Fair Value (amortized cost of $858,256 and $870,546, respectively)	768,832	779,003
Portfolio Loans	3,509,071	3,505,910
Allowance for Credit Losses	(96,536)	(97,052)
Portfolio Loans, net	3,412,535	3,408,858

Bank Premises and Equipment, net	73,339	73,707
Other Real Estate Owned, net	2,528	2,463
Federal Home Loan Bank Stock, at Cost	17,910	21,626
Bank Owned Life Insurance	58,463	58,115
Other Assets	113,229	114,238
Total Assets	$4,554,946	$4,512,539

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$671,981	$685,218
Interest-Bearing Demand	515,614	481,506
Money Market	520,785	513,664
Savings	427,461	454,876
Certificates of Deposit	1,694,680	1,586,651
Total Deposits	3,830,521	3,721,915
Federal Home Loan Bank Borrowings	310,500	393,400
Reserve for Unfunded Commitments	3,150	3,193
Other Liabilities	51,709	42,788
Total Liabilities	4,195,880	4,161,296

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 23,020,542 at March 31, 2024 and 22,956,304 at December 31, 2023	23,021	22,957
Additional Paid-in Capital	90,947	90,642
Retained Earnings	314,894	309,083
Accumulated Other Comprehensive Loss	(69,796)	(71,439)
Total Shareholders’ Equity	359,066	351,243
Total Liabilities and Shareholders’ Equity	$4,554,946	$4,512,539
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Loans, including fees
Taxable	$44,817	$43,128
Non-Taxable	709	832
Investment Securities
Taxable	7,743	7,393
Non-Taxable	67	162
Federal Reserve Bank Excess Reserves	322	179
Interest on Bank Deposits	13	21
Dividend Income	378	240
Total Interest Income	54,049	51,955
Interest Expense
Interest Expense on Deposits	20,717	7,519
Interest Expense on Federal Funds Purchased	—	176
Interest on Other Borrowings	4,913	3,475
Total Interest Expense	25,630	11,170
NET INTEREST INCOME	28,419	40,785
Provision for Credit Losses	16	1,415
(Recovery) Provision for Unfunded Commitments	(43)	84
Net Interest Income After Provision for Credit Losses	28,446	39,286
NONINTEREST INCOME
Losses on Sales of Securities, net	—	(12)
Service Charges, Commissions and Fees	1,875	1,838
Debit Card Interchange Fees	2,086	2,105
Insurance Commissions	614	174
Bank Owned Life Insurance Income	348	339
Commercial Loan Swap Fee Income	—	116
Other	122	175
Total Noninterest Income	5,045	4,735
NONINTEREST EXPENSE
Salaries and Employee Benefits	14,200	13,652
Occupancy Expense, net	3,748	3,400
FDIC Insurance Expense	1,687	641
Other Taxes	903	804
Advertising Expense	357	339
Telephone Expense	417	427
Professional and Legal Fees	1,513	834
Data Processing	891	720
Debit Card Expense	756	479
Other	1,785	2,280
Total Noninterest Expense	26,257	23,576
Income Before Income Taxes	7,234	20,445
Income Tax Provision	1,423	4,504
Net Income	$5,811	$15,941

Earnings per Common Share
Basic Earnings per Common Share	$0.25	$0.67
Diluted Earnings per Common Share	$0.25	$0.67
Average Shares Outstanding – Basic & Diluted	22,770,311	23,770,481
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Net Income	$5,811	$15,941
Other Comprehensive Income:
Net Unrealized Gains on Securities Available-for-Sale:
Net Unrealized Gains Arising during the Period	2,119	15,633
Reclassification Adjustment for Losses included in Net Income	—	12
Tax Effect	(476)	(3,393)
Net Unrealized Gains Recognized in Other Comprehensive Income	1,643	12,252
Other Comprehensive Income	1,643	12,252
Comprehensive Income	$7,454	$28,193
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
Net Income	—	—	5,811	—	5,811
Other Comprehensive Income, Net of Tax	—	—	—	1,643	1,643
Forfeiture of Restricted Stock (5,658 shares)	(6)	(66)	—	—	(72)
Issuance of Restricted Stock (69,896 shares)	70	(70)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	441	—	—	441
Balance at March 31, 2024	$23,021	$90,947	$314,894	$(69,796)	$359,066

	Three Months Ended March 31, 2023
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2022	$23,957	$104,693	$285,593	$(85,616)	$328,627
Cumulative Effect of the Adoption of ASU 2023-02	—	—	106	—	106
Balance at January 1, 2023	23,957	104,693	285,699	(85,616)	328,733
Net Income	—	—	15,941	—	15,941
Other Comprehensive Income, Net of Tax	—	—	—	12,252	12,252
Repurchase of Common Stock (132,232 shares)	(132)	(2,128)	—	—	(2,260)
Forfeiture of Restricted Stock (1,687 shares)	(2)	(23)	—	—	(25)
Issuance or Restricted Stock (72,690 shares)	73	(73)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	345	—	—	345
Balance at March 31, 2023	$23,896	$102,814	$301,640	$(73,364)	$354,986
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Net Income	$5,811	$15,941
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including (Recovery) Provision for Unfunded Commitments	(27)	1,499
Origination of Loans Held-for-Sale	(2,195)	(1,795)
Proceeds From Loans Held-for-Sale	2,232	1,451
Depreciation/Amortization of Bank Premises and Equipment	1,672	1,511
Provision for Deferred Taxes	189	455
Net Amortization of Securities	1,044	1,271
Tax Credit Amortization	163	612
Gains on Sales of Loans Held-for-Sale	(37)	(20)
Losses on Sales of Securities, net	—	12
Commercial Loan Swap Derivative Income	(14)	194
Increase in the Value of Life Insurance Contracts	(348)	(339)
Recognition of Restricted Stock Compensation Expense	441	345
Decrease in Other Assets	2,125	2,386
Increase (Decrease) in Other Liabilities	6,578	(1,088)
Net Cash Provided By Operating Activities	17,634	22,435
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Maturities, Redemptions, and Pay-downs	11,246	12,717
Purchases	—	(24,938)
Purchase of Bank Premises and Equipment, Net	(1,305)	(1,925)
Redemption (Purchase) of Federal Home Loan Bank Stock, net	3,716	(10,853)
Loan Originations, net	(4,874)	(100,558)
Payments Received on Other Real Estate Owned	—	102
Proceeds from Sales and Payments of Other Real Estate Owned	1,458	—
Net Cash Provided By (Used In) Investing Activities	10,241	(125,455)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	577	(142,811)
Increase in Certificates of Deposits	108,029	45,885
(Repayments) Proceeds from Federal Home Loan Bank Borrowings, net	(82,900)	254,585
Repayments from Federal Funds Purchased, net	—	(17,870)
Repurchase of Common Stock	—	(2,260)
Net Cash Provided By Financing Activities	25,706	137,529
Net Increase in Cash and Cash Equivalents	53,581	34,509
Cash and Cash Equivalents at Beginning of Period	54,529	46,869
Cash and Cash Equivalents at End of Period	$108,110	$81,378

SUPPLEMENTARY DATA
Cash Interest Paid	$24,910	$9,096
Cash Paid for Income Taxes	25	25
Transfer from Loans to Other Real Estate Owned	1,181	—
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
Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”), on March 8, 2024. In management’s opinion, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative to the results of operations that may be expected for a full year or any future period.
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
Accounting Standards Adopted in 2024
The Company did not adopt any Accounting Standards Updates (“ASU”) during the three months ended March 31, 2024.
Accounting Standards Issued but Not Yet Adopted
On March 29, 2024 the FASB issued ASU 2024-02, Codification Improvements— Amendments to Remove References to the Concepts Statements, which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The ASU is effective January 1, 2025 and is not expected to have a significant impact on the Company’s financial statements.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. The ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. The ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state and foreign taxes. The ASU is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION – (continued)
Recently Issued Disclosure Rules
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will start to phase-in commencing with the Company's fiscal year beginning January 1, 2026.
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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands, except share and per share data)	2024	2023
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$5,811	$15,941
Less: Income allocated to participating shares	60	112
Net Income Allocated to Common Shareholders - Basic & Diluted	$5,751	$15,829

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,007,561	23,938,291
Less: Average Participating Securities	237,250	167,810
Weighted Average Common Shares Outstanding - Basic & Diluted	22,770,311	23,770,481

Earnings per Common Share – Basic	$0.25	$0.67
Earnings per Common Share – Diluted	$0.25	$0.67
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per common share calculation.
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	March 31, 2024
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	40,094	97	(819)	39,372
Residential Mortgage-Backed Securities	110,096	1	(10,313)	99,784
Commercial Mortgage-Backed Securities	29,582	293	(755)	29,120
Other Commercial Mortgage-Backed Securities	24,462	—	(2,565)	21,897
Asset Backed Securities	149,844	2	(10,572)	139,274
Collateralized Mortgage Obligations	170,179	1	(11,839)	158,341
States and Political Subdivisions	263,249	—	(42,200)	221,049
Corporate Notes	70,750	—	(10,755)	59,995
Total Debt Securities	$858,256	$394	$(89,818)	$768,832

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	December 31, 2023
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	44,185	398	(756)	43,827
Residential Mortgage-Backed Securities	110,726	—	(11,576)	99,150
Commercial Mortgage-Backed Securities	31,578	336	(751)	31,163
Other Commercial Mortgage-Backed Securities	24,522	—	(2,666)	21,856
Asset Backed Securities	150,832	—	(10,826)	140,006
Collateralized Mortgage Obligations	174,396	—	(12,863)	161,533
States and Political Subdivisions	263,557	—	(41,449)	222,108
Corporate Notes	70,750	—	(11,390)	59,360
Total Debt Securities	$870,546	$734	$(92,277)	$779,003
The Company did not have securities classified as held-to-maturity at March 31, 2024 or December 31, 2023.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Proceeds from Sales of Securities Available-for-Sale	$—	$—

Gross Realized Gains	$—	$—
Gross Realized Losses	—	(12)
Net Realized (Losses) Gains	—	(12)
Tax Impact	$—	$(3)
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

	March 31, 2024
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$73	$73
Due after One Year through Five Years	15,806	14,687
Due after Five Years through Ten Years	262,362	227,073
Due after Ten Years	95,852	78,583
Residential Mortgage-Backed Securities	110,096	99,784
Commercial Mortgage-Backed Securities	29,582	29,120
Other Commercial Mortgage-Backed Securities	24,462	21,897
Collateralized Mortgage Obligations	170,179	158,341
Asset Backed Securities	149,844	139,274
Total Debt Securities	$858,256	$768,832
At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than those securities issued by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $303.4 million at March 31, 2024 and $215.5 million at December 31, 2023.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
Available-for-sale securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	8	5,479	(47)	20	19,070	(772)	28	24,549	(819)
Residential Mortgage-Backed Securities	—	—	—	42	99,177	(10,313)	42	99,177	(10,313)
Commercial Mortgage-Backed Securities	4	1,060	(1)	49	17,430	(754)	53	18,490	(755)
Other Commercial Mortgage-Backed Securities	—	—	—	8	21,897	(2,565)	8	21,897	(2,565)
Asset Backed Securities	3	6,419	(36)	42	111,455	(10,536)	45	117,874	(10,572)
Collateralized Mortgage Obligations	—	—	—	84	155,407	(11,839)	84	155,407	(11,839)
States and Political Subdivisions	—	—	—	153	221,049	(42,200)	153	221,049	(42,200)
Corporate Notes	—	—	—	21	59,995	(10,755)	21	59,995	(10,755)
Total Debt Securities	15	$12,958	$(84)	419	$705,480	$(89,734)	434	$718,438	$(89,818)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	7	$6,567	$(67)	15	$15,848	$(689)	22	$22,415	$(756)
Residential Mortgage-Backed Securities	—	—	—	43	99,150	(11,576)	43	99,150	(11,576)
Commercial Mortgage-Backed Securities	3	1,073	(3)	50	18,692	(748)	53	19,765	(751)
Other Commercial Mortgage-Backed Securities	—	—	—	9	21,856	(2,666)	9	21,856	(2,666)
Asset Backed Securities	2	2,530	(84)	52	137,476	(10,742)	54	140,006	(10,826)
Collateralized Mortgage Obligations	—	—	—	85	161,533	(12,863)	85	161,533	(12,863)
States and Political Subdivisions	—	—	—	153	222,108	(41,449)	153	222,108	(41,449)
Corporate Notes	—	—	—	21	59,360	(11,390)	21	59,360	(11,390)
Total Debt Securities	12	$10,170	$(154)	428	$736,023	$(92,123)	440	$746,193	$(92,277)
The Company adopted Topic 326, Financial Instruments—Credit Losses (Topic 326) on January 1, 2021 and did not record an allowance for credit losses, (“ACL”), on its investment securities during the quarter ended March 31, 2024 or the year ended December 31, 2023 as the Company did not have any related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of March 31, 2024, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. It should be noted that we may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
As of March 31, 2024, the Company determined the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the three months ended March 31, 2024 and March 31, 2023, the Company had no credit related net investment impairment losses.
NOTE 4 – LOANS
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Commercial
Commercial Real Estate	$1,728,929	$1,670,631
Commercial and Industrial	257,176	271,511
Total Commercial Loans	1,986,105	1,942,142
Consumer
Residential Mortgages	788,125	787,929
Other Consumer	32,428	34,277
Total Consumer Loans	820,553	822,206
Construction	397,219	436,349
Other	305,194	305,213
Total Loans	$3,509,071	$3,505,910
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
There were no loans to borrowers experiencing financial difficulty restructured during the three months ended March 31, 2024 or March 31, 2023.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. During the three months ended March 31, 2024 and March 31, 2023, respectively, the Company had no modifications to borrowers experiencing financial difficulty to report.
At March 31, 2024 and December 31, 2023, the Bank had no commitments to lend any additional funds on restructured loans. At March 31, 2024 and March 31, 2023, the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of March 31, 2024 and December 31, 2023, the Bank had $0.9 million and $2.0 million, respectively, of residential real estate loans in the process of foreclosure. The Company also had $37 thousand at March 31, 2024 and $62 thousand at December 31, 2023 in residential real estate loans included in other real estate owned (“OREO”).

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
Other loans include unique risk attributes considered inconsistent with our current underwriting standards. The ACL reserve for the Other segment is based on a discounted cash flow methodology and reserves will fluctuate based on expected cash flow changes in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018.
Current Expected Credit Losses (“CECL”) Model
The CECL model is based on our best estimate of facts known with the most current information. Certain portions of the CECL model are inherently subjective and include, but are not limited to estimates with respect to: prepayment speeds, the timing of prepayments, potential losses given default, discount rates and the timing of future cash flows. Management utilizes widely published economic forecasts as the basis for the regression analysis used to estimate the probability of default in the baseline model. The peaks and troughs of these forecasts serve as guardrails for potential subjective adjustments. In addition to considering the outcomes based on the range of forecasts, management recognizes that the assumptions used in economic forecasts may not perfectly align with our market area, risk profile or unique attributes of our portfolio along with other important considerations. Severe changes in forecasts can also create significant variability and management must assess not only the absolute balance of reserves but also consider the appropriateness of the velocity of change. Therefore, management developed a framework to assess the tolerance and reasonableness of the CECL modeling process by challenging certain elements of the forecasts, when appropriate. These outcomes, known as “challenger models,” provide opportunities to examine and subjectively adjust the CECL model output and are designed to be counter cyclical, thereby reducing variability.
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
The Company has a loan review policy and annual scope report that details the level of loan review for loans in a given year. The annual loan review provides the Credit Risk Committee with an independent analysis of the following: 1) credit quality of the loan portfolio, 2) compliance with the loan policy, 3) adequacy of documentation in credit files and 4) validity of risk ratings. Since 2020 and continuing through 2024, the Company used a five step approach for loan review in the following categories:
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	March 31, 2024
	Risk Rating
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$43,253	$286,321	$428,550	$209,747	$135,349	$593,549	$31,449	$1,728,218
Special Mention	—	—	—	—	—	70	—	70
Substandard	—	—	—	—	—	641	—	641
Total Commercial Real Estate	$43,253	$286,321	$428,550	$209,747	$135,349	$594,260	$31,449	$1,728,929
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$816	$23,424	$17,006	$34,336	$23,269	$134,081	$21,298	$254,230
Special Mention	—	—	—	—	2,837	—	—	2,837
Substandard	—	—	—	20	—	15	74	109
Total Commercial and Industrial	$816	$23,424	$17,006	$34,356	$26,106	$134,096	$21,372	$257,176
YTD Gross Charge-offs	$—	$—	$—	$—	$18	$—	$—	$18

Residential Mortgages
Pass	$13,311	$68,258	$254,863	$191,942	$75,506	$136,246	$45,378	$785,504
Special Mention	—	—	—	—	—	101	—	101
Substandard	—	—	—	—	—	2,292	228	2,520
Total Residential Mortgages	$13,311	$68,258	$254,863	$191,942	$75,506	$138,639	$45,606	$788,125
YTD Gross Charge-offs	$—	$1	$—	$—	$—	$22	$—	$23

Other Consumer
Pass	$14,091	$8,390	$3,903	$1,880	$3,582	$183	$349	$32,378
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	6	—	44	—	—	—	50
Total Other Consumer	$14,091	$8,396	$3,903	$1,924	$3,582	$183	$349	$32,428
YTD Gross Charge-offs	$52	$8	$268	$130	$9	$13	$—	$480

Construction
Pass	$13,200	$141,549	$141,731	$68,923	$9,737	$11,249	$8,680	$395,069
Special Mention	—	—	—	—	—	57	—	57
Substandard	—	—	—	—	2,089	4	—	2,093
Total Construction	$13,200	$141,549	$141,731	$68,923	$11,826	$11,310	$8,680	$397,219
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$156	$—	$156

Other
Pass	$—	$—	$—	$—	$—	$3,281	$—	$3,281
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,194	$—	$305,194
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$84,671	$527,942	$846,053	$506,828	$247,443	$878,589	$107,154	$3,198,680
Special Mention	—	—	—	—	2,837	228	—	3,065
Substandard	—	6	—	64	2,089	304,865	302	307,326
Total Portfolio Loans	$84,671	$527,948	$846,053	$506,892	$252,369	$1,183,682	$107,456	$3,509,071
Current YTD Period:
YTD Gross Charge-offs	$52	$9	$268	$130	$27	$191	$—	$677

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2023
	Risk Rating
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$259,171	$434,639	$173,667	$142,494	$124,176	$503,965	$30,917	$1,669,029
Special Mention	—	—	206	—	—	72	—	278
Substandard	—	—		—	101	1,223	—	1,324
Total Commercial Real Estate	$259,171	$434,639	$173,873	$142,494	$124,277	$505,260	$30,917	$1,670,631
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$24,863	$18,061	$37,566	$24,566	$2,636	$137,395	$23,535	$268,622
Special Mention	—	—	—	2,837	—	—	—	2,837
Substandard	—	—	—	18	14	1	19	52
Total Commercial and Industrial	$24,863	$18,061	$37,566	$27,421	$2,650	$137,396	$23,554	$271,511
YTD Gross Charge-offs	$—	$—	$45	$—	$16	$2	$—	$63

Residential Mortgages
Pass	$79,247	$250,603	$194,014	$77,805	$43,633	$96,238	$42,550	$784,090
Special Mention	—	—	—	—	—	525	—	525
Substandard	—	—	1,142	—	860	1,070	242	3,314
Total Residential Mortgages	$79,247	$250,603	$195,156	$77,805	$44,493	$97,833	$42,792	$787,929
YTD Gross Charge-offs	$—	$—	$136	$—	$—	$67	$—	$203

Other Consumer
Pass	$22,809	$4,494	$2,396	$3,936	$26	$187	$354	$34,202
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	6	55	—	—	—	—	75
Total Other Consumer	$22,823	$4,500	$2,451	$3,936	$26	$187	$354	$34,277
YTD Gross Charge-offs	$232	$1,451	$744	$83	$126	$29	$—	$2,665

Construction
Pass	$118,120	$162,794	$122,087	$10,837	$5,155	$6,280	$8,048	$433,321
Special Mention	—	—	—	—	—	60	—	60
Substandard	—	64	—	2,090	—	814	—	2,968
Total Construction	$118,120	$162,858	$122,087	$12,927	$5,155	$7,154	$8,048	$436,349
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$42	$—	$42

Other
Pass	$—	$—	$—	$—	$—	$3,300	$—	$3,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,213	$—	$305,213
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$504,210	$870,591	$529,730	$259,638	$175,626	$747,365	$105,404	$3,192,564
Special Mention	—	—	206	2,837	—	657	—	3,700
Substandard	14	70	1,197	2,108	975	305,021	261	309,646
Total Portfolio Loans	$504,224	$870,661	$531,133	$264,583	$176,601	$1,053,043	$105,665	$3,505,910
Current YTD Period:
YTD Gross Charge-offs	$232	$1,451	$925	$83	$142	$140	$—	$2,973

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented:

	March 31, 2024
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$43,253	$286,321	$428,550	$209,747	$135,349	$593,619	$31,449	$1,728,288
Nonperforming	—	—	—	—	—	641	—	641
Total Commercial Real Estate	$43,253	$286,321	$428,550	$209,747	$135,349	$594,260	$31,449	$1,728,929
Commercial and Industrial
Performing	$816	$23,424	$17,006	$34,336	$26,106	$134,081	$21,298	$257,067
Nonperforming	—	—	—	20	—	15	74	109
Total Commercial and Industrial	$816	$23,424	$17,006	$34,356	$26,106	$134,096	$21,372	$257,176
Residential Mortgages
Performing	$13,311	$68,258	$254,863	$191,942	$75,506	$136,376	$45,378	$785,634
Nonperforming	—	—	—	—	—	2,263	228	2,491
Total Residential Mortgages	$13,311	$68,258	$254,863	$191,942	$75,506	$138,639	$45,606	$788,125
Other Consumer
Performing	$14,091	$8,390	$3,903	$1,880	$3,582	$183	$349	$32,378
Nonperforming	—	6	—	44	—	—	—	50
Total Other Consumer	$14,091	$8,396	$3,903	$1,924	$3,582	$183	$349	$32,428
Construction
Performing	$13,200	$141,549	$141,731	$68,923	$9,737	$11,306	$8,680	$395,126
Nonperforming	—	—	—	—	2,089	4	—	2,093
Total Construction	$13,200	$141,549	$141,731	$68,923	$11,826	$11,310	$8,680	$397,219
Other
Performing	$—	$—	$—	$—	$—	$3,281	$—	$3,281
Nonperforming	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,194	$—	$305,194
Total Portfolio Loans
Performing	$84,671	$527,942	$846,053	$506,828	$250,280	$878,846	$107,154	$3,201,774
Nonperforming	—	6	—	64	2,089	304,836	302	307,297
Total Portfolio Loans	$84,671	$527,948	$846,053	$506,892	$252,369	$1,183,682	$107,456	$3,509,071

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2023
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$259,171	$434,639	$173,873	$142,494	$124,176	$504,037	$30,917	$1,669,307
Nonperforming	—	—	—	—	101	1,223	—	1,324
Total Commercial Real Estate	$259,171	$434,639	$173,873	$142,494	$124,277	$505,260	$30,917	$1,670,631
Commercial and Industrial
Performing	$24,863	$18,061	$37,566	$27,403	$2,636	$137,395	$23,535	$271,459
Nonperforming	—	—	—	18	14	1	19	52
Total Commercial and Industrial	$24,863	$18,061	$37,566	$27,421	$2,650	$137,396	$23,554	$271,511
Residential Mortgages
Performing	$79,247	$250,603	$194,014	$77,805	$43,633	$96,794	$42,550	$784,646
Nonperforming	—	—	1,142	—	860	1,039	242	3,283
Total Residential Mortgages	$79,247	$250,603	$195,156	$77,805	$44,493	$97,833	$42,792	$787,929
Other Consumer
Performing	$22,809	$4,494	$2,412	$3,936	$26	$187	$354	$34,218
Nonperforming	14	6	39	—	—	—	—	59
Total Other Consumer	$22,823	$4,500	$2,451	$3,936	$26	$187	$354	$34,277
Construction
Performing	$118,120	$162,858	$122,087	$10,837	$5,155	$6,340	$8,048	$433,445
Nonperforming	—	—	—	2,090	—	814	—	2,904
Total Construction	$118,120	$162,858	$122,087	$12,927	$5,155	$7,154	$8,048	$436,349
Other
Performing	$—	$—	$—	$—	$—	$3,300	$—	$3,300
Nonperforming	—	—	—		—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,213	$—	$305,213
Total Portfolio Loans
Performing	$504,210	$870,655	$529,952	$262,475	$175,626	$748,053	$105,404	$3,196,375
Nonperforming	14	6	1,181	2,108	975	304,990	261	309,535
Total Portfolio Loans	$504,224	$870,661	$531,133	$264,583	$176,601	$1,053,043	$105,665	$3,505,910
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	March 31, 2024
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,723,718	$4,570	$—	$4,570	$641	$1,728,929
Commercial and Industrial	256,125	942	—	942	109	257,176
Residential Mortgages	784,017	1,617	—	1,617	2,491	788,125
Other Consumer	31,958	291	129	420	50	32,428
Construction	394,021	1,105	—	1,105	2,093	397,219
Other	3,281	—	—	—	301,913	305,194
Total	$3,193,120	$8,525	$129	$8,654	$307,297	$3,509,071

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2023
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,668,988	$125	$194	$319	$1,324	$1,670,631
Commercial and Industrial	271,420	5	34	39	52	271,511
Residential Mortgages	782,765	1,846	35	1,881	3,283	787,929
Other Consumer	33,813	247	158	405	59	34,277
Construction	430,057	3,388	—	3,388	2,904	436,349
Other	3,300	—	—	—	301,913	305,213
Total	$3,190,343	$5,611	$421	$6,032	$309,535	$3,505,910
The Company had no loans past due 90 days or more and still accruing at March 31, 2024 and December 31, 2023. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days and still accruing increased $2.6 million to $8.7 million at March 31, 2024 compared to December 31, 2023 primarily due to one CRE relationship totaling $3.2 million and one C&I relationship that went delinquent totaling $0.9 million during the first quarter of 2024, offset by two construction loans, one paid off and one that paid current totaling $2.6 million.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment for the periods presented:

	March 31, 2024
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$—	$641	$641	$—
Commercial and Industrial	—	109	109	—
Residential Mortgages	—	2,491	2,491	—
Other Consumer	—	50	50	—
Construction	2,090	3	2,093	—
Other	—	301,913	301,913	—
Total	$2,090	$305,207	$307,297	$—

	December 31, 2023
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$453	$871	$1,324	$—
Commercial and Industrial	—	52	52	—
Residential Mortgages	1,142	2,141	3,283	—
Other Consumer	—	59	59	—
Construction	2,898	6	2,904	—
Other	—	301,913	301,913	—
Total	$4,493	$305,042	$309,535	$—
Nonperforming loans remained significantly elevated during the three months ended March 31, 2024 and December 31, 2023 due to loans of $301.9 million representing the Bank’s largest lending relationship, that were placed on nonaccrual during the second quarter of 2023.
There were no nonaccrual or past due loans related to loans held-for-sale at March 31, 2024 or December 31, 2023.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, management believes delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, management automatically transfer loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as Restructured Loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or greater and/or based on management’s discretion; unless we elect to maintain the loan in the general pool. During the three months ended March 31, 2024 and March 31, 2023, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.
The following table presents the amortized cost basis of individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported as provision for credit loss on loans in the period of change.

	March 31, 2024			December 31, 2023
(Dollars in Thousands)	Fair Value - Real Estate	Discounted Cash Flow	Total	Fair Value - Real Estate	Discounted Cash Flow	Total
Commercial Real Estate	$—	$—	$—	$453	$—	$453
Commercial and Industrial	—	—	—	—	—	—
Residential Mortgages	—	—	—	1,142	—	1,142
Other Consumer	—	—	—	—	—	—
Construction	2,090	—	2,090	2,898	—	2,898
Other	—	301,913	301,913	—	301,913	301,913
Total	$2,090	$301,913	$304,003	$4,493	$301,913	$306,406
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
(Recovery) Provision for Credit Losses on Loans	(711)	(208)	180	253	503	(1)	16
Charge-offs	—	(18)	(23)	(480)	(156)	—	(677)
Recoveries	—	1	2	142	—	—	145
Net Charge-offs	—	(17)	(21)	(338)	(156)	—	(532)
Balance at End of Period	$19,162	$3,061	$11,038	$783	$8,139	$54,353	$96,536

	Three Months Ended March 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	603	(448)	1,530	430	564	(1,264)	1,415
Charge-offs	—	(1)	(3)	(657)	—	—	(661)
Recoveries	—	—	1	87	—	—	88
Net Charge-offs	—	(1)	(2)	(570)	—	—	(573)
Balance at End of Period	$18,595	$3,531	$10,419	$1,189	$7,506	$53,454	$94,694

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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At March 31, 2024 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	March 31, 2024
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	39,372	—	39,372	—
Residential Mortgage-Backed Securities	99,784	—	99,784	—
Commercial Mortgage-Backed Securities	29,120	—	29,120	—
Other Commercial Mortgage-Backed Securities	21,897	—	21,897	—
Asset Backed Securities	139,274	—	139,274	—
Collateralized Mortgage Obligations	158,341	—	158,341	—
States and Political Subdivisions	221,049	—	221,049	—
Corporate Notes	59,995	—	52,504	7,491
Total Securities Available-for-Sale	768,832	—	761,341	7,491
Derivatives	19,722	—	19,722	—
Total	$788,554	$—	$781,063	$7,491

Liabilities
Derivatives	$19,496	$—	$19,496	$—
Total	$19,496	$—	$19,496	$—

	December 31, 2023
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	43,827	—	43,827	—
Residential Mortgage-Backed Securities	99,150	—	99,150	—
Commercial Mortgage-Backed Securities	31,163	—	31,163	—
Other Commercial Mortgage-Backed Securities	21,856	—	21,856	—
Asset Backed Securities	140,006	—	140,006	—
Collateralized Mortgage Obligations	161,533	—	161,533	—
States and Political Subdivisions	222,108	—	222,108	—
Corporate Notes	59,360	—	52,041	7,319
Total Securities Available-for-Sale	779,003	—	771,684	7,319
Derivatives	17,440	—	17,440	—
Total	$796,443	$—	$789,124	$7,319

Liabilities
Derivatives	$17,228	$—	$17,228	$—
Total	$17,228	$—	$17,228	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.5 million that are considered to be Level 3 securities at March 31, 2024 and two totaling $7.3 million at December 31, 2023, attributable to the calculated change in fair value of $0.2 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	March 31, 2024
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$2,528	$2,528
Individually Evaluated Loans	$—	$—	$—	$—

	December 31, 2023
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$2,463	$2,463
Individually Evaluated Loans	$—	$—	$—	$—
The Company had no individually evaluated loans measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023. The Company’s largest lending relationship is classified at March 31, 2024 as an individually evaluated loan with a net carrying amount totaling $247.6 million. The Company utilized various cash flow and discounting assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $54.3 million at March 31, 2024. When evaluating the net carrying value of this credit relationship at March 31, 2024, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2.5 million as of March 31, 2024 and at December 31, 2023, primarily due to sales, write-downs on OREO and payments. The Company had no write-downs recorded on OREO for the three months ended March 31, 2024 or for the same period in 2023.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	March 31, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
OREO	$1,249	Appraisals	Estimated Selling Costs	6.0%	6.0%
OREO	1,137	Discounted Internal Valuations	Management's Subject Discount	0.0% - 24.0%	8.4%
OREO	142	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Total OREO	$2,528

	December 31, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
OREO	$130	Appraisals	Estimated Selling Costs	6.0%	6.0%
OREO	142	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	2,191	Discounted Internal Valuations	Management’s Subject Discount	0.0% - 24.0%	15.6%
Total OREO	$2,463
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
The carrying values and estimated fair values of our financial instruments at March 31, 2024 and December 31, 2023 are presented in the following tables. Fair values for March 31, 2024 and December 31, 2023 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at March 31, 2024
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$108,110	$34,892	$73,218	$—	$108,110
Securities Available-for-Sale	768,832	—	761,341	7,491	768,832
Portfolio Loans, net	3,412,535	—	—	3,181,199	3,181,199
Federal Home Loan Bank Stock, at Cost	17,910	—	—	NA	NA
Other Assets- Interest Rate Derivatives	19,722	—	19,722	—	19,722
Accrued Interest Receivable	18,282	—	5,123	13,159	18,282

Financial Liabilities:
Deposits	$3,830,521	$671,981	$1,463,860	$1,707,583	$3,843,424
Other Liabilities- Interest Rate Derivatives	19,496	—	19,496	—	19,496
FHLB Borrowings	310,500	—	—	311,705	311,705
Accrued Interest Payable	8,008	—	—	8,008	8,008

		Fair Value Measurements at December 31, 2023
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$54,529	$39,676	$14,853	$—	$54,529
Securities Available-for-Sale	779,003	—	771,684	7,319	779,003
Portfolio Loans, net	3,408,858	—	—	3,177,715	3,177,715
Federal Home Loan Bank Stock, at Cost	21,626	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,440	—	17,440	—	17,440
Accrued Interest Receivable	18,877	—	5,368	13,509	18,877

Financial Liabilities:
Deposits	$3,721,915	$685,218	$1,450,046	$1,599,043	$3,734,307
Other Liabilities- Interest Rate Derivatives	17,228	—	17,228	—	17,228
FHLB Borrowings	393,400	—	—	392,696	392,696
Accrued Interest Payable	7,288	—	—	7,288	7,288

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Value of Derivative Assets (Included in Other Assets)
	March 31, 2024			December 31, 2023
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	3	$402	$—	3	$310	$3
Interest Rate Swap Contracts – Commercial Loans	56	378,834	19,722	58	387,144	17,437
Total Derivatives not Designated as Hedging Instruments	59	$379,236	$19,722	61	$387,454	$17,440

	Fair Value of Derivative Liabilities (Included in Other Liabilities)
	March 31, 2024			December 31, 2023
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	3	$402	$—	3	$310	$3
Interest Rate Swap Contracts – Commercial Loans	56	378,834	19,496	58	387,144	17,225
Total Derivatives not Designated as Hedging Instruments	59	$379,236	$19,496	61	$387,454	$17,228

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income (loss) recognized on derivatives for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$(3)	$—
Forward Sale Contracts – Mortgage Loans	3	—
Interest Rate Swap Contracts – Commercial Loans	14	(194)
Total Derivative Income (Loss)	$14	$(194)
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(Dollars in Thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$19,722	$17,437	$19,496	$17,225
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	19,722	17,437	19,496	17,225
Gross Amounts Not Offset	—	—	—	—
Net Amount	$19,722	$17,437	$19,496	$17,225
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Noninterest-Bearing Demand	$671,981	$685,218
Interest-Bearing Demand	515,614	481,506
Money Market	520,785	513,664
Savings	427,461	454,876
Certificates of Deposits	1,694,680	1,586,651
Total	$3,830,521	$3,721,915
All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at March 31, 2024 and December 31, 2023 were $244.5 million and $235.0 million, respectively.
At March 31, 2024 and December 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $115.6 million and $70.0 million, respectively.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	March 31, 2024
3 Months or Less	$279,137
Over 3 Months through 12 Months	1,126,768
Over 1 Year Through 3 Years	194,633
Over 3 Years	94,142
Total	$1,694,680
Overdrafts reclassified to loans were $0.2 million at March 31, 2024 and $0.3 million at December 31, 2023.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $310.5 million Federal Home Loan Bank (“FHLB”) borrowings at March 31, 2024 and $393.4 million at December 31, 2023. FHLB borrowings are fixed and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were 19.5% and 5.6% of total borrowings at March 31, 2024 and December 31, 2023, respectively. Total loans pledged as collateral were $1.5 billion at March 31, 2024 and at December 31, 2023, respectively. There were no securities available-for-sale pledged as collateral at both March 31, 2024 and December 31, 2023.
At March 31, 2024, funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximately $1.1 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $593.8 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $50.0 million at both March 31, 2024 and December 31, 2023, respectively, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional CD and brokered deposit markets. The Company did not have outstanding borrowings on these fed funds lines as of March 31, 2024. The Company had the capacity to borrow up to an additional $480.3 million from the FHLB at December 31, 2023.
The Company had no overnight federal funds purchased in March 31, 2024 and nothing in December 31, 2023.
The following table represents the balance of FHLB borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
FHLB Borrowings	$310,500	$393,400
Weighted Average Interest Rate	5.16%	5.20%
FHLB Availability	$593,774	$480,266
The following table represents the balance of federal funds purchased and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Federal Fund Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$95,000	$50,000
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to March 31, 2024 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$255,500	5.41%
2 years	30,000	4.05%
3 years	25,000	3.92%
4 years	—	—%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$310,500	5.16%
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $742.7 million at March 31, 2024 and $702.3 million at December 31, 2023, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $451.6 million, or 60.8% and $452.2

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
million, or 64.4%, of the commitments to extend credit at March 31, 2024 and December 31, 2023, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $18.3 million at March 31, 2024 and $19.6 million at December 31, 2023.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Commitments to Extend Credit	$742,714	$702,301
Standby and Performance Letters of Credit	18,349	19,643
Total	$761,063	$721,944
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of and for the dates presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at Beginning of Period	$3,193	$2,292
(Recovery) Provision for Unfunded Commitments	(43)	84
Balance at End of Period	$3,150	$2,376
Amounts are added or subtracted to the provision for unfunded commitments through a charge or credit to current earnings in the provision for unfunded commitments. A recovery of $43.0 thousand was recorded for the three months ended March 31, 2024 for the provision for unfunded commitments, which resulted in a decrease of $0.1 million compared to the provision of $0.1 million for the three months ended March 31, 2023.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
Other than as set forth below, as of March 31, 2024, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
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
Under Virginia law, a party seeking to suspend the execution of a confessed judgment during an appeal is required to provide security by filing a suspending bond or irrevocable letter of credit conditioned upon the performance or satisfaction of the judgment and payment of all damages incurred in consequence of such suspension. On March 14, 2024, the Collection Defendants filed a motion with the Court of Appeals of the Commonwealth of Virginia (the “Virginia Court of Appeals”), seeking to modify the security requirement applicable to the Collection Defendants’ appeals of the Martinsville Circuit Court’s orders described in the paragraph above, and to expedite such appeals. On March 29, 2024, the Virginia Court of Appeals denied the Collection Defendants’ request to expedite such appeals, denied the Collection Defendants’ request to eliminate any security requirements applicable to such appeals, and directed the Martinsville Circuit Court to first address the Collection Defendants’ request to modify the security requirements.
Pursuant to the confessions of judgment that were upheld by the Martinsville Circuit Court, the Bank has initiated collection processes against the Collection Defendants (see “—Justice Foreclosure Litigation”).
The Company and the Bank intend to pursue vigorously the Collection Actions and enforce the confessions of judgment and related agreements, including but not limited to release and reaffirmation agreements and indemnification agreements. The Company and the Bank vigorously deny the allegations contained in the Collection Defendants’ motions to set aside the confessions of judgment and related appeals. Based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations that it understands may be asserted on appeal. Further, the Company and the Bank also vigorously oppose any attempts by the Collection Defendants to reduce or eliminate the security requirements applicable to appeals of the confessions of judgment. However, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the Collection Actions or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
Justice Federal Court Litigation
On November 10, 2023, the Company, the Bank, and the individual directors of the Company and the Bank were named as defendants in a lawsuit (the “Justice Federal Court Litigation”) filed in the United States District Court for the Southern District of West Virginia by the Collection Defendants. The allegations contained in the Justice Federal Court Litigation relate to the matured promissory notes made or guaranteed by the Collection Defendants that have been reduced to judgment in the Martinsville Circuit Court and are the subject of the Collection Actions. In the Justice Federal Court Litigation, as plaintiffs the Collection Defendants allege that the Company, the Bank and to a vicarious and limited extent, the individual directors (i) breached an implied covenant of good faith and fair dealing, (ii) breached fiduciary duties, (iii) tortiously interfered with business relations and (iv) violated anti-tying restrictions of the Bank Holding Company Act of 1956, as amended, and allege that the individual directors aided and abetted the same. As plaintiffs in the Justice Federal Court Litigation, the Collection Defendants seek monetary damages of not less than $1.0 billion, additional punitive damages and interest on damages as allowed by law, payment of costs, expenses and attorneys’ fees, and a declaratory judgment from the court that certain

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
confessions of judgment, and certain guarantees, be declared void and unenforceable. On December 6, 2023, the Company and the Bank filed a motion to transfer venue to the United States District Court for the Western District of Virginia. That motion was granted on April 24, 2024.
The Company and the Bank deny the allegations contained in the Justice Federal Court Litigation and intend to defend vigorously the matter and the validity and enforceability of the confessions of judgment and each of the Bank’s loan documents, including the guarantees. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Company, the Bank and the individual defendants have meritorious defenses to all allegations contained in the Justice Federal Court Litigation.
Because the Justice Federal Court Litigation is in its early stages, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the Justice Federal Court Litigation or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
Justice Foreclosure Litigation
On February 7, 2024, the Bank was named as a defendant in a lawsuit (the “Justice Foreclosure Litigation”) filed in the Circuit Court of Greenbrier County, West Virginia (the “Greenbrier Circuit Court”) by The Greenbrier Sporting Club Development Company, Inc. and The Greenbrier Sporting Club, Inc. (collectively, “Sporting Club”). The Justice Foreclosure Litigation relates to a deed of trust (the “Trust Deed”) granted by Sporting Club in favor of the Bank. The trustee under this deed of trust was also named as a defendant. In the Justice Foreclosure Litigation, Sporting Club requests the Greenbrier Circuit Court to issue declaratory judgments that the Trust Deed is invalid and unenforceable, the Notice of Sale (defined below) is invalid and of no effect, and that the trustee and the Bank may not sell the property described in the Notice of Sale. Sporting Club also requests the Greenbrier Circuit Court to issue a declaratory judgment that the debts secured by the Trust Deed are not payable and therefore no trustee sale is permitted, or alternatively that Sporting Club is entitled to final adjudication of the Justice Federal Court Litigation before any sale of property by the trustee under the Trust Deed may proceed.
On or about February 6, 2024, a notice of sale (the “Notice of Sale”) was published in multiple newspapers regarding the proposed sale by the Trustee of certain real estate encumbered by the Trust Deed. The debts secured by the Trust Deed matured on April 15, 2023 and the Bank filed confessions of judgment with respect to such debts in the Martinsville Circuit Court. See the description of the Justice Collection Litigation above. On February 16, 2024, the Bank voluntarily cancelled the proposed sale by the Trustee of the real estate encumbered by the Trust Deed.
The Bank disputes all allegations contained in the Justice Foreclosure Litigation and intends to defend vigorously the matter and the validity and enforceability of the Trust Deed, the validity and collectability of the debts owed to the Bank by the Sporting Club. The Bank intends to oppose vigorously the injunctive relief requested by Sporting Club in the Justice Foreclosure Litigation. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Bank has meritorious defenses to all allegations contained in the Justice Foreclosure Litigation.
Because the Justice Foreclosure Litigation is in its early stages, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the Justice Foreclosure Litigation or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
GLAS Federal Court Litigation
On February 12, 2024, the Bank was named as a defendant in a lawsuit (the “GLAS Federal Court Litigation”) filed in the United States District Court for the Western District of Virginia by GLAS Trust Company LLC (“GLAS”). The allegations contained in the GLAS Federal Court Litigation relate to a series of financing transactions that occurred in 2018 between Bluestone Resources, Inc. (“Bluestone Resources”), its subsidiary Bluestone Coal Sales Corporation (“Bluestone Sales”, and together with Bluestone Resources and their respective affiliates, the “Bluestone Entities”), and Greensill (UK) Limited, Ltd. (“Greensill”). The Bluestone Entities are owned and controlled by James C. Justice, II and James C. Justice, III. In the GLAS Federal Court Litigation, GLAS alleges that it serves as trustee for investors that acquired notes via a series of securities transactions that repackaged the Bluestone Entities’ obligations to repay Greensill and sold them to those investors. In the GLAS Federal Court Litigation, GLAS alleges that certain transfers to the Bank executed during 2018 by the Bluestone Entities or Greensill, which in the aggregate total approximately $226 million, each constitute either a fraudulent conveyance, or a

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
voluntary conveyance, under Virginia law. In the GLAS Federal Court Litigation, GLAS seeks an award equal to the full amount of such fraudulent conveyances and/or voluntary conveyances plus interest and payment of attorneys’ fees and costs. On March 29, 2024, the Bank filed a motion to dismiss the original complaint filed by GLAS due to lack of subject matter jurisdiction and failure to assert facts sufficient to support the claims alleged by GLAS. Subsequently, GLAS filed an amended complaint on April 19, 2024, which contains substantively similar allegations regarding fraudulent and/or voluntary conveyances, and seeks the same relief, in each case as the original complaint.
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
During the course of the Bank’s lending transactions with James C. Justice, II, Cathy L. Justice and James C. Justice, III, and various Justice Entities, each of James C. Justice, II, Cathy L. Justice and James C. Justice, III and all Justice Entities agreed (the “Justice Indemnity Agreement”) to indemnify, defend and hold harmless the Bank from damages, claims, liabilities, losses, and expenses incurred in connection with certain claims that may be asserted against the Bank, including the claims that are asserted in the GLAS Federal Court Litigation. These indemnity obligations are supported by substantial pledged collateral. The Company and the Bank intend to pursue vigorously all remedies afforded to the Bank under the Justice Indemnity Agreement.
Because the GLAS Federal Court Litigation is in its early stages, the Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the GLAS Federal Court Litigation or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME
The following table presents the change in components of other comprehensive income for the periods presented, net of tax effects:

(Dollars in Thousands)	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Net Unrealized Gains Arising during the period	$2,119	$(476)	$1,643	$15,633	$(3,390)	$12,243
Reclassification Adjustment for Losses included in Net Income	—	—	—	12	(3)	9
Other Comprehensive Income	$2,119	$(476)	$1,643	$15,645	$(3,393)	$12,252
NOTE 12 – STOCK REPURCHASE PLAN
The Company was active in share repurchase activity and repurchased 1,000,000 shares of its common stock at a total cost of $14.2 million, or an average price of $14.16 per share during the year ended December 31, 2023. On March 29, 2023, the Company's Board of Directors authorized a new share repurchase program (the “2023 Program”) which took effect starting May 1, 2023, after the expiration of the previous repurchase program (the “2022 Program”), which was originally authorized through August 1, 2023 but was fully exhausted as of March 10, 2023. The Board of Directors authorized the repurchase of 1,000,000 shares of common stock under the 2023 Program and on August 31, 2023 reached the maximum number of shares that could be purchased under the 2023 Program. The Company’s Board of Directors have not authorized a new repurchase program as of March 31, 2024.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – PROVISION FOR INCOME TAXES
The following is a reconciliation of the differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes:

	Three Months Ended March 31,
	2024		2023
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$1,519	21.0	$4,294	21.0
State Income Tax, net of Federal Benefit	210	2.9	365	1.8
Tax-exempt Interest, net of Disallowance	(137)	(1.9)	(195)	(1.0)
Federal Tax Credits, net of Basis Reduction	(155)	(2.1)	(550)	(2.8)
Tax Credit Investment Amortization, net of Federal Benefit	129	1.8	483	2.4
Change in Valuation Allowance	21	0.3	—	—
Income from Bank Owned Life Insurance	(73)	(1.0)	(71)	(0.3)
Interim Period Effective Tax Rate Adjustment	(133)	(1.8)	202	1.0
Other	42	0.5	(24)	(0.1)
Income Tax Provision and Effective Income Tax Rate	$1,423	19.7	$4,504	22.0
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the HTC program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of March 31, 2024, the Company recognized $1.6 million in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
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
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of March 31, 2024, the Company has not recognized any non-income-tax-related activity from its HTC investments.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Carter Bankshares, Inc., our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three month periods ended March 31, 2024 and March 31, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
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
Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and any of our subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.
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
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2024 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.6 billion at March 31, 2024. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation, (“FDIC”) insured, Virginia state-chartered bank, which operates 65 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
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
The Company is focused on executing this strategy to successfully build our new brand and grow our business in our current markets as well as any new markets we may enter. As part of executing this strategy, the Company continues to dedicate, and expects to continue to dedicate, significant resources to resolving the Company’s nonaccrual loans, the significant majority of which are related to a single large lending relationship that the Company placed on nonaccrual status in the second quarter of 2023 due to loan maturities and failure to pay in full, in a manner that best protects the Company, the Bank and shareholders. The Company is dedicating, and expects to continue to dedicate, significant resources to resolving pending litigation related to this single large lending relationship in a manner that best protects the Company, the Bank and shareholders.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended March 31, 2024
•Net interest income decreased $12.4 million, or 30.3% compared to the three months ended March 31, 2023, primarily due to a 155 basis point increase in funding costs and a 12 basis point decrease in yield on earning assets. Net interest income for the first quarter of 2024 was negatively impacted by $9.3 million compared to the prior year quarter as a result of the Bank placing its largest lending relationship on nonaccrual status during the second quarter of 2023;
•The provision for credit losses decreased $1.4 million for the three months ended March 31, 2024, compared to the same period in 2023;
•Total noninterest income increased $0.3 million to $5.0 million for the three months ended March 31, 2024, compared to the same period in 2023;
•Total noninterest expense increased $2.7 million to $26.3 million for the three months ended March 31, 2024 compared to the same period in 2023; and
•Provision for income taxes decreased $3.1 million to $1.4 million for the three months ended March 31, 2024 compared to $4.5 million for the same period in 2023, which was primarily due to the decrease in pre-tax income due to the Company’s largest lending relationship moving into nonaccrual status during the second quarter of 2023.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Balance Sheet Highlights (period-end balances, March 31, 2024 compared to December 31, 2023)
•The securities portfolio decreased $10.2 million and is currently 16.9% of total assets compared to 17.3% of total assets;
•Total portfolio loans increased $3.2 million, or 0.4%, on an annualized basis, primarily due to loan growth in the commercial real estate (“CRE”) and residential mortgage segments during the three months ended March 31, 2024 and was muted by $80.0 million in loan payoffs of two large commercial real estate loans;
•The portfolio loans to deposit ratio was 91.6%, compared to 94.2%;
•Nonperforming loans as a percentage of total portfolio loans were 8.76% compared to 8.83%. The significant increase is due to loans contained in the Other segment with an aggregate principal balance of $301.9 million that were placed into nonaccrual status due to loan maturities and failure to pay in full during the second quarter of 2023. These loans comprise 98.2% of nonperforming loans at March 31, 2024;
•Total deposits increased $108.6 million, or 11.6% on an annualized basis, compared to December 31, 2023; and
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 2.75% compared to 2.77%. The ACL on portfolio loans totaled $96.5 million at March 31, 2024, compared to $97.1 million at December 31, 2023.
The Company reported net income of $5.8 million or $0.25 diluted earnings per common share (“EPS”) for the three months ended March 31, 2024 compared to net income of $15.9 million, or $0.67 diluted EPS for the same period in 2023.
The Company’s financial results for the three months ended March 31, 2024, compared to the same period in 2023 were significantly impacted by placing commercial loans with an aggregate principal value of $301.9 million in the Other segment of the Bank’s loan portfolio on nonaccrual status due to loan maturities and failure to pay in full. This nonaccrual classification had a $9.3 million negative impact on interest income recognized by the Company for the three months ended March 31, 2024.

	Three Months Ended March 31,
PERFORMANCE RATIOS	2024	2023
Return on Average Assets	0.52%	1.51%
Return on Average Shareholders’ Equity	6.59%	18.88%
Portfolio Loans to Deposit Ratio	91.61%	91.85%
Allowance for Credit Losses to Total Portfolio Loans	2.75%	2.91%
Nonperforming Loans to Total Portfolio Loans	8.76%	0.26%
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

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Interest Income (FTE)(Non-GAAP)
Interest and Dividend Income (GAAP)	$54,049	$51,955
Tax Equivalent Adjustment	206	264
Interest and Dividend Income (FTE) (Non-GAAP)	54,255	52,219
Average Earning Assets	$4,429,020	$4,186,164
Yield on Interest-earning Assets (GAAP)	4.91%	5.03%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	4.93%	5.06%

Net Interest Income (GAAP)	$28,419	$40,785
Tax Equivalent Adjustment	206	264
Net Interest Income (FTE) (Non-GAAP)	28,625	41,049
Average Earning Assets	$4,429,020	$4,186,164
Net Interest Margin (GAAP)	2.58%	3.95%
Net Interest Margin (FTE) (Non-GAAP)	2.60%	3.98%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$24,129	$335	5.58%	$16,135	$200	5.03%
Tax-Free Investment Securities(2)	11,818	85	2.89%	29,094	205	2.86%
Taxable Investment Securities	853,540	7,743	3.65%	920,633	7,393	3.26%
Total Securities	865,358	7,828	3.64%	949,727	7,598	3.24%
Tax-Free Loans(1)(2)	111,471	897	3.24%	132,742	1,053	3.22%
Taxable Loans(3)	3,407,659	44,817	5.29%	3,073,351	43,128	5.69%
Total Loans	3,519,130	45,714	5.22%	3,206,093	44,181	5.59%
Federal Home Loan Bank Stock	20,403	378	7.45%	14,209	240	6.85%
Total Interest-Earning Assets	4,429,020	$54,255	4.93%	4,186,164	$52,219	5.06%
Noninterest Earning Assets	91,171			91,539
Total Assets	$4,520,191			$4,277,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$496,052	$1,112	0.90%	$490,615	$497	0.41%
Money Market	524,896	3,996	3.06%	476,798	1,254	1.07%
Savings	439,775	137	0.13%	642,115	165	0.10%
Certificates of Deposit	1,635,819	15,472	3.80%	1,281,598	5,603	1.77%
Total Interest-Bearing Deposits	3,096,542	20,717	2.69%	2,891,126	7,519	1.05%
Federal Home Loan Bank Borrowings	366,782	4,819	5.28%	285,563	3,395	4.82%
Federal Funds Purchased	—	—	—%	14,349	176	4.97%
Other Borrowings	7,703	94	4.91%	6,448	80	5.03%
Total Borrowings	374,485	4,913	5.28%	306,360	3,651	4.83%
Total Interest-Bearing Liabilities	3,471,027	25,630	2.97%	3,197,486	11,170	1.42%
Noninterest-Bearing Liabilities	694,293			737,857
Shareholders' Equity	354,871			342,360
Total Liabilities and Shareholders' Equity	$4,520,191			$4,277,703
Net Interest Income(2)		$28,625			$41,049
Net Interest Margin(2)			2.60%			3.98%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.
Net interest income decreased to $28.4 million for the three months ended March 31, 2024 from $40.8 million for the same period in 2023. Net interest income, on an FTE basis (non-GAAP), decreased $12.4 million, or 30.3%, to $28.6 million for the three months ended March 31, 2024 compared to $41.0 million for the same period in 2023. The most significant decrease relates to the $9.3 million negative impact on interest income due to the $301.9 million of loans comprising the Bank’s largest lending relationship, that were placed on nonaccrual status, during the second quarter of 2023. The Company’s net interest income and net interest margin will continue to be negatively impacted in future periods by the Bank’s largest lending relationship being placed on nonaccrual status until it is ultimately resolved.
Interest income increased to $54.0 million for the three months ended March 31, 2024 from $52.0 million compared to the same period in 2023. Interest income, on an FTE basis (non-GAAP), increased $2.1 million, or 3.9%, to $54.3 million for the three months ended March 31, 2024 compared to $52.2 million for the same period in 2023, resulting from an increase in average interest-earning assets of $242.9 million, while the yield on average interest-earning assets decreased 13 basis points due to the negative impact on interest income related to the Bank’s largest lending relationship previously mentioned. Average interest-earning assets increased primarily due to an increase of $313.0 million in average loans, an increase of $8.0 million in interest-bearing deposits with banks and an increase of $6.2 million in FHLB stock, offset by a decrease of $84.4 million in average investment securities.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The change in average investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal curtailments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of March 31, 2024, the securities portfolio was comprised of 46.9% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months. We believe having a significant percentage of variable rate securities is an important strategy during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate strategy has limited the impact of rising rates on the Company’s unrealized losses on debt securities. With interest rates likely peaking, the bank may alter this interest rate mix strategy going forward.
Interest expense of $25.6 million for the three months ended March 31, 2024 increased $14.5 million, or 129.5% compared to the same period in 2023, primarily due to the higher interest rate environment and an increase in average-bearing deposits of $205.4 million. The increase in average-bearing deposits reflected solid growth in average certificates of deposit of $354.2 million, an increase of $48.1 million in average money market accounts and an increase of $5.4 million in interest-bearing demand accounts, offset by a decrease of $202.3 million in savings accounts as customer preferences shifted towards certificates of deposits as interest rates increased. Additionally, FHLB borrowings increased $81.2 million and the cost of borrowings increased 46 basis points for the three months ended March 31, 2024 compared to the same period in 2023, largely due to increased balances and the higher interest rate environment.
The net interest margin decreased 137 basis points to 2.58% for the three months ended March 31, 2024 compared to 3.95% for the same period in 2023. Net interest margin, on an FTE basis, decreased 138 basis points to 2.60% for the three months ended March 31, 2024 compared to 3.98% for the same period in 2023. The decline in net interest income and net interest margin was significantly driven by the aforementioned nonperforming loan (“NPL”) relationship, which negatively impacted interest income by $9.3 million for the first three months of 2024. Funding costs increased 155 basis points and the yield on earning assets declined 12 basis points for the three months ended March 31, 2024 compared to the same period in 2023.
Since the three months ended March 31, 2023, there has been more pressure on our cost of funds due to the shift from non-maturing deposits to higher yielding certificates of deposits, money markets and higher-cost borrowings, which has negatively impacted our net interest margin. During the three months ended March 31, 2024, this trend began to stabilize and we believe it will continue to stabilize in the coming quarters. Our balance sheet is currently exhibiting characteristics of a slightly liability sensitive balance sheet due to the short-term nature of our deposit portfolio. Specifically, 83.0% of our time deposit portfolio will mature and reprice over the next twelve months which gives us flexibility to manage the structure and pricing of our deposit portfolio to reduce funding costs, should the Federal Open Market Committee (“FOMC”) begin cutting short-term rates during 2024.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2024 Compared to March 31, 2023
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$109	$26	$135
Tax-free Investment Securities(2)	(124)	4	(120)
Taxable Investment Securities	(564)	914	350
Total Securities	(688)	918	230
Tax-free Loans(1)(2)	(171)	15	(156)
Taxable Loans(1)	4,505	(2,816)	1,689
Total Loans	4,334	(2,801)	1,533
Federal Home Loan Bank Stock	113	25	138
Total Interest-Earning Assets	$3,868	$(1,832)	$2,036

Interest Paid on:
Interest-Bearing Demand	$6	$609	$615
Money Market	139	2,603	2,742
Savings	(59)	31	(28)
Certificates of Deposit	1,894	7,975	9,869
Total Interest-Bearing Deposits	1,980	11,218	13,198
Federal Home Loan Bank Borrowings	1,040	384	1,424
Federal Funds Purchased	(176)	—	(176)
Other Borrowings	15	(1)	14
Total Borrowings	879	383	1,262
Total Interest-Bearing Liabilities	2,859	11,601	14,460
Change in Net Interest Margin	$1,009	$(13,433)	$(12,424)
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the (recovery) provision for credit losses and net charge-offs:

(Dollars in Thousands)	Three Months Ended March 31,		$ Change	% Change
	2024	2023
Provision for Credit Losses	$16	$1,415	$(1,399)	(98.9)%
(Recovery) Provision for Unfunded Commitments	(43)	84	(127)	(151.2)%
Total (Recovery) Provision for Credit Losses on Loans	(27)	1,499	(1,526)	(101.8)%
Provision for Securities	—	—	—	—%
Total (Recovery) Provision for Credit Losses	$(27)	$1,499	$(1,526)	(101.8)%
Net Loan Charge-offs	$532	$573	$(41)	(7.2)%
Net Loan Charge-offs (annualized) / Average Portfolio Loans	0.06%	0.07%
The (recovery) provision for credit losses decreased $1.5 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease for the three months ended March 31, 2024 in the (recovery) provision for credit losses was primarily driven by lower loan growth partially, by a lower average life of the portfolio and the decline in the (recovery) provision for unfunded commitments was the result of decreased commitments in construction loans during the first quarter of 2024.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Net charge-offs were $0.5 million for the three months ended March 31, 2024 compared to $0.6 million for the same period in 2023. During the three months ended March 31, 2024, net charge-offs were concentrated in the other consumer loan segment. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.06% for the three months ended 2024 and 0.07% for the same period in 2023. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs and refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.
Noninterest Income

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	$ Change	% Change
Losses on Sales of Securities, net	$—	$(12)	$12	100.0%
Service Charges, Commissions and Fees	1,875	1,838	37	2.0%
Debit Card Interchange Fees	2,086	2,105	(19)	(0.9)%
Insurance Commissions	614	174	440	252.9%
Bank Owned Life Insurance Income	348	339	9	2.7%
Commercial Loan Swap Fee Income	—	116	(116)	(100.0)%
Other	122	175	(53)	(30.3)%
Total Noninterest Income	$5,045	$4,735	$310	6.5%
Total noninterest income increased $0.3 million to $5.0 million for the three months ended March 31, 2024 compared to the same period in 2023. The increase for the comparable periods primarily related to a $0.4 million increase in insurance commissions, offset by a $0.1 million decrease in commercial loan swap fee income as activity has declined due to the interest rate environment.
Noninterest Expense

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	$ Change	% Change
Salaries and Employee Benefits	$14,200	$13,652	$548	4.0%
Occupancy Expense, net	3,748	3,400	348	10.2%
FDIC Insurance Expense	1,687	641	1,046	163.2%
Other Taxes	903	804	99	12.3%
Advertising Expense	357	339	18	5.3%
Telephone Expense	417	427	(10)	(2.3)%
Professional and Legal Fees	1,513	834	679	81.4%
Data Processing	891	720	171	23.8%
Debit Card Expense	756	479	277	57.8%
Other	1,785	2,280	(495)	(21.7)%
Total Noninterest Expense	$26,257	$23,576	$2,681	11.4%
Total noninterest expense increased $2.7 million to $26.3 million for the three months ended March 31, 2024 compared to the same period in 2023. The most significant variance for the comparable periods related to higher FDIC insurance expenses of $1.0 million due to the deterioration in asset quality as a direct result of the large nonperforming relationship, which is a component used to determine the assessment, and a $0.7 million increase in professional and legal fees also as a result of the large NPL relationship. Other increases to the comparable period was $0.5 million in salaries and employee benefits, an increase of $0.3 million in occupancy expenses, an increase of $0.3 million in debit card expenses and an increase of $0.2 million in data processing expenses, offset by a decrease of $0.5 million in other noninterest expenses. Salaries and employee benefits increased related to higher salary expense due to fewer open positions in retail, job grade assessment increases, normal merit increases and higher restricted stock expense due to new grants awarded in the first quarter of 2024. The occupancy expense variance relates primarily to general inflationary cost increases for existing and new service agreements, as well as lease expense on a newly opened office in the first quarter of 2024. The increase in debit card expenses was primarily related to discounts received in March of 2023. The increase in data processing related to higher third party costs. The decline in other noninterest expenses relates to a net gain of $0.3 million on two other real estate owned (“OREO”) properties of which were

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
sold in the first quarter of 2024 and a $0.3 million decrease in fair value due to our interest rate swap contracts with commercial customers.
Provision for Income Taxes
The provision for income taxes decreased $3.1 million to $1.4 million for the three months ended March 31, 2024, when compared to the same period in 2023. Pre-tax income decreased $13.2 million for the three months ended March 31, 2024, when compared to the same period in 2023. The effective tax rate was 19.7% for the three months ended March 31, 2024 compared to 22.0% for the same period in 2023. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the same period in 2023 was primarily related to changes in pre-tax income, partially offset by higher levels of tax credits in 2023 as a result of updated information from the developer extending the in-service date on a new tax credit from 2022 to 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).
Financial Condition
March 31, 2024
Total assets increased $42.4 million, to $4.6 billion at March 31, 2024 compared to $4.5 billion at December 31, 2023. Cash and due from banks increased $53.6 million to $108.1 million at March 31, 2024 compared to $54.5 million at December 31, 2023 due to a large loan payoff late on the last working day of the quarter. Total portfolio loans increased $3.2 million to $3.5 billion at March 31, 2024 compared to December 31, 2023 primarily due to loan growth in the CRE loan and residential mortgage segments during the three months ended March 31, 2024. The variances in loan segments for portfolio loans related to increases of $58.3 million in CRE loans and $0.2 million in residential mortgages, offset by decreases of $39.1 million in construction loans, $14.3 million in C&I loans, and $1.8 million in other consumer loans. During the first quarter of 2024, loan growth was muted by $80.0 million in loan payoffs of two large commercial real estate loans.
The securities portfolio decreased $10.2 million and is currently 16.9% of total assets at March 31, 2024 compared to 17.3% of total assets at December 31, 2023. The decrease is due to ongoing maturities, principal curtailments and changes in market values driven by fluctuations in intermediate treasury yields. There were no additional purchases of new securities during the three months ended March 31, 2024. As of March 31, 2024, the securities portfolio was comprised of 46.9% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months. At March 31, 2024, total gross unrealized gains in the available-for-sale portfolio were $0.4 million, offset by $89.8 million of gross unrealized losses. Refer to the “Securities Activity” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
Federal Home Loan Bank (“FHLB”) stock, at cost decreased $3.7 million to $17.9 million at March 31, 2024 compared to December 31, 2023. The decrease is due to paydowns of FHLB borrowings. OREO increased $0.1 million at March 31, 2024 compared to December 31, 2023 due to the sale of two OREO properties totaling $1.1 million and moved $1.2 million of loans at fair value to OREO all during the first quarter of 2024. These properties are currently being marketed for sale. Closed retail bank offices had a book value of $1.3 million at March 31, 2024 and $2.3 million at December 31, 2023.
Total deposits increased $108.6 million, or 11.7% on an annualized basis, to $3.8 billion at March 31, 2024 compared to December 31, 2023. The increase in deposits was primarily due to a $108.0 million increase in CDs, which included $45.6 million in brokered CDs, an increase of $34.1 million in interest-bearing demand accounts and an increase of $7.1 million in money market accounts, offset by a decrease of $27.4 million in savings accounts and a decrease of $13.2 million in noninterest-bearing demand accounts. The Company had $115.6 million brokered CDs at March 31, 2024, compared to $70.0 million at December 31, 2023. At March 31, 2024, noninterest-bearing deposits comprised 17.5% of total deposits compared to 18.4% at December 31, 2023 and 19.5% at March 31, 2023. CDs comprised 44.2%, 42.6% and 37.0% of total deposits at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. As of March 31, 2024, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 82.8% of our total deposits of $3.8 billion were insured under standard FDIC insurance coverage limits, and approximately 17.2% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.8% of retail deposits.
Total capital of $359.1 million at March 31, 2024, reflects an increase of $7.8 million compared to December 31, 2023. The increase in total capital from December 31, 2023 is primarily due to net income of $5.8 million, a $1.6 million increase in other

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
comprehensive (loss) income due to changes in fair value of investment securities, as well as an increase of $0.4 million related to restricted stock activity all during the three months ended March 31, 2024.
The ACL was 2.75% of total portfolio loans at March 31, 2024 compared to 2.77% as of December 31, 2023. General reserves as a percentage of total portfolio loans were 1.20% at March 31, 2024 compared to 1.22% at December 31, 2023. Management believes the ACL is adequate to absorb expected losses inherent in the loan portfolio. See the sections of this MD&A titled “Provision for Credit Losses,” “Credit Quality” and “Allowance for Credit Losses” for information about the factors that impacted the ACL and the provision for credit losses.
The Company remains well capitalized. The Tier 1 capital ratio decreased to 10.89% at March 31, 2024 compared to 11.08% at December 31, 2023. The leverage ratio was 9.34% at March 31, 2024, compared to 9.48% at December 31, 2023 and the total risk-based capital ratio was 12.15% at March 31, 2024 compared to 12.34% at December 31, 2023. The most significant factor driving the ratios downward was the above mentioned large lending relationship movement to nonaccrual status with the $9.3 million negative impact on interest income recognized by the Company for the three months ended March 31, 2024, combined with the movement of nonaccrual assets to higher risk rating categories.
The Bank also remained well capitalized as of March 31, 2024. The Bank’s Tier 1 Capital ratio was 10.80% at March 31, 2024 compared to 10.99% at December 31, 2023. The Bank’s leverage ratio was 9.27% at March 31, 2024 compared to 9.41% at December 31, 2023. The Bank’s Total Risk-Based Capital ratio was 12.07% at March 31, 2024 compared to 12.25% at December 31, 2023.
Securities
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	March 31, 2024	December 31, 2023	$ Change
U.S. Government Agency Securities	39,372	43,827	(4,455)
Residential Mortgage-Backed Securities	99,784	99,150	634
Commercial Mortgage-Backed Securities	29,120	31,163	(2,043)
Other Commercial Mortgage-Backed Securities	21,897	21,856	41
Asset Backed Securities	139,274	140,006	(732)
Collateralized Mortgage Obligations	158,341	161,533	(3,192)
States and Political Subdivisions	221,049	222,108	(1,059)
Corporate Notes	59,995	59,360	635
Total Debt Securities	$768,832	$779,003	$(10,171)
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
The securities portfolio decreased $10.2 million to $768.8 million at March 31, 2024 compared to $779.0 million at December 31, 2023. Securities comprise 16.9% of total assets at March 31, 2024 compared to 17.3% at December 31, 2023. The decrease is due to ongoing maturities, principal curtailments and changes in market values driven by fluctuations in intermediate treasury yields. There were no additional purchases of new securities during the three months ended March 31, 2024, as liquidity generated by the securities portfolio during the first quarter of 2024 was deployed into higher yielding loans. As of March 31, 2024, the securities portfolio was comprised of 46.9% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months.
At March 31, 2024 total gross unrealized gains in the available-for-sale portfolio were $0.4 million, offset by $89.8 million of gross unrealized losses. At December 31, 2023, total gross unrealized gains in the available-for-sale portfolio were $0.7 million offset by $92.3 million of gross unrealized losses.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 48.2% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 28.8% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. We may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved higher over the past three months, driving unrealized losses on outstanding securities higher. However, principal reductions outpaced the modest increase in unrealized losses, resulting in a lower net unrealized loss number. Changes in short-term interest rates can affect the yield on floating rate securities. Yields on floating rate securities may begin to fall should the FRB begin lowering short-term rates. Changes in intermediate and long-term interest rates, which are market driven, affect the market value of fixed rate securities with similar maturities. The Company expects that market values on the Bank’s intermediate and long-term maturity holdings will continue to fluctuate in large part driven by treasury yield changes.
At March 31, 2024 the 5-year and 10-year U.S. Treasury yields were 4.21% and 4.20%, respectively. At December 31, 2023, those same bond yields were 3.84% and 3.88%, respectively. Therefore, this increase of 37 bps and 32 bps, respectively in the intermediate part of the yield curve largely caused the reduction in bond prices for fixed rate bonds in that maturity range. Note, the effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates generally adjust in line with FRB interest rate hikes.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At March 31, 2024 and December 31, 2023, the Company had no credit related impairment.
The Basel rules also permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Commercial
Commercial Real Estate	$1,728,929	$1,670,631
Commercial and Industrial	257,176	271,511
Total Commercial Loans	1,986,105	1,942,142
Consumer
Residential Mortgages	788,125	787,929
Other Consumer	32,428	34,277
Total Consumer Loans	820,553	822,206
Construction	397,219	436,349
Other	305,194	305,213
Total Portfolio Loans	3,509,071	3,505,910
Loans Held-for-Sale	—	—
Total Loans	$3,509,071	$3,505,910
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
Total portfolio loans were $3.5 billion at both March 31, 2024 and December 31, 2023 with production primarily in our CRE portfolio. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. Given the current interest rate environment our mortgage portfolio experienced more modest growth in the three months ended March 31, 2024 and the full year ended December 31, 2023. At March 31, 2024, the loan portfolio was comprised of 25.3% floating rates which reprice monthly, 40.0%, variable rates that reprice at least once during the life of the loan and the remaining 34.7% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2024, including in light of market conditions that impact our borrowers and the interest rate environment.
Total CRE represented 49.3% of total portfolio loans at March 31, 2024 compared to 47.7% at December 31, 2023. The collateral for the Company’s CRE loans is concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia within the retail/restaurant, warehouse, hospitality, multifamily, and office metrics.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents the Company's loan portfolio breakout by CRE collateral type, loan amounts for each CRE collateral type included in special mention and substandard and the related percentages by segment to the CRE collateral types as of the periods presented:

	March 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$395,441	$127	$—	$49,040	$3,280	$447,888	$60	18.9%
Warehouse	346,428	509	52	55,241	—	402,230	70	16.9%
Hospitality	298,420	—	—	4,277	51,552	354,249	51,552	14.9%
Multifamily	266,098	—	—	74,110	—	340,208	—	14.3%
Office	207,806	—	—	6,579	508	214,893	973	9.0%
Land	1,097	—	—	119,414	92,648	213,159	92,705	9.0%
Single Family	5,496	13	46,813	16,630	13,367	82,319	13,437	3.5%
Country Club	—	—	—	—	45,002	45,002	45,002	1.9%
Long-term Care	20,171	—	—	9,887	—	30,058	—	1.3%
Other	191,605	437	126	30,208	22,836	245,212	22,938	10.3%
Total	$1,732,562	$1,086	$46,991	$365,386	$229,193	$2,375,218	$226,737	100.0%

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$380,285	$129	$—	$46,241	$3,300	$429,955	$62	18.2%
Warehouse	324,548	514	53	48,674	—	373,789	72	15.9%
Hospitality	288,323	—	—	1,229	51,552	341,104	51,552	14.5%
Multifamily	258,676	—	—	127,447	—	386,123	—	16.4%
Office	217,228	—	—	4,424	508	222,160	1,857	9.4%
Land	1,153	—	—	119,188	92,648	212,989	93,581	9.0%
Single Family	5,770	14	47,205	13,194	13,367	79,550	13,439	3.4%
Country Club	—	—	—	—	45,002	45,002	45,002	1.9%
Long-term Care	20,172	—	—	7,250	—	27,422	—	1.2%
Other	201,353	444	127	34,932	—	236,856	22,941	10.1%
Total	$1,697,508	$1,101	$47,385	$402,579	$206,377	$2,354,950	$228,506	100.0%
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
Aggregate commitments to our top 10 credit relationships were $632.6 million at March 31, 2024. The Other segment represents 47.7% of the top 10 credit relationships including the Company’s largest lending relationship, the entire balance of which $301.9 million transferred to nonaccrual status during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

(Dollars in Thousands)	For the Periods Ending		Change	March 31, 2024	March 31, 2024
	March 31, 2024	December 31, 2023		% of Gross Loans	% of RBC
1. Hospitality, Agriculture & Energy	$301,913	$301,913	$—	8.60%	63.07%
2. Retail Real Estate & Food Services	53,243	53,576	(333)	1.52%	11.12%
3. Retail Real Estate	37,622	38,972	(1,350)	1.07%	7.86%
4. Hospitality	37,369	37,502	(133)	1.06%	7.81%
5. Construction / Commercial Property	35,500	—	35,500	1.01%	7.42%
6. Non-Owner Occupied / Commercial Real Estate	35,364	27,834	7,530	1.01%	7.39%
7. Non-Owner Occupied / Commercial Real Estate	33,605	33,752	(147)	0.96%	7.02%
8. Industrial & Retail Real Estate	33,560	33,885	(325)	0.96%	7.01%
9. Multifamily & student housing	32,460	32,747	(287)	0.93%	6.78%
10. Multifamily / Commercial Real Estate	32,000	32,000	—	0.91%	6.67%
Top Ten (10) Relationships	$632,636	$592,181	$40,455	18.03%	132.15%
Total Gross Loans	$3,509,071	$3,505,910	$3,161
% of Total Gross Loans	18.03%	16.89%	1.14%
Concentration (25% of RBC)	$119,681	$121,231
Unfunded commitments on lines of credit were $565.4 million at March 31, 2024 compared to $568.7 million at December 31, 2023. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 49.9% at March 31, 2024 and 53.8% at December 31, 2023. Unfunded commitments on commercial operating lines of credit was 48.7% at March 31, 2024 and 53.7% at December 31, 2023.
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
Deferred costs and fees included in the portfolio balances above were $7.5 million and $7.2 million at March 31, 2024 and December 31, 2023, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $125.9 thousand and $133.4 thousand at March 31, 2024 and December 31, 2023, respectively.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023	$ Change
Nonaccrual Loans
Commercial Real Estate	$641	$1,324	$(683)
Commercial and Industrial	109	52	57
Residential Mortgages	2,491	3,283	(792)
Other Consumer	50	59	(9)
Construction	2,093	2,904	(811)
Other	301,913	301,913	—
Total Nonperforming Loans	307,297	309,535	(2,238)
Other Real Estate Owned	2,528	2,463	65
Total Nonperforming Assets	$309,825	$311,998	$(2,173)
Nonperforming assets decreased $2.2 million to $309.8 million at March 31, 2024 compared to December 31, 2023. The decrease of $2.2 million in nonperforming loans was primarily related to two loans, one of which was a residential mortgage loan in the amount of $1.1 million and the other loan was a residential construction loan in the amount of $1.1 million. Both loans were paid in full during the first quarter of 2024. During the second quarter of 2023, the Company placed $301.9 million of commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship, on nonaccrual status due to loan maturities and failure to pay in full. These loans remained on nonaccrual status at both March 31, 2024 and December 31, 2023. These nonperforming loans are 98.2% of the Company's total nonperforming loans and 97.4% of the Company's total nonperforming assets at March 31, 2024.
Based on analyses of the credit relationship and various discounted cash flow valuation techniques utilized in the alternative modeling, which resulted in a valuation allowance with respect to these loans of $54.3 million at March 31, 2024, representing 18.0%, of these loans aggregate principal amount.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company believes it is well secured based on the net carrying value of the credit relationship and appropriately reserved for expected credit losses with respect to all such loans based on information currently available. As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at March 31, 2024, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
The following is an analysis of nonperforming loans by loan portfolio segment for the dates presented, and each segment’s relative contribution to total nonperforming loans:

	March 31, 2024		December 31, 2023
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$641	0.2%	$1,324	0.4%
Commercial & Industrial	109	—%	52	—%
Residential Mortgages	2,491	0.8%	3,283	1.1%
Other Consumer	50	—%	59	—%
Construction	2,093	0.7%	2,904	1.0%
Other	301,913	98.3%	301,913	97.5%
Balance End of Period	307,297	100.0%	309,535	100.0%
The Company has initiated collection processes with respect to such loans and intends to explore all alternatives for repayment. However, we cannot give any assurance as to the timing or amount of future payments or collections on such loans or that we will ultimately collect all amounts contractually due under the terms of such loans. For a discussion of collection proceedings with respect to these loans, see Part I, Item 1. Notes to Consolidated Financial Statements - Note 10, “Commitments and Contingencies,” under the heading “Legal Proceedings” of this Quarterly Report on Form 10-Q.
Closed retail bank offices had a book value of $1.3 million at March 31, 2024 and $2.3 million at December 31, 2023, and are recorded in OREO on the Company’s balance sheet. During the three months ended March 31, 2024, the Bank sold two retail banking offices and moved $1.2 million of loans at fair value to OREO. These properties are currently being marketed for sale.
Past Company legacy underwriting standards relied heavily on loan to value and did not necessarily consider the income characteristics of the borrower or the repayment capacity of collateral with respect to speculative land financing. An overreliance on value as a primary repayment source can become compromised during real estate cycles. As a result, management has worked through these legacy credits and has installed a number of underwriting guardrails that consider the global cash flows and repayment capability of borrowers and/or guarantors, the proportion of speculation, transaction limits and introduced sensitivity analysis in order to determine supportable loan amounts. While these guardrails do not insulate the Company from credit cycles, management believes it should reduce the experience of defaults.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Allowance for Credit Losses
The following is the allocation of the ACL reserves by segment for the periods presented:

	March 31, 2024		December 31, 2023
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$19,162	49.3%	$19,873	47.7%
Commercial & Industrial	3,061	7.3%	3,286	7.7%
Residential Mortgages	11,038	22.5%	10,879	22.5%
Other Consumer	783	0.9%	868	1.0%
Construction	8,139	11.3%	7,792	12.4%
Other	54,353	8.7%	54,354	8.7%
Balance End of Period	$96,536	100.0%	$97,052	100.0%
The ACL was $96.5 million, or 2.75%, of total portfolio loans at March 31, 2024 compared to $97.1 million, or 2.77%, of total portfolio loans at December 31, 2023.
The following table summarizes the credit quality ratios and their components as of March 31, 2024 and December 31, 2023:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$96,536	$97,052
Total Portfolio Loans	3,509,071	3,505,910
Allowance for Credit Losses to Total Portfolio Loans	2.75%	2.77%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$307,297	$309,535
Total Portfolio Loans	3,509,071	3,505,910
Nonperforming Loans to Total Portfolio Loans	8.76%	8.83%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$96,536	$97,052
Nonperforming Loans	307,297	309,535
Allowance for Credit Losses to Nonperforming Loans	31.41%	31.35%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$2,140	$2,300
Average Total Portfolio Loans	3,518,987	3,324,757
Net Charge-offs to Average Portfolio Loans	0.06%	0.07%
See the Credit Quality and Allowance for Credit Losses sections within this MD&A for an analysis of the factors that drove the changes in the ACL ratios presented in the previous table.
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses decreased $1.4 million for the three months ended March 31, 2024 when compared to the same period in 2023. The decrease in the provision for credit losses was primarily driven by lower loan growth in the first quarter of 2024. For more information about the Company’s provision for credit losses, see the discussion above under “Provision for Credit Losses” in this MD&A.
The (recovery) provision for unfunded commitments decreased $0.1 million for the three months ended March 31, 2024 compared to the same period in 2023. The decline was due to decreased commitments in construction loans during the first quarter of 2024. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans and pressure on the reserve rates. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain commercial real estate loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $0.5 million for the three months ended March 31, 2024 compared to $0.6 million for the same period in 2023. During the three months ended March 31, 2024, net charge-offs were primarily recognized in the other consumer segment. During the three months ended March 31, 2023, net charge-offs were primarily included in the other consumer segment. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.06% for the three months ended 2024 and 0.07% for the same period in 2023.
At March 31, 2024, nonperforming loans decreased $2.2 million to $307.3 million since December 31, 2023. Nonperforming loans as a percentage of total portfolio loans were 8.76% and 8.83% as of March 31, 2024 and December 31, 2023, respectively. Nonperforming loans was primarily related to two loans, one of which was a residential mortgage loan in the amount of $1.1 million and the other loan was a residential construction loan in the amount of $1.1 million. Both loans were paid in full during the first quarter of 2024. For more information about the Company’s nonperforming loans and about this lending relationship, see the discussion above under “Credit Quality” in this MD&A.
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	March 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,728,218	$254,230	$785,504	$32,378	$395,069	$3,281	$3,198,680
Special Mention	70	2,837	101	—	57	—	3,065
Substandard	641	109	2,520	50	2,093	301,913	307,326
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Portfolio Loans	$1,728,929	$257,176	$788,125	$32,428	$397,219	$305,194	$3,509,071

Performing	$1,728,288	$257,067	$785,634	$32,378	$395,126	$3,281	$3,201,774
Nonperforming	641	109	2,491	50	2,093	301,913	307,297
Total Portfolio Loans	$1,728,929	$257,176	$788,125	$32,428	$397,219	$305,194	$3,509,071

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,669,029	$268,622	$784,090	$34,202	$433,321	$3,300	$3,192,564
Special Mention	278	2,837	525	—	60	—	3,700
Substandard	1,324	52	3,314	75	2,968	301,913	309,646
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910

Performing	$1,669,307	$271,459	$784,646	$34,218	$433,445	$3,300	$3,196,375
Nonperforming	1,324	52	3,283	59	2,904	301,913	309,535
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910
At March 31, 2024 and December 31, 2023, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at March 31, 2024 decreased $3.0 million compared to December 31, 2023, with a decrease of $2.3 million in substandard and a decrease of $0.7 million in special mention. The decrease of $2.3 million in substandard was primarily related to two loans, one of which is a commercial real estate (“CRE”) loan and the other is a construction loan, totaling $1.3 million that were moved to OREO and a $1.1 million mortgage loan that was resolved during the first quarter of 2024. At both March 31, 2024 and December 31, 2023 substandard loans were impacted by the above mentioned large nonaccrual

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
lending relationship in the Other loan category, which was placed on nonaccrual status during the second quarter of 2023 and contributed $301.9 million to the Company’s substandard loan balances as of those dates.
Additionally, refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL.
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Noninterest-Bearing Demand	$671,981	$685,218	$(13,237)	(1.9)%
Interest-Bearing Demand	515,614	481,506	34,108	7.1%
Money Market	520,785	513,664	7,121	1.4%
Savings	427,461	454,876	(27,415)	(6.0)%
Certificates of Deposit	1,694,680	1,586,651	108,029	6.8%
Total Deposits	$3,830,521	$3,721,915	$108,606	2.9%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at March 31, 2024 increased $108.6 million, or 2.9%, from December 31, 2023. The increase related to an increase of $108.0 million in CDs, which includes an increase of $45.6 million in brokered CDs, an increase of $34.1 million in interest-bearing demand accounts and an increase of $7.1 million in money market accounts, offset by a decrease of $27.4 million in savings accounts and a decrease of $13.2 million in noninterest-bearing demand accounts. The Company had $115.6 million brokered CDs at March 31, 2024, compared to $70.0 million at December 31, 2023.
At March 31, 2024, noninterest-bearing deposits comprised 17.5% of total deposits compared to 18.4% at December 31, 2023 and 19.5% at March 31, 2023. CDs comprised 44.2%, 42.6% and 37.0% of total deposits at March 31, 2024, December 31, 2023 and March 31, 2023, respectively. As of March 31, 2024, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 82.8% of our total deposits of $3.8 billion were insured under standard FDIC insurance coverage limits, and approximately 17.2% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.8% of retail deposits.
The following table presents additional information in relation to deposits:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Deposits from the Certificate of Deposit Account Registry Services ("CDARS")	$—	$—
Brokered Deposits	115,551	70,000
Noninterest-Bearing Public Funds Deposits	42,607	51,506
Interest-Bearing Public Funds Deposits	124,402	127,100
Total Deposits not Covered by Deposit Insurance(1)	657,124	647,154
Certificates of Deposits not Covered by Deposit Insurance	244,450	234,968
Deposits for Certain Directors, Executive Officers and their Affiliates	2,086	1,799
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at March 31, 2024 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$49,814	20.4%
Over Three Months Through Twelve Months	180,758	73.9%
Over Twelve Months Through Three Years	12,390	5.1%
Over Three Years	1,488	0.6%
Total	$244,450	100.0%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Borrowings and Federal Funds Purchased
Borrowings are an additional source of liquidity for the Company. We had $310.5 million FHLB borrowings at March 31, 2024 and $393.4 million at December 31, 2023. The Company had no overnight federal funds purchased at March 31, 2024 or at December 31, 2023. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposits and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
Information pertaining to FHLB borrowings and federal funds purchased is summarized in the following table:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Balance at Period End
Federal Home Loan Bank Borrowings	$310,500	$393,400
Federal Funds Purchased	$—	$—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$366,782	$402,675
Federal Funds Purchased	$—	$7,023
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	5.28%	5.17%
Federal Funds Purchased	—%	5.24%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$403,000	$525,135
Federal Funds Purchased	$—	$46,965
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	5.16%	5.20%
Federal Funds Purchased	—%	—%
The Company held FHLB of Atlanta stock of $17.9 million and $21.6 million at March 31, 2024 and December 31, 2023, respectively. The decrease in FHLB stock was due to repayments. Dividends recorded on restricted stock were $0.4 million for the three months ended March 31, 2024 compared to $0.2 million for the same period in 2023. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any potential funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximating $1.1 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $593.8 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $50.0 million, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional CD market, and the brokered deposit market. The Company did not have outstanding borrowings on these fed funds lines as of March 31, 2024. In addition to the above funding resources, the Company also has $465.4 million of unpledged available-for-sale investment securities, at fair value, as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our unsecured lines of credit with correspondent banks. As of March 31, 2024, approximately 82.8% of our total deposits of $3.8 billion were insured under standard FDIC insurance coverage limits, and approximately 17.2% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2024, the Bank had $538.6 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $73.2 million and $465.4 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 11.8% at March 31, 2024. Total available liquidity to uninsured deposits was 199.0% at March 31, 2024.
If an extended recession, or significant industry or market volatility, caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Cash and Due From Banks, including Interest-bearing Deposits	$108,110	$54,529
Unpledged Investment Securities	465,391	563,537
Excess Pledged Securities	45,333	61,774
FHLB Borrowing Availability	593,774	480,266
Collateralized Lines of Credit	45,000	—
Unsecured Lines of Credit	50,000	50,000
Total Liquidity Sources	$1,307,608	$1,210,106
The following table provides total liquidity sources and ratios as of the periods presented:

(Dollars in Thousands)	March 31, 2024	December 31, 2023
Total Liquidity Sources	$1,307,608	$1,210,106
Highly Liquid Assets to Total Assets	11.8%	12.8%
Highly Liquid Assets to Uninsured Deposits	82.0%	89.4%
Total Available Liquidity to Uninsured Deposits	199.0%	187.0%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Regulatory Capital Requirements
Total capital of $359.1 million at March 31, 2024, reflects an increase of $7.8 million compared to December 31, 2023. The increase in total capital from December 31, 2023 is primarily due to net income of $5.8 million, a $1.6 million increase in other comprehensive (loss) income due to changes in fair value of investment securities, as well as an increase of $0.4 million related to restricted stock activity all during the three months ended March 31, 2024.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At March 31, 2024, the Bank continues to maintain its capital position with a leverage ratio of 9.27% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 10.80% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 10.80% and 12.07%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized(1)	March 31, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$428,862	9.34%	$435,364	9.48%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	428,862	10.89%	435,364	11.08%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	428,862	10.89%	435,364	11.08%
Total Capital (to Risk-weighted Assets)	10.50%	NA	478,725	12.15%	484,925	12.34%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$425,250	9.27%	$431,550	9.41%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	425,250	10.80%	431,550	10.99%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	425,250	10.80%	431,550	10.99%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	475,071	12.07%	481,070	12.25%
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
Contractual Obligations
As of March 31, 2024, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 ( the “2023 Annual Report”).
Off-Balance Sheet Arrangements
As of March 31, 2024, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2023 Annual Report.
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

CARTER BANKSHARES, INC.
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
The ALCO also uses different interest rate scenarios and shifts in yield curve shapes to measure the sensitivity of earnings to various interest rate environments. Interest rates on unique asset and liability accounts move differently when the short-term market rate changes. These differences are reflected in the different rate scenarios utilized by the ALM. For earning simulations, our policy guidelines limit the change in net interest income over a 12-month and 24-month horizon using rate shocks of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to FOMC’s current pause in overnight rate increase projections coupled with current rate forecasts that imply that the FOMC will likely begin reducing the Fed Funds Target Rate before the end of the year, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.
The following tables reflect the earnings simulation results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	March 31, 2024	December 31, 2023
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	1.5%	(1.1)%
100	1.1%	(0.3)%
-100	1.3%	2.4%
-200	2.2%	4.4%
-300	3.0%	5.6%
-400	4.0%	6.7%
The results from the earnings simulation imply that the Company’s balance sheet is slightly liability sensitive balance sheet at March 31, 2024 and December 31, 2023. The above table indicates that, in a rising interest rate environment, the Company is positioned to have a minimum increase in net interest income for the same asset and liability mix due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. However, in a declining interest rate environment, we are positioned to have a slightly more advantageous increase in net interest income for

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
the same reasons discussed above. The liability sensitivity is due to a variety of factors which include 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions, that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and variable rate securities and portfolio loans that are less sensitive to future market interest rate changes, 2) shortening maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns related to the inverted yield curve, and 3) the recent shifts in the shape of the yield curve between the two periods presented above.
Economic Value of Equity Modeling
Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. The ALM calculates the economic value of equity based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value of equity over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The Company uses the same assumptions in the economic value of equity simulation model as in the earnings simulation model. The economic value of equity simulation model uses instantaneous rate shocks to the balance sheet. For economic value of equity simulation, our policy guidelines limit the change in economic value of equity given changes in rates of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to FOMC’s current pause in overnight rate increase projections coupled with current rate forecasts that imply that the FOMC will likely begin reducing the Fed Funds Target Rate before the end of the year, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.
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

	March 31, 2024	December 31, 2023
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(5.7)%	(4.7)%
100	(2.1)%	(1.8)%
-100	1.0%	0.9%
-200	0.6%	0.5%
-300	(1.3)%	(2.7)%
-400	(6.9)%	(10.9)%
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.

CARTER BANKSHARES, INC.
Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective in all material respects, as of the end of the period covered by this Report.
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
The information contained in Part I, Item 1. Financial Statements and Supplementary Data – Note 10, “Commitments and Contingencies,” under the heading “Legal Proceedings,” is incorporated by reference into this Item 1.
ITEM 1A – RISK FACTORS

There have been no material changes in the risk factors faced by the Company from those disclosed in our 2023 Annual Report on Form 10-K.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of March 31, 2024, the Company did not have a common share repurchase program. The Company did not repurchase any of its common stock during the quarter ended March 31, 2024.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CARTER BANKSHARES, INC. (Registrant)

Date: May 3, 2024	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)