Form 10-Q
period 2024-06-30
Carter Bankshares, Inc.
filed 2024-08-01
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024 there were 23,072,750 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	June 30, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Cash and Due From Banks, including Interest-bearing Deposits of $21,364 at June 30, 2024 and $14,853 at December 31, 2023	$61,746	$54,529
Securities Available-for-Sale, at Fair Value (amortized cost of $835,535 and $870,546, respectively)	746,325	779,003
Equity Securities	5,063	—
Portfolio Loans	3,549,521	3,505,910
Allowance for Credit Losses	(96,686)	(97,052)
Portfolio Loans, net	3,452,835	3,408,858

Bank Premises and Equipment, net	73,347	73,707
Other Real Estate Owned, net	2,501	2,463
Federal Home Loan Bank Stock, at Cost	14,467	21,626
Bank Owned Life Insurance	58,828	58,115
Other Assets	117,397	114,238
Total Assets	$4,532,509	$4,512,539

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$653,296	$685,218
Interest-Bearing Demand	565,465	481,506
Money Market	500,475	513,664
Savings	399,833	454,876
Certificates of Deposit	1,762,232	1,586,651
Total Deposits	3,881,301	3,721,915
Federal Home Loan Bank Borrowings	238,000	393,400
Reserve for Unfunded Commitments	2,914	3,193
Other Liabilities	45,883	42,788
Total Liabilities	4,168,098	4,161,296

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 23,072,750 at June 30, 2024 and 22,956,304 at December 31, 2023	23,073	22,957
Additional Paid-in Capital	91,274	90,642
Retained Earnings	319,697	309,083
Accumulated Other Comprehensive Loss	(69,633)	(71,439)
Total Shareholders’ Equity	364,411	351,243
Total Liabilities and Shareholders’ Equity	$4,532,509	$4,512,539
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees
Taxable	$45,395	$34,529	$90,212	$77,657
Non-Taxable	675	803	1,384	1,635
Investment Securities
Taxable	7,721	7,688	15,464	15,081
Non-Taxable	68	166	135	328
Federal Reserve Bank Excess Reserves	395	209	717	388
Interest on Bank Deposits	25	6	38	27
Dividend Income	304	315	682	555
Total Interest Income	54,583	43,716	108,632	95,671
Interest Expense
Interest Expense on Deposits	22,723	11,782	43,440	19,301
Interest Expense on Federal Funds Purchased	—	71	—	247
Interest on Other Borrowings	3,768	5,152	8,681	8,627
Total Interest Expense	26,491	17,005	52,121	28,175
NET INTEREST INCOME	28,092	26,711	56,511	67,496
Provision for Credit Losses	491	85	507	1,500
(Recovery) Provision for Unfunded Commitments	(236)	360	(279)	444
Net Interest Income After Provision for Credit Losses	27,837	26,266	56,283	65,552
NONINTEREST INCOME
Gains (Losses) on Sales of Securities, net	36	3	36	(9)
Service Charges, Commissions and Fees	1,852	1,759	3,727	3,597
Debit Card Interchange Fees	1,933	1,934	4,019	4,039
Insurance Commissions	934	508	1,548	682
Bank Owned Life Insurance Income	365	341	713	680
Commercial Loan Swap Fee Income	—	—	—	114
Other	413	483	535	660
Total Noninterest Income	5,533	5,028	10,578	9,763
NONINTEREST EXPENSE
Salaries and Employee Benefits	14,216	13,649	28,416	27,301
Occupancy Expense, net	3,793	3,601	7,541	7,001
FDIC Insurance Expense	1,566	702	3,253	1,343
Other Taxes	894	786	1,797	1,590
Advertising Expense	528	431	885	770
Telephone Expense	342	412	759	839
Professional and Legal Fees	1,542	1,659	3,055	2,493
Data Processing	1,234	1,058	2,125	1,778
Debit Card Expense	808	771	1,564	1,250
Other	2,523	2,467	4,308	4,747
Total Noninterest Expense	27,446	25,536	53,703	49,112
Income Before Income Taxes	5,924	5,758	13,158	26,203
Income Tax Provision	1,121	54	2,544	4,558
Net Income	$4,803	$5,704	$10,614	$21,645

Earnings per Common Share
Basic Earnings per Common Share	$0.21	$0.24	$0.46	$0.91
Diluted Earnings per Common Share	$0.21	$0.24	$0.46	$0.91
Average Shares Outstanding – Basic & Diluted	22,826,510	23,513,837	22,798,476	23,641,109
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Net Income	$4,803	$5,704	$10,614	$21,645
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Securities Available-for-Sale:
Net Unrealized Gains (Losses) Arising during the Period	250	(11,036)	2,369	4,597
Reclassification Adjustment for (Gains) Losses included in Net Income	(36)	(3)	(36)	9
Tax Effect	(51)	2,418	(527)	(975)
Net Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)	163	(8,621)	1,806	3,631
Other Comprehensive Income (Loss)	163	(8,621)	1,806	3,631
Comprehensive Income (Loss)	$4,966	$(2,917)	$12,420	$25,276
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2024	$23,021	$90,947	$314,894	$(69,796)	$359,066
Net Income	—	—	4,803	—	4,803
Other Comprehensive Income, Net of Tax	—	—	—	163	163
Forfeiture of Restricted Stock (6,011 shares)	(6)	(40)	—	—	(46)
Issuance of Restricted Stock (58,219 shares)	58	(58)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	425	—	—	425
Balance at June 30, 2024	$23,073	$91,274	$319,697	$(69,633)	$364,411

	Three Months Ended June 30, 2023
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2023	$23,896	$102,814	$301,640	$(73,364)	$354,986
Net Income	—	—	5,704	—	5,704
Other Comprehensive Loss, Net of Tax	—	—	—	(8,621)	(8,621)
1% Excise Tax on Stock Buybacks	—	(93)	—	—	(93)
Repurchase of Common Stock (583,824 shares)	(584)	(7,569)	—	—	(8,153)
Forfeiture of Restricted Stock (2,007 shares)	(2)	(15)	—	—	(17)
Issuance of Restricted Stock (62,123 shares)	62	(62)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	431	—	—	431
Balance at June 30, 2023	$23,372	$95,506	$307,344	$(81,985)	$344,237

	Six Months Ended June 30, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
Net Income	—	—	10,614	—	10,614
Other Comprehensive Income, Net of Tax	—	—	—	1,806	1,806
Forfeiture of Restricted Stock (11,669 shares)	(12)	(106)	—	—	(118)
Issuance of Restricted Stock (128,115 shares)	128	(128)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	866	—	—	866
Balance at June 30, 2024	$23,073	$91,274	$319,697	$(69,633)	$364,411

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)

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

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Thousands)	2024	2023
Net Income	$10,614	$21,645
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Provision for Credit Losses, including (Recovery) Provision for Unfunded Commitments	228	1,944
Origination of Loans Held-for-Sale	(3,902)	(3,527)
Proceeds From Loans Held-for-Sale	3,963	3,411
Depreciation/Amortization of Bank Premises and Equipment	3,422	3,079
(Benefit) Provision for Deferred Taxes	(1,418)	539
Net Amortization of Securities	1,871	2,528
Unrealized Gain on Equity Securities	(63)	—
Tax Credit Amortization	326	958
Gains on Sales of Loans Held-for-Sale	(61)	(57)
(Gains) Losses on Sales of Securities, net	(36)	9
Commercial Loan Swap Derivative (Income) Loss	(16)	144
Increase in the Value of Life Insurance Contracts	(713)	(680)
Recognition of Restricted Stock Compensation Expense	866	776
Decrease (Increase) in Other Assets	1,762	(2,574)
(Decrease) Increase in Other Liabilities	(1,668)	1,397
Net Cash Provided By Operating Activities	15,175	29,592
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	10,617	15,054
Proceeds from Maturities, Redemptions, and Pay-downs	31,174	26,856
Purchases	(8,615)	(24,938)
Purchase of Equity Securities	(5,000)	—
Purchase of Bank Premises and Equipment, Net	(3,116)	(5,977)
Redemption (Purchase) of Federal Home Loan Bank Stock, net	7,159	(9,663)
Loan Originations, net	(45,665)	(182,737)
Payments Received on Other Real Estate Owned	—	201
Proceeds from Sales and Payments of Other Real Estate Owned	1,502	4,818
Net Cash Used In Investing Activities	(11,944)	(176,386)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	(16,195)	(243,344)
Increase in Certificates of Deposits	175,581	190,014
(Repayments) Proceeds from Federal Home Loan Bank Borrowings, net	(155,400)	226,585
Repayments from Federal Funds Purchased, net	—	(9,970)
Repurchase of Common Stock	—	(10,085)
Net Cash Provided By Financing Activities	3,986	153,200
Net Increase in Cash and Cash Equivalents	7,217	6,406
Cash and Cash Equivalents at Beginning of Period	54,529	46,869
Cash and Cash Equivalents at End of Period	$61,746	$53,275

SUPPLEMENTARY DATA
Cash Interest Paid	$51,252	$23,697
Cash Paid for Income Taxes	265	5,550
Transfer from Loans to Other Real Estate Owned	1,181	—
Right-of-use Asset Recorded in Exchange for Lease Liabilities	2,511	—
Stock Repurchase Excise Tax Settled in Subsequent Period	—	(93)
Stock Repurchases Settled in Subsequent Period	—	(328)
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
Accounting Standards Adopted in 2024
On June 30, 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s). For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this ASU was effective for the Company on March 31, 2024 but was first applied on June 30, 2024, concurrent with the purchase of equity securities, and did not have a significant impact to our Consolidated Financial Statements.
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
Recently Issued Disclosure Rules
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order staying this rule pending the outcome of the federal court litigation challenging the rule. Subject to the outcome of this litigation, the disclosure requirements of the final rule will start to phase-in commencing with the Company's fiscal year beginning January 1, 2026.
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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, except share and per share data)	2024	2023	2024	2023
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$4,803	$5,704	$10,614	$21,645
Less: Income allocated to participating shares	47	49	106	168
Net Income Allocated to Common Shareholders - Basic & Diluted	$4,756	$5,655	$10,508	$21,477

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,050,864	23,715,564	23,029,213	23,826,312
Less: Average Participating Securities	224,354	201,727	230,737	185,203
Weighted Average Common Shares Outstanding - Basic & Diluted	22,826,510	23,513,837	22,798,476	23,641,109

Earnings per Common Share – Basic	$0.21	$0.24	$0.46	$0.91
Earnings per Common Share – Diluted	$0.21	$0.24	$0.46	$0.91
All outstanding unvested restricted stock awards are considered participating securities for the earnings per share calculation. As such, these shares have been allocated to a portion of net income and are excluded from the diluted earnings per common share calculation.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	June 30, 2024
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	30,288	57	(755)	29,590
Residential Mortgage-Backed Securities	108,898	3	(10,433)	98,468
Commercial Mortgage-Backed Securities	24,679	52	(693)	24,038
Other Commercial Mortgage-Backed Securities	24,287	—	(2,521)	21,766
Asset Backed Securities	143,208	13	(10,415)	132,806
Collateralized Mortgage Obligations	170,291	3	(11,112)	159,182
States and Political Subdivisions	263,134	—	(42,872)	220,262
Corporate Notes	70,750	—	(10,537)	60,213
Total Debt Securities	$835,535	$128	$(89,338)	$746,325

	December 31, 2023
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	44,185	398	(756)	43,827
Residential Mortgage-Backed Securities	110,726	—	(11,576)	99,150
Commercial Mortgage-Backed Securities	31,578	336	(751)	31,163
Other Commercial Mortgage-Backed Securities	24,522	—	(2,666)	21,856
Asset Backed Securities	150,832	—	(10,826)	140,006
Collateralized Mortgage Obligations	174,396	—	(12,863)	161,533
States and Political Subdivisions	263,557	—	(41,449)	222,108
Corporate Notes	70,750	—	(11,390)	59,360
Total Debt Securities	$870,546	$734	$(92,277)	$779,003
The Company did not have securities classified as held-to-maturity at June 30, 2024 or December 31, 2023.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Proceeds from Sales of Securities Available-for-Sale	$10,617	$15,054	$10,617	$15,054

Gross Realized Gains	$36	$129	$36	$129
Gross Realized Losses	—	(126)	—	(138)
Net Realized Gains (Losses)	36	3	36	(9)
Tax Impact	$8	$1	$8	$(2)
Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized gains (losses) above reflect reclassification adjustments in the calculation of Other Comprehensive Income (Loss). The net realized gains (losses) are included in noninterest income as gains (losses) on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity as of the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	June 30, 2024
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$49	$49
Due after One Year through Five Years	20,516	18,935
Due after Five Years through Ten Years	258,413	221,610
Due after Ten Years	85,194	69,471
Residential Mortgage-Backed Securities	108,898	98,468
Commercial Mortgage-Backed Securities	24,679	24,038
Other Commercial Mortgage-Backed Securities	24,287	21,766
Collateralized Mortgage Obligations	170,291	159,182
Asset Backed Securities	143,208	132,806
Total Debt Securities	$835,535	$746,325
At June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than those securities issued by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $308.1 million at June 30, 2024 and $215.5 million at December 31, 2023.
Available-for-sale securities with unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	5	3,170	(38)	20	17,741	(717)	25	20,911	(755)
Residential Mortgage-Backed Securities	—	—	—	42	97,931	(10,433)	42	97,931	(10,433)
Commercial Mortgage-Backed Securities	1	126	—	44	15,701	(693)	45	15,827	(693)
Other Commercial Mortgage-Backed Securities	—	—	—	8	21,766	(2,521)	8	21,766	(2,521)
Asset Backed Securities	1	1,291	(13)	30	83,538	(10,402)	31	84,829	(10,415)
Collateralized Mortgage Obligations	1	8,254	(12)	80	145,395	(11,100)	81	153,649	(11,112)
States and Political Subdivisions	—	—	—	153	220,262	(42,872)	153	220,262	(42,872)
Corporate Notes	—	—	—	21	60,213	(10,537)	21	60,213	(10,537)
Total Debt Securities	8	$12,841	$(63)	398	$662,547	$(89,275)	406	$675,388	$(89,338)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	7	$6,567	$(67)	15	$15,848	$(689)	22	$22,415	$(756)
Residential Mortgage-Backed Securities	—	—	—	43	99,150	(11,576)	43	99,150	(11,576)
Commercial Mortgage-Backed Securities	3	1,073	(3)	50	18,692	(748)	53	19,765	(751)
Other Commercial Mortgage-Backed Securities	—	—	—	9	21,856	(2,666)	9	21,856	(2,666)
Asset Backed Securities	2	2,530	(84)	52	137,476	(10,742)	54	140,006	(10,826)
Collateralized Mortgage Obligations	—	—	—	85	161,533	(12,863)	85	161,533	(12,863)
States and Political Subdivisions	—	—	—	153	222,108	(41,449)	153	222,108	(41,449)
Corporate Notes	—	—	—	21	59,360	(11,390)	21	59,360	(11,390)
Total Debt Securities	12	$10,170	$(154)	428	$736,023	$(92,123)	440	$746,193	$(92,277)

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
The Company did not record an allowance for credit losses, (“ACL”), on its investment securities during the quarter ended June 30, 2024 or the year ended December 31, 2023 as there was no related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of June 30, 2024, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. It should be noted that we may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
As of June 30, 2024, the Company determined the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the three and six months ended June 30, 2024 and June 30, 2023, the Company had no credit related net investment impairment losses.
Equity Securities
During the second quarter of 2024, the Company purchased $5.0 million of equity securities with carrying value totaling $5.1 million at June 30, 2024. These securities are separately reported as “equity securities” on the Company’s consolidated balance sheet.The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts. The Company’s investment in the mutual fund is eligible for investment credit under the Community Reinvestment Act.
During the three months ended June 30, 2024, we recognized an unrealized fair value gain of $63.3 thousand on these equity securities. This unrealized fair value gain is recorded in Other Income on the Consolidated Statements of Income.
NOTE 4 – LOANS
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Commercial
Commercial Real Estate	$1,801,397	$1,670,631
Commercial and Industrial	240,611	271,511
Total Commercial Loans	2,042,008	1,942,142
Consumer
Residential Mortgages	783,903	787,929
Other Consumer	31,284	34,277
Total Consumer Loans	815,187	822,206
Construction	394,926	436,349
Other	297,400	305,213
Total Loans	$3,549,521	$3,505,910

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS (continued)
Loan Restructurings
The Company evaluates all loan restructurings in accordance with ASU 2022-02 for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows.
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
The following table shows the amortized cost basis as of June 30, 2024 for loans restructured during the three and six months ended June 30, 2024 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

Restructured Loans
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	$—	—%	—	$—	—%

Nonaccrual Restructured Loans
Commercial Real Estate	1	$449	0.02%	1	$449	0.02%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	11	294,140	98.90%	11	294,140	98.90%
Total Nonaccrual Restructured Loans	12	$294,589	98.75%	12	$294,589	98.75%
Total Restructured Loans	12	$294,589	98.75%	12	$294,589	98.75%
There were no loans to borrowers experiencing financial difficulty restructured during the three and six months ended June 30, 2023.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS (continued)
The following table presents the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of June 30, 2024:

Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Accruing Restructured Loans
Commercial Real Estate	$—	$—	$—	$—
Commercial and Industrial	—	—	—	—
Residential Mortgages	—	—	—	—
Other Consumer	—	—	—	—
Construction	—	—	—	—
Other	—	—	—	—
Total Accruing Restructured Loans	$—	$—	$—	$—

Nonaccrual Restructured Loans
Commercial Real Estate	$—	$—	$449	$449
Commercial and Industrial	—	—	—	—
Residential Mortgages	—	—	—	—
Other Consumer	—	—	—	—
Construction	—	—	—	—
Other	—	—	294,140	294,140
Total Nonaccrual Restructured Loans	$—	$—	$294,589	$294,589
Total Restructured Loans	$—	$—	$294,589	$294,589
The following table presents the amortized cost of loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented.

	For the Three and Six Months Ended June 30, 2024
(Dollars in Thousands)	Term Extension/Payment Delay	Term Extension/Payment Delay/Interest Rate Reduction	Total	% of Portfolio Segment
Commercial Real Estate	$449	$—	$449	0.02%
Commercial and Industrial	—	—	—	—%
Residential Mortgages	—	—	—	—%
Other Consumer	—	—	—	—%
Construction	—	—	—	—%
Other	—	294,140	294,140	98.90%
Total	$449	$294,140	$294,589	98.75%
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	For the Three and Six Months Ended June 30, 2024
	Weighted-Average Term Extension/Payment Delay	Weighted Average Interest Rate Reduction
Commercial Real Estate	4.9 years	—%
Other	2.6 years	0.63%
Total	7.5 years	0.63%
At June 30, 2024 and December 31, 2023, the Bank had no commitments to lend any additional funds on restructured loans. At June 30, 2024 and June 30, 2023, the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of June 30, 2024 and December 31, 2023, the Bank had $0.1 million and $2.0 million, respectively, of residential real estate loans in the process of foreclosure. The Company also had no residential real estate loans included in other real estate owned (“OREO”) at June 30, 2024 and $62 thousand at December 31, 2023.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level determined to be adequate to absorb expected credit losses associated with the Company’s financial instruments over the life of those instruments as of the balance sheet date. The Company develops and documents a systematic ACL methodology based on the following portfolio segments: 1) Commercial Real Estate (“CRE”), 2) Commercial and Industrial, (“C&I”), 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. The following is a discussion of the key risks by portfolio segment that management assesses in preparing the ACL.
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
Other loans, which includes the Company’s largest lending relationship, has unique risk attributes considered inconsistent with our current underwriting standards. The ACL reserve for the Other segment is based on a discounted cash flow methodology and reserves will fluctuate based on expected cash flow changes in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, iv) loan structures on operating lines of

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	June 30, 2024
	Risk Rating
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$80,206	$280,400	$431,656	$239,903	$134,333	$584,989	$43,337	$1,794,824
Special Mention	—	—	4,516	—	—	66	—	4,582
Substandard	—	—	1,380	—	—	611	—	1,991
Total Commercial Real Estate	$80,206	$280,400	$437,552	$239,903	$134,333	$585,666	$43,337	$1,801,397
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$60	$24,334	$15,546	$28,789	$22,057	$126,864	$16,946	$234,596
Special Mention	—	—	—	—	2,827	—	—	2,827
Substandard	—	—	772	1,065	—	—	1,351	3,188
Total Commercial and Industrial	$60	$24,334	$16,318	$29,854	$24,884	$126,864	$18,297	$240,611
YTD Gross Charge-offs	$—	$—	$—	$—	$18	$1	$—	$19

Residential Mortgages
Pass	$17,841	$69,217	$256,092	$188,444	$72,046	$130,898	$47,320	$781,858
Special Mention	—	—	—	—	—	93	—	93
Substandard	—	—	—	—	—	1,619	333	1,952
Total Residential Mortgages	$17,841	$69,217	$256,092	$188,444	$72,046	$132,610	$47,653	$783,903
YTD Gross Charge-offs	$—	$1	$—	$—	$—	$26	$—	$27

Other Consumer
Pass	$15,443	$7,149	$3,376	$1,525	$3,163	$164	$434	$31,254
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	9	—	21	—	—	—	30
Total Other Consumer	$15,443	$7,158	$3,376	$1,546	$3,163	$164	$434	$31,284
YTD Gross Charge-offs	$97	$29	$590	$220	$16	$16	$—	$968

Construction
Pass	$22,813	$166,405	$146,414	$29,310	$9,074	$11,036	$7,394	$392,446
Special Mention	—	—	—	—	—	54	—	54
Substandard	—	—	292	—	2,134	—	—	2,426
Total Construction	$22,813	$166,405	$146,706	$29,310	$11,208	$11,090	$7,394	$394,926
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$156	$—	$156

Other
Pass	$—	$—	$—	$—	$—	$3,260	$—	$3,260
Special Mention	—	—	—	—	—	—	—	—
Substandard	294,140	—	—	—	—	—	—	294,140
Total Other Loans	$294,140	$—	$—	$—	$—	$3,260	$—	$297,400
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$136,363	$547,505	$853,084	$487,971	$240,673	$857,211	$115,431	$3,238,238
Special Mention	—	—	4,516	—	2,827	213	—	7,556
Substandard	294,140	9	2,444	1,086	2,134	2,230	1,684	303,727
Total Portfolio Loans	$430,503	$547,514	$860,044	$489,057	$245,634	$859,654	$117,115	$3,549,521
Current YTD Period:
YTD Gross Charge-offs	$97	$30	$590	$220	$34	$199	$—	$1,170

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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented:

	June 30, 2024
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$80,206	$280,400	$437,552	$239,903	$134,333	$585,055	$43,337	$1,800,786
Nonperforming	—	—	—	—	—	611	—	611
Total Commercial Real Estate	$80,206	$280,400	$437,552	$239,903	$134,333	$585,666	$43,337	$1,801,397
Commercial and Industrial
Performing	$60	$24,334	$16,318	$28,789	$24,884	$126,864	$18,278	$239,527
Nonperforming	—	—	—	1,065	—	—	19	1,084
Total Commercial and Industrial	$60	$24,334	$16,318	$29,854	$24,884	$126,864	$18,297	$240,611
Residential Mortgages
Performing	$17,841	$69,217	$256,092	$188,444	$72,046	$130,991	$47,321	$781,952
Nonperforming	—	—	—	—	—	1,619	332	1,951
Total Residential Mortgages	$17,841	$69,217	$256,092	$188,444	$72,046	$132,610	$47,653	$783,903
Other Consumer
Performing	$15,443	$7,149	$3,376	$1,525	$3,163	$164	$434	$31,254
Nonperforming	—	9	—	21	—	—	—	30
Total Other Consumer	$15,443	$7,158	$3,376	$1,546	$3,163	$164	$434	$31,284
Construction
Performing	$22,813	$166,405	$146,414	$29,310	$9,074	$11,090	$7,394	$392,500
Nonperforming	—	—	292	—	2,134	—	—	2,426
Total Construction	$22,813	$166,405	$146,706	$29,310	$11,208	$11,090	$7,394	$394,926
Other
Performing	$—	$—	$—	$—	$—	$3,260	$—	$3,260
Nonperforming	294,140	—	—	—	—	—	—	294,140
Total Other Loans	$294,140	$—	$—	$—	$—	$3,260	$—	$297,400
Total Portfolio Loans
Performing	$136,363	$547,505	$859,752	$487,971	$243,500	$857,424	$116,764	$3,249,279
Nonperforming	294,140	9	292	1,086	2,134	2,230	351	300,242
Total Portfolio Loans	$430,503	$547,514	$860,044	$489,057	$245,634	$859,654	$117,115	$3,549,521

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2023
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$259,171	$434,639	$173,873	$142,494	$124,176	$504,037	$30,917	$1,669,307
Nonperforming	—	—	—	—	101	1,223	—	1,324
Total Commercial Real Estate	$259,171	$434,639	$173,873	$142,494	$124,277	$505,260	$30,917	$1,670,631
Commercial and Industrial
Performing	$24,863	$18,061	$37,566	$27,403	$2,636	$137,395	$23,535	$271,459
Nonperforming	—	—	—	18	14	1	19	52
Total Commercial and Industrial	$24,863	$18,061	$37,566	$27,421	$2,650	$137,396	$23,554	$271,511
Residential Mortgages
Performing	$79,247	$250,603	$194,014	$77,805	$43,633	$96,794	$42,550	$784,646
Nonperforming	—	—	1,142	—	860	1,039	242	3,283
Total Residential Mortgages	$79,247	$250,603	$195,156	$77,805	$44,493	$97,833	$42,792	$787,929
Other Consumer
Performing	$22,809	$4,494	$2,412	$3,936	$26	$187	$354	$34,218
Nonperforming	14	6	39	—	—	—	—	59
Total Other Consumer	$22,823	$4,500	$2,451	$3,936	$26	$187	$354	$34,277
Construction
Performing	$118,120	$162,858	$122,087	$10,837	$5,155	$6,340	$8,048	$433,445
Nonperforming	—	—	—	2,090	—	814	—	2,904
Total Construction	$118,120	$162,858	$122,087	$12,927	$5,155	$7,154	$8,048	$436,349
Other
Performing	$—	$—	$—	$—	$—	$3,300	$—	$3,300
Nonperforming	—	—	—		—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,213	$—	$305,213
Total Portfolio Loans
Performing	$504,210	$870,655	$529,952	$262,475	$175,626	$748,053	$105,404	$3,196,375
Nonperforming	14	6	1,181	2,108	975	304,990	261	309,535
Total Portfolio Loans	$504,224	$870,661	$531,133	$264,583	$176,601	$1,053,043	$105,665	$3,505,910
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	June 30, 2024
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,800,335	$411	$40	$451	$611	$1,801,397
Commercial and Industrial	239,464	63	—	63	1,084	240,611
Residential Mortgages	781,065	679	208	887	1,951	783,903
Other Consumer	30,912	188	154	342	30	31,284
Construction	392,500	—	—	—	2,426	394,926
Other	3,260	—	—	—	294,140	297,400
Total	$3,247,536	$1,341	$402	$1,743	$300,242	$3,549,521

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
The Company had no loans past due 90 days or more and still accruing at June 30, 2024 and December 31, 2023. Loans past due 90 days are automatically transferred to nonaccrual status. Loans past due 30 to 89 days and still accruing decreased $4.3 million to $1.7 million at June 30, 2024 compared to December 31, 2023. Construction past due loans decreased $3.4 million partly due to a delinquent construction loan totaling $1.5 million that went permanent to a residential mortgage and is now current in the second quarter of 2024. In addition, a second construction loan in the amount of $1.1 million paid off in the first quarter of 2024. Residential mortgages decreased $1.0 million during the second quarter of 2024.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment for the periods presented:

	June 30, 2024
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$—	$611	$611	$—
Commercial and Industrial	—	1,084	1,084	—
Residential Mortgages	—	1,951	1,951	—
Other Consumer	—	30	30	—
Construction	2,089	337	2,426	—
Other	—	294,140	294,140	—
Total	$2,089	$298,153	$300,242	$—

	December 31, 2023
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$453	$871	$1,324	$—
Commercial and Industrial	—	52	52	—
Residential Mortgages	1,142	2,141	3,283	—
Other Consumer	—	59	59	—
Construction	2,898	6	2,904	—
Other	—	301,913	301,913	—
Total	$4,493	$305,042	$309,535	$—
Nonperforming loans remained significantly elevated at June 30, 2024 and December 31, 2023 due to the aggregate nonperforming loan balance that was reduced from $301.9 million as of March 31, 2024 to $294.1 million as of June 30, 2024 associated with the Bank’s largest lending relationship, that was placed on nonaccrual status during the second quarter of 2023. During the second quarter of 2024, the Bank received payment of $7.8 million, which reduced the Bank’s amortized cost associated with these loans, pursuant to the pathway of curtailment and payoff of the outstanding nonperforming loan agreed between the relevant borrowers and the Bank.
There were no nonaccrual or past due loans related to loans held-for-sale at June 30, 2024 or December 31, 2023.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, management believes delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, management automatically transfers loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as Restructured Loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or greater and/or based on management’s discretion; unless we elect to maintain the loan in the general pool. During the three and six months ended June 30, 2024 and June 30, 2023, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.
The following table presents the amortized cost basis of individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported as provision for credit loss on loans in the period of change.

	June 30, 2024			December 31, 2023
(Dollars in Thousands)	Fair Value - Real Estate	Discounted Cash Flow	Total	Fair Value - Real Estate	Discounted Cash Flow	Total
Commercial Real Estate	$—	$—	$—	$453	$—	$453
Commercial and Industrial	1,065	—	1,065	—	—	—
Residential Mortgages	—	—	—	1,142	—	1,142
Other Consumer	—	—	—	—	—	—
Construction	2,089	—	2,089	2,898	—	2,898
Other	—	294,140	294,140	—	301,913	301,913
Total	$3,154	$294,140	$297,294	$4,493	$301,913	$306,406

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$19,162	$3,061	$11,038	$783	$8,139	$54,353	$96,536
Provision (Recovery) for Credit Losses on Loans	655	133	(312)	336	1,078	(1,399)	491
Charge-offs	—	(1)	(4)	(488)	—	—	(493)
Recoveries	—	1	22	129	—	—	152
Net Recoveries/(Charge-offs)	—	—	18	(359)	—	—	(341)
Balance at End of Period	$19,817	$3,194	$10,744	$760	$9,217	$52,954	$96,686

	Six Months Ended June 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
(Recovery) Provision for Credit Losses on Loans	(56)	(75)	(132)	589	1,581	(1,400)	507
Charge-offs	—	(19)	(27)	(968)	(156)	—	(1,170)
Recoveries	—	2	24	271	—	—	297
Net Charge-offs	—	(17)	(3)	(697)	(156)	—	(873)
Balance at End of Period	$19,817	$3,194	$10,744	$760	$9,217	$52,954	$96,686

	Three Months Ended June 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$18,595	$3,531	$10,419	$1,189	$7,506	$53,454	$94,694
Provision (Recovery) for Credit Losses on Loans	549	(243)	33	401	(861)	206	85
Charge-offs	—	—	(67)	(651)	(42)	—	(760)
Recoveries	—	5	1	119	—	—	125
Net Recoveries / (Charge-offs)	—	5	(66)	(532)	(42)	—	(635)
Balance at End of Period	$19,144	$3,293	$10,386	$1,058	$6,603	$53,660	$94,144

	Six Months Ended June 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	1,152	(691)	1,563	831	(297)	(1,058)	1,500
Charge-offs	—	(1)	(70)	(1,308)	(42)	—	(1,421)
Recoveries	—	5	2	206	—	—	213
Net Recoveries / (Charge-offs)	—	4	(68)	(1,102)	(42)	—	(1,208)
Balance at End of Period	$19,144	$3,293	$10,386	$1,058	$6,603	$53,660	$94,144

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS
The Company uses fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale, equity securities and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, individually evaluated loans, OREO, and certain other assets.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of June 30, 2024, Level 1 fair values are available for each of the Company’s equity securities.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At June 30, 2024 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	June 30, 2024
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	29,590	—	29,590	—
Residential Mortgage-Backed Securities	98,468	—	98,468	—
Commercial Mortgage-Backed Securities	24,038	—	24,038	—
Other Commercial Mortgage-Backed Securities	21,766	—	21,766	—
Asset Backed Securities	132,806	—	132,806	—
Collateralized Mortgage Obligations	159,182	—	159,182	—
States and Political Subdivisions	220,262	—	220,262	—
Corporate Notes	60,213	—	52,726	7,487
Total Securities Available-for-Sale	746,325	—	738,838	7,487
Equity Securities	5,063	5,063	—	—
Derivatives	19,592	—	19,592	—
Total	$770,980	$5,063	$758,430	$7,487

Liabilities
Derivatives	$19,364	$—	$19,364	$—
Total	$19,364	$—	$19,364	$—

	December 31, 2023
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	43,827	—	43,827	—
Residential Mortgage-Backed Securities	99,150	—	99,150	—
Commercial Mortgage-Backed Securities	31,163	—	31,163	—
Other Commercial Mortgage-Backed Securities	21,856	—	21,856	—
Asset Backed Securities	140,006	—	140,006	—
Collateralized Mortgage Obligations	161,533	—	161,533	—
States and Political Subdivisions	222,108	—	222,108	—
Corporate Notes	59,360	—	52,041	7,319
Total Securities Available-for-Sale	779,003	—	771,684	7,319
Derivatives	17,440	—	17,440	—
Total	$796,443	$—	$789,124	$7,319

Liabilities
Derivatives	$17,228	$—	$17,228	$—
Total	$17,228	$—	$17,228	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.5 million that are considered to be Level 3 securities at June 30, 2024 and two totaling $7.3 million at December 31, 2023, attributable to the calculated change in fair value of $0.2 million. The Level 3 fair value is benchmarked to other securities that have observable

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	June 30, 2024
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$2,501	$2,501
Individually Evaluated Loans	$—	$—	$579	$579

	December 31, 2023
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$2,463	$2,463
Individually Evaluated Loans	$—	$—	$—	$—
The Company had $0.6 million in individually evaluated loans measured at fair value on a nonrecurring basis as of June 30, 2024 and zero at December 31, 2023. The Company’s largest lending relationship is classified at June 30, 2024 as an individually evaluated loan with a net carrying amount totaling $241.2 million. The Company utilized various cash flow and discounting assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $52.9 million at June 30, 2024. When evaluating the net carrying value of this credit relationship at June 30, 2024, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2.5 million as of June 30, 2024 and at December 31, 2023, primarily due to sales offset by transfers to OREO from loans. The Company had no write-downs recorded on OREO for the six months ended June 30, 2024 or for the same period in 2023.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	June 30, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$579	Appraisal	Estimated Selling Costs	3.5%	3.5%
Total Individually Evaluated Loans	$579

OREO	$1,212	Appraisals	Estimated Selling Costs	6.0%	6.0%
OREO	1,146	Discounted Internal Valuations	Management's Subject Discount	0.0% - 21.8%	7.6%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Total OREO	$2,501

	December 31, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
OREO	$130	Appraisals	Estimated Selling Costs	6.0%	6.0%
OREO	142	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	2,191	Discounted Internal Valuations	Management’s Subject Discount	0.0% - 24.0%	15.6%
Total OREO	$2,463

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
The carrying values and estimated fair values of our financial instruments at June 30, 2024 and December 31, 2023 are presented in the following tables. Fair values for June 30, 2024 and December 31, 2023 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at June 30, 2024
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$61,746	$40,382	$21,364	$—	$61,746
Securities Available-for-Sale	746,325	—	738,838	7,487	746,325
Equity Securities	5,063	5,063	—	—	5,063
Portfolio Loans, net	3,452,835	—	—	3,218,835	3,218,835
Federal Home Loan Bank Stock, at Cost	14,467	—	—	NA	NA
Other Assets- Interest Rate Derivatives	19,592	—	19,592	—	19,592
Accrued Interest Receivable	18,588	13	4,945	13,630	18,588

Financial Liabilities:
Deposits	$3,881,301	$653,296	$1,465,773	$1,775,687	$3,894,756
Other Liabilities- Interest Rate Derivatives	19,364	—	19,364	—	19,364
FHLB Borrowings	238,000	—	—	236,859	236,859
Accrued Interest Payable	8,157	—	—	8,157	8,157

		Fair Value Measurements at December 31, 2023
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$54,529	$39,676	$14,853	$—	$54,529
Securities Available-for-Sale	779,003	—	771,684	7,319	779,003
Portfolio Loans, net	3,408,858	—	—	3,177,715	3,177,715
Federal Home Loan Bank Stock, at Cost	21,626	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,440	—	17,440	—	17,440
Accrued Interest Receivable	18,877	—	5,368	13,509	18,877

Financial Liabilities:
Deposits	$3,721,915	$685,218	$1,450,046	$1,599,043	$3,734,307
Other Liabilities- Interest Rate Derivatives	17,228	—	17,228	—	17,228
FHLB Borrowings	393,400	—	—	392,696	392,696
Accrued Interest Payable	7,288	—	—	7,288	7,288

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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Value of Derivative Assets (Included in Other Assets)
	June 30, 2024			December 31, 2023
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	4	$1,112	$5	3	$310	$3
Interest Rate Swap Contracts – Commercial Loans	56	375,554	19,587	58	387,144	17,437
Total Derivatives not Designated as Hedging Instruments	60	$376,666	$19,592	61	$387,454	$17,440

	Fair Value of Derivative Liabilities (Included in Other Liabilities)
	June 30, 2024			December 31, 2023
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	4	$1,112	$5	3	$310	$3
Interest Rate Swap Contracts – Commercial Loans	56	375,554	19,359	58	387,144	17,225
Total Derivatives not Designated as Hedging Instruments	60	$376,666	$19,364	61	$387,454	$17,228

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the income (loss) recognized on derivatives for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$5	$5	$2	$5
Forward Sale Contracts – Mortgage Loans	(5)	(5)	(2)	(5)
Interest Rate Swap Contracts – Commercial Loans	2	50	16	(144)
Total Derivative Income (Loss)	$2	$50	$16	$(144)
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
The following table indicates the gross amounts of commercial loan swap derivative assets and derivative liabilities, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(Dollars in Thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$19,587	$17,437	$19,359	$17,225
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	19,587	17,437	19,359	17,225
Gross Amounts Not Offset	—	—	—	—
Net Amount	$19,587	$17,437	$19,359	$17,225
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Noninterest-Bearing Demand	$653,296	$685,218
Interest-Bearing Demand	565,465	481,506
Money Market	500,475	513,664
Savings	399,833	454,876
Certificates of Deposits	1,762,232	1,586,651
Total	$3,881,301	$3,721,915
All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at June 30, 2024 and December 31, 2023 were $273.1 million and $235.0 million, respectively.
At June 30, 2024 and December 31, 2023, total brokered deposits were $115.6 million and $70.0 million, respectively.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	June 30, 2024
3 Months or Less	$417,979
Over 3 Months through 12 Months	1,092,011
Over 1 Year Through 3 Years	163,754
Over 3 Years	88,488
Total	$1,762,232
Overdrafts reclassified to loans were $0.3 million at both June 30, 2024 and December 31, 2023.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $238.0 million Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2024 and $393.4 million at December 31, 2023. FHLB borrowings are fixed and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were 7.6% and 5.6% of total borrowings at June 30, 2024 and December 31, 2023, respectively. Total loans pledged as collateral were $1.6 billion at June 30, 2024 and $1.5 billion at December 31, 2023. There were no securities available-for-sale pledged as collateral at both June 30, 2024 and December 31, 2023.
At June 30, 2024, funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximately $1.1 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $669.5 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $50.0 million at both June 30, 2024 and December 31, 2023, respectively, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional certificate of deposit (“CD”) and brokered deposit markets. The Company did not have outstanding borrowings on these fed funds lines as of June 30, 2024 or December 31, 2023. The Company had the capacity to borrow up to an additional $480.3 million from the FHLB at December 31, 2023.
The following table represents the balance of FHLB borrowings and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
FHLB Borrowings	$238,000	$393,400
Weighted Average Interest Rate	5.05%	5.20%
FHLB Availability	$669,474	$480,266
The following table represents the balance of federal funds purchased and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Federal Fund Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$95,000	$50,000
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to June 30, 2024 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$193,000	5.31%
2 years	45,000	3.96%
3 years	—	—%
4 years	—	—%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$238,000	5.05%
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $698.0 million at June 30, 2024 and $702.3 million at December 31, 2023, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $409.7 million, or 58.7% and $452.2 million, or 64.4%, of the commitments to extend credit at June 30, 2024 and December 31, 2023, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $17.9 million at June 30, 2024 and $19.6 million at December 31, 2023.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Commitments to Extend Credit	$697,985	$702,301
Standby and Performance Letters of Credit	17,943	19,643
Total	$715,928	$721,944
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
Life-of-Loss Reserve on Unfunded Loan Commitments
We maintain a life-of-loss reserve on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The life-of-loss reserve is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The life-of-loan reserve for unfunded commitments is included on our Consolidated Balance Sheets.
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of and for the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at Beginning of Period	$3,150	$2,376	$3,193	$2,292
(Recovery) Provision for Unfunded Commitments	(236)	360	(279)	444
Balance at End of Period	$2,914	$2,736	$2,914	$2,736
Amounts are added or subtracted to the provision for unfunded commitments through a charge or credit to current earnings in the (recovery) provision for unfunded commitments. A recovery of $0.2 million was recorded for the three months ended June 30, 2024, which resulted in a decrease of $0.6 million compared to the provision of $0.4 million for the three months ended June 30, 2023. The decrease in the (recovery) provision for unfunded commitments was primarily due to a decline in construction commitments.
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
Other than as set forth below, as of June 30, 2024, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
Settlement of Certain Justice Disputes
On June 26, 2024, the Bank announced that it had agreed to a pathway of curtailment and payoff of loans outstanding to the Bank owed or guaranteed by James C. Justice, II, Cathy L. Justice and James C. Justice, III, and various entities that are owned or controlled by them (such entities, the “Justice Entities” and collectively, the “Justice Obligors”). In connection with this agreement, several legal proceedings involving the Bank and the Justice Obligors were dismissed, as described below, and the Justice Obligors executed a release that waives all causes of action of any kind that they might claim to have against the Company or the Bank.
Justice Collection Actions
The Bank has been engaged in a variety of collection proceedings (the “Collection Actions”) against James C. Justice, II, Cathy L. Justice, James C. Justice, III and various Justice Entities (collectively, the “Collection Defendants”). On April 20, 2023 and May 15, 2023, the Bank filed in the Circuit Court of the City of Martinsville, Virginia (the “Martinsville Circuit Court”) confessions of judgment against the Collection Defendants with respect to amounts owed on matured promissory notes made or guaranteed by the Collection Defendants with an aggregate principal balance of approximately $301.9 million. On May 12, 2023 and June 7, 2023, the Collection Defendants filed motions to set aside the confessions of judgment that the Bank had filed. On February 21, 2024, the Martinsville Circuit Court issued final orders denying such motions. On February 26, 2024, the Collection Defendants filed a notice of appeal regarding the Martinsville Circuit Court’s order denying such motions.
In connection with the settlement described above, on July 3, 2024, the Collection Defendants withdrew their notices of appeal, and the Collection Defendants have agreed not to challenge further the confessions of judgment or the final orders related thereto issued by the Martinsville Circuit Court.
Justice Federal Court Litigation
On November 10, 2023, the Company, the Bank, and the individual directors of the Company and the Bank were named as defendants in a lawsuit (the “Justice Federal Court Litigation”) filed in the United States District Court for the Southern District of West Virginia by the Collection Defendants. The allegations contained in the Justice Federal Court Litigation related to the matured promissory notes made or guaranteed by the Collection Defendants that have been reduced to judgment in the Martinsville Circuit Court. In the Justice Federal Court Litigation, as plaintiffs the Collection Defendants alleged that the Company, the Bank and to a vicarious and limited extent, the individual directors (i) breached an implied covenant of good faith and fair dealing, (ii) breached fiduciary duties, (iii) tortiously interfered with business relations and (iv) violated anti-tying restrictions of the Bank Holding Company Act of 1956, as amended, and alleged that the individual directors aided and abetted the same. As plaintiffs in the Justice Federal Court Litigation, the Collection Defendants sought monetary damages of not less than $1.0 billion, additional punitive damages and interest on damages as allowed by law, payment of costs, expenses and attorneys’ fees, and a declaratory judgment from the court that certain confessions of judgment, and certain guarantees, be declared void and unenforceable. On December 6, 2023, the Company and the Bank filed a motion to transfer venue of the Justice Federal Court Litigation to the United States District Court for the Western District of Virginia. That motion was granted on April 24, 2024.
In connection with the settlement described above, on June 26, 2024 the Justice Federal Court Litigation was dismissed with prejudice.
Justice Foreclosure Litigation
On February 7, 2024, the Bank was named as a defendant in a lawsuit (the “Justice Foreclosure Litigation”) filed in the Circuit Court of Greenbrier County, West Virginia (the “Greenbrier Circuit Court”) by The Greenbrier Sporting Club Development Company, Inc. and The Greenbrier Sporting Club, Inc. (collectively, “Sporting Club”). The Justice Foreclosure Litigation related to a deed of trust (the “Trust Deed”) granted by Sporting Club in favor of the Bank. The trustee under this deed of trust was also named as a defendant. In the Justice Foreclosure Litigation, Sporting Club requested that the Greenbrier Circuit Court issue declaratory judgments that the Trust Deed was invalid and unenforceable, that the Notice of Sale (defined below) was invalid and of no effect, and that the trustee and the Bank could not sell the property described in the Notice of Sale. Sporting Club also requested that the Greenbrier Circuit Court issue a declaratory judgment that the debts secured by the Trust Deed were not payable and therefore no trustee sale was permitted, or alternatively that Sporting Club was entitled to final

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
adjudication of the Justice Federal Court Litigation before any sale of property by the trustee under the Trust Deed might proceed.
On or about February 6, 2024, a notice of sale (the “Notice of Sale”) was published in multiple newspapers regarding the proposed sale by the Trustee of certain real estate encumbered by the Trust Deed. On February 16, 2024, the Bank voluntarily cancelled the proposed sale by the Trustee of the real estate encumbered by the Trust Deed.
In connection with the settlement described above, on June 28, 2024 the Justice Foreclosure Litigation was dismissed with prejudice.
GLAS Federal Court Litigation
On February 12, 2024, the Bank was named as a defendant in a lawsuit (the “GLAS Federal Court Litigation”) filed in the United States District Court for the Western District of Virginia by GLAS Trust Company LLC (“GLAS”). The allegations contained in the GLAS Federal Court Litigation relate to a series of financing transactions that occurred in 2018 between Bluestone Resources, Inc. (“Bluestone Resources”), its subsidiary Bluestone Coal Sales Corporation (“Bluestone Sales”, and together with Bluestone Resources and their respective affiliates, the “Bluestone Entities”), and Greensill (UK) Limited, Ltd. (“Greensill”). The Bluestone Entities are owned and controlled by James C. Justice, II and James C. Justice, III. In the GLAS Federal Court Litigation, GLAS alleges that it serves as trustee for investors that acquired notes via a series of securities transactions that repackaged the Bluestone Entities’ obligations to repay Greensill and sold them to those investors. In the GLAS Federal Court Litigation, GLAS alleges that certain transfers to the Bank executed during 2018 by the Bluestone Entities or Greensill, which in the aggregate total approximately $226 million, each constitute either a fraudulent conveyance, or a voluntary conveyance, under Virginia law. In the GLAS Federal Court Litigation, GLAS seeks an award equal to the full amount of such fraudulent conveyances and/or voluntary conveyances plus interest and payment of attorneys’ fees and costs. On March 29, 2024, the Bank filed a motion to dismiss the original complaint filed by GLAS due to lack of subject matter jurisdiction and failure to assert facts sufficient to support the claims alleged by GLAS. Subsequently, GLAS filed an amended complaint on April 19, 2024, which contains substantively similar allegations regarding fraudulent and/or voluntary conveyances, and seeks the same relief, in each case as the original complaint. On May 13, 2024, the Bank filed a motion to dismiss the amended complaint filed by GLAS on similar grounds.
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
During the course of the Bank’s lending transactions with James C. Justice, II, Cathy L. Justice and James C. Justice, III, and various Justice Entities, each of James C. Justice, II, Cathy L. Justice and James C. Justice, III and all Collection Defendants agreed (the “Justice Indemnity Agreement”) to indemnify, defend and hold harmless the Bank from damages, claims, liabilities, losses, and expenses incurred in connection with certain claims that may be asserted against the Bank, including the claims that are asserted in the GLAS Federal Court Litigation. These indemnity obligations are supported by substantial pledged collateral. The Company and the Bank intend to pursue vigorously all remedies available to the Bank under the Justice Indemnity Agreement.
The Company cannot reasonably estimate the ultimate outcome or timing of, or possible losses resulting from, the GLAS Federal Court Litigation or any related legal proceedings that may commence, and cannot conclude if the outcome of any of these matters would have a material impact to the Company.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects:

(Dollars in Thousands)	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Gains (Losses) Arising during the period	$250	$(59)	$191	$(11,036)	$2,417	$(8,619)
Reclassification Adjustment for Gains included in Net Income	(36)	8	(28)	(3)	1	(2)
Other Comprehensive Income (Loss)	$214	$(51)	$163	$(11,039)	$2,418	$(8,621)

(Dollars in Thousands)	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Pre-Tax Amount		Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Net Unrealized Gains Arising during the period	$2,369		$(535)	$1,834	$4,597	$(973)	$3,624
Reclassification Adjustment for (Gains) Losses included in Net Income	(36)		8	(28)	9	(2)	7
Other Comprehensive Income	$2,333	$—	$(527)	$1,806	$4,606	$(975)	$3,631
NOTE 12 – STOCK REPURCHASE PLAN
The Company was active in share repurchase activity and repurchased 1,000,000 shares of its common stock at a total cost of $14.2 million, or an average price of $14.16 per share during the year ended December 31, 2023. On March 29, 2023, the Company's Board of Directors authorized a new share repurchase program (the “2023 Program”) which took effect starting May 1, 2023, after the expiration of the previous repurchase program (the “2022 Program”), which was originally authorized through August 1, 2023, but was fully exhausted as of March 10, 2023. The Board of Directors authorized the repurchase of 1,000,000 shares of common stock under the 2023 Program and on August 31, 2023 reached the maximum number of shares that could be purchased under the 2023 Program. The Company’s Board of Directors has not authorized a new repurchase program as of June 30, 2024.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand Carter Bankshares, Inc., our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and six month periods ended June 30, 2024 and June 30, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
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
•the outcome of pending and future litigation and/or governmental proceedings, including the outcome of lawsuits     related to the largest nonperforming loan (“NPL”) relationship;
•increasing price and product/service competition;
•the ability to continue to introduce competitive new products and services on a timely, cost-effective basis;
•managing our internal growth and acquisitions;
•the possibility that the anticipated benefits from acquisitions cannot be fully realized in a timely manner or at all, or that integrating acquired operations will be more difficult, disruptive or more costly than anticipated;
•the soundness of other financial institutions and any indirect exposure related to recent large bank failures and their impact on the broader market through other customers, suppliers and partners or that the conditions which resulted in the liquidity concerns with those failed banks may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships with;
•material increases in costs and expenses;
•reliance on significant customer relationships;
•general economic or business conditions, including unemployment levels, supply chain disruptions and slowdowns in economic growth;
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
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2024 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.5 billion at June 30, 2024. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation, (“FDIC”) insured, Virginia state-chartered bank, which operates 65 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
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
The Company is focused on executing this strategy to successfully build our new brand and grow our business in our current markets as well as any new markets we may enter. As part of executing this strategy, the Company continues to dedicate significant resources to the ultimate resolution of the Company’s nonaccrual loans, the significant majority of which are related to a single large lending relationship that the Company placed on nonaccrual status in the second quarter of 2023, in a manner that best protects the Company, the Bank and shareholders. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
During the second quarter of 2024 the federal court lawsuit filed against the Company and the Bank by West Virginia Governor James C. Justice II, his wife Cathy L. Justice, his son James C. Justice, III, and related entities that he and/or they own (collectively, the “Justice Entities”) was dismissed with prejudice. In connection with the dismissal of this litigation, the Justice Entities have agreed upon a pathway of curtailment and payoff of the outstanding loans with the Bank. The Justice Entities have already started that process of curtailment, and the aggregate nonperforming loan balance associated with the Justice Entities has been reduced from $301.9 million as of March 31, 2024 to $294.1 million as of June 30, 2024.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended June 30, 2024
•Net interest income increased $1.4 million, or 5.2% compared to the three months ended June 30, 2023, primarily due to an 84 basis point increase in the yield on earning assets offset by a 98 basis point increase in funding costs;
•The provision for credit losses increased $0.4 million for the three months ended June 30, 2024, compared to the same period in 2023;
•Total noninterest income increased $0.5 million to $5.5 million for the three months ended June 30, 2024, compared to the same period in 2023;
•Total noninterest expense increased $1.9 million to $27.4 million for the three months ended June 30, 2024 compared to the same period in 2023; and
•Provision for income taxes increased $1.1 million for the three months ended June 30, 2024 compared to the same period in 2023.
Highlights for the Six Months Ended June 30, 2024
•Net interest income decreased $11.0 million, or 16.3%, to $56.5 million for the six months ended June 30, 2024 compared to the same period in 2023. The decline in net interest income was significantly driven by the Bank’s largest NPL relationship that was placed on nonaccrual status during the second quarter of 2023, which negatively impacted interest income by $18.4 million for the six months ended June 30, 2024 and by $11.3 million for the same period in

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
2023. Funding costs increased 127 basis points, offset by an increase of 36 basis points on the yield on earning assets for the six months ended June 30, 2024 compared to the same period in 2023;
•The provision for credit losses decreased $1.0 million to $0.5 million for the six months ended June 30, 2024 compared to the same period in 2023;
•Total noninterest income increased $0.8 million to $10.6 million for the six months ended June 30, 2024 compared to the same period in 2023;
•Total noninterest expense increased $4.6 million to $53.7 million for the six months ended June 30, 2024 compared to the same period in 2023; and
•Provision for income taxes decreased $2.0 million to $2.5 million for the six months ended June 30, 2024 compared to the same period in 2023.
Balance Sheet Highlights (period-end balances, June 30, 2024 compared to December 31, 2023)
•The securities portfolio decreased $32.7 million and is currently 16.5% of total assets compared to 17.3% of total assets;
•Total portfolio loans increased $43.6 million, or 2.5%, on an annualized basis, primarily due to loan growth in the commercial real estate (“CRE”) segment during the six months ended June 30, 2024 and was muted by $80.0 million in loan payoffs of two large commercial real estate loans;
•The portfolio loans to deposit ratio was 91.5%, compared to 94.2%;
•At June 30, 2024, nonperforming loans declined by $9.3 million to $300.2 million since December 31, 2023. Nonperforming loans as a percentage of total portfolio loans were 8.46% compared to 8.83%. The decline is due to $7.8 million of curtailment payments made by the Banks’s largest nonperforming lending relationship that was placed on nonaccrual status during the second quarter of 2023. These loans are contained in the Other segment with an aggregate principal balance of $294.1 million as of June 30, 2024 and comprise 98.0% of nonperforming loans at June 30, 2024;

•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 2.72% compared to 2.77%. The ACL on portfolio loans totaled $96.7 million at June 30, 2024, compared to $97.1 million at December 31, 2023.
•Total deposits increased $159.4 million, or 8.61% on an annualized basis, compared to December 31, 2023; and

•Federal Home Loan Bank (“FHLB”) borrowings decreased $155.4 million to $238.0 million at June 30, 2024 compared to $393.4 million at December 31, 2023 primarily due to liquidity provided by deposit growth.
The Company reported net income of $4.8 million or $0.21 diluted earnings per common share (“EPS”) for the three months ended June 30, 2024 compared to net income of $5.7 million, or $0.24 diluted EPS for the same period in 2023.
The Company’s financial results continue to be significantly impacted by the Bank’s largest NPL relationship that was placed on nonaccrual status during the second quarter of 2023, which has an aggregate principal balance of $294.1 million as of June 30, 2024. As a result, interest income was negatively impacted by $9.1 million and $11.3 million during the second quarter of 2024 and 2023, respectively. Interest income has been negatively impacted by $48.4 million in the aggregate since placement of these loans on nonaccrual status during the second quarter of 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
PERFORMANCE RATIOS	2024	2023	2024	2023
Return on Average Assets	0.43%	0.52%	0.47%	1.01%
Return on Average Shareholders’ Equity	5.40%	6.38%	5.99%	12.45%
Portfolio Loans to Deposit Ratio	91.45%	93.03%	91.45%	93.03%
Allowance for Credit Losses to Total Portfolio Loans	2.72%	2.83%	2.72%	2.83%
Nonperforming Loans to Portfolio Loans	8.46%	9.33%	8.46%	9.33%

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
Net interest income and the net interest margin are presented on an FTE basis. The FTE basis (non-GAAP) adjusts net interest income and net interest margin for the tax benefit of income on certain tax-exempt loans and securities using the applicable federal statutory tax rate for each period (which was 21% for the periods presented). The Company believes this FTE basis presentation provides a relevant comparison between taxable and non-taxable sources of interest income. Refer to the “Explanation of Use of Non-GAAP Financial Measures” above for additional discussion regarding the non-GAAP measures used in this Quarterly Report on Form 10-Q.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Interest Income (FTE)(Non-GAAP)
Interest and Dividend Income (GAAP)	$54,583	$43,716	$108,632	$95,671
Tax Equivalent Adjustment	197	257	403	521
Interest and Dividend Income (FTE) (Non-GAAP)	54,780	43,973	109,035	96,192
Average Earning Assets	$4,437,077	$4,261,652	$4,433,049	$4,224,116
Yield on Interest-earning Assets (GAAP)	4.95%	4.11%	4.93%	4.57%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	4.97%	4.14%	4.95%	4.59%

Net Interest Income (GAAP)	$28,092	$26,711	$56,511	$67,496
Tax Equivalent Adjustment	197	257	403	521
Net Interest Income (FTE) (Non-GAAP)	28,289	26,968	56,914	68,017
Average Earning Assets	$4,437,077	$4,261,652	$4,433,049	$4,224,116
Net Interest Margin (GAAP)	2.55%	2.51%	2.56%	3.22%
Net Interest Margin (FTE) (Non-GAAP)	2.56%	2.54%	2.58%	3.25%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$31,083	$420	5.43%	$17,902	$215	4.82%
Tax-Free Investment Securities(2)	11,779	86	2.94%	27,894	210	3.02%
Taxable Investment Securities	841,787	7,721	3.69%	912,292	7,688	3.38%
Total Securities	853,566	7,807	3.68%	940,186	7,898	3.37%
Tax-Free Loans(1)(2)	105,487	854	3.26%	126,453	1,016	3.22%
Taxable Loans(1)(3)	3,430,330	45,395	5.32%	3,157,780	34,529	4.39%
Total Loans	3,535,817	46,249	5.26%	3,284,233	35,545	4.34%
Federal Home Loan Bank Stock	16,611	304	7.36%	19,331	315	6.54%
Total Interest-Earning Assets	4,437,077	$54,780	4.97%	4,261,652	$43,973	4.14%
Noninterest Earning Assets	91,648			97,525
Total Assets	$4,528,725			$4,359,177

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$532,700	$1,689	1.28%	$490,423	$659	0.54%
Money Market	510,828	3,926	3.09%	414,852	1,858	1.80%
Savings	411,457	145	0.14%	566,312	151	0.11%
Certificates of Deposit	1,731,358	16,963	3.94%	1,396,307	9,114	2.62%
Total Interest-Bearing Deposits	3,186,343	22,723	2.87%	2,867,894	11,782	1.65%
Federal Home Loan Bank Borrowings	283,154	3,675	5.22%	405,443	5,080	5.03%
Federal Funds Purchased	—	—	—%	5,363	71	5.31%
Other Borrowings	8,460	93	4.42%	6,163	72	4.69%
Total Borrowings	291,614	3,768	5.20%	416,969	5,223	5.02%
Total Interest-Bearing Liabilities	3,477,957	26,491	3.06%	3,284,863	17,005	2.08%
Noninterest-Bearing Liabilities	693,336			715,576
Shareholders' Equity	357,432			358,738
Total Liabilities and Shareholders' Equity	$4,528,725			$4,359,177
Net Interest Income(2)		$28,289			$26,968
Net Interest Margin(2)			2.56%			2.54%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Dollars in Thousands)	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$27,606	$755	5.50%	$17,023	$415	4.92%
Tax-Free Investment Securities(2)	11,799	171	2.91%	28,491	415	2.94%
Taxable Investment Securities	847,664	15,464	3.67%	916,439	15,081	3.32%
Total Securities	859,463	15,635	3.66%	944,930	15,496	3.31%
Tax-Free Loans(1)(2)	108,479	1,751	3.25%	129,580	2,069	3.22%
Taxable Loans(1)(3)	3,418,994	90,212	5.31%	3,115,799	77,657	5.03%
Total Loans	3,527,473	91,963	5.24%	3,245,379	79,726	4.95%
Federal Home Loan Bank Stock	18,507	682	7.41%	16,784	555	6.67%
Total Interest-Earning Assets	4,433,049	$109,035	4.95%	4,224,116	$96,192	4.59%
Noninterest Earning Assets	91,409			94,549
Total Assets	$4,524,458			$4,318,665

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$514,376	$2,801	1.10%	$490,518	$1,156	0.48%
Money Market	517,862	7,922	3.08%	445,654	3,112	1.41%
Savings	425,616	282	0.13%	604,004	316	0.11%
Certificates of Deposit	1,683,589	32,435	3.87%	1,339,269	14,717	2.22%
Total Interest-Bearing Deposits	3,141,443	43,440	2.78%	2,879,445	19,301	1.35%
Federal Home Loan Bank Borrowings	324,968	8,494	5.26%	345,834	8,475	4.94%
Federal Funds Purchased	—	—	—%	9,831	247	5.07%
Other Borrowings	8,081	187	4.65%	6,305	152	4.86%
Total Borrowings	333,049	8,681	5.24%	361,970	8,874	4.94%
Total Interest-Bearing Liabilities	3,474,492	52,121	3.02%	3,241,415	28,175	1.75%
Noninterest-Bearing Liabilities	693,814			726,656
Shareholders' Equity	356,152			350,594
Total Liabilities and Shareholders' Equity	$4,524,458			$4,318,665
Net Interest Income(2)		$56,914			$68,017
Net Interest Margin(2)			2.58%			3.25%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.
Net interest income increased to $28.1 million for the three months ended June 30, 2024 from $26.7 million for the same period in 2023. Net interest income, on an FTE basis (non-GAAP), increased $1.3 million, or 4.9%, to $28.3 million for the three months ended June 30, 2024 compared to $27.0 million for the same period in 2023. The increase is primarily a result of an increase in average interest-earning assets of $175.4 million with the yield on average interest-earning assets increasing 83 basis points as well as a decline in the negative impact of the Bank’s largest NPL of $2.2 million in the second quarter of 2024, offset by an increase of 98 basis points in funding costs. Net interest income decreased to $56.5 million for the six months ended June 30, 2024 from $67.5 million for the same period in 2023. Net interest income, on an FTE basis (non-GAAP), decreased $11.1 million, or 16.3%, to $56.9 million for the six months ended June 30, 2024 compared to $68.0 million for the same period in 2023. The decline in net interest income and net interest margin were significantly driven by the aforementioned large NPL relationship, which negatively impacted interest income by $18.4 million for the six months ended June 30, 2024 as compared to $11.3 million for the same period in 2023. Funding costs increased 127 basis points, partially offset by an increase of 36 basis points on the yield on earning assets for the six months ended June 30, 2024 compared to the same period in 2023. During the six months ended June 30, 2024, $760.6 million of CDs matured and repriced from an average rate of 4.30% to an average rate of 4.41%.
Interest income increased to $54.6 million for the three months ended June 30, 2024 from $43.7 million compared to the same period in 2023. Interest income, on an FTE basis (non-GAAP), increased $10.8 million, or 24.6%, to $54.8 million for the three months ended June 30, 2024 compared to $44.0 million for the same period in 2023, resulting from an increase in average interest-earning assets of $175.4 million, while the yield on average interest-earning assets increased 83 basis points. Average interest-earning assets increased primarily due to average loan growth of $272.6 million in taxable loans and an increase of $13.2 million in interest-bearing deposits with banks during the second quarter of 2024, and was partially offset by a decrease

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
of $86.6 million in average investment securities and a decrease of $2.7 million in FHLB stock. The Bank’s largest NPL relationship negatively impacted interest income by $9.1 million in the second quarter of 2024 and was negatively impacted by $11.3 million in the second quarter of 2023. Interest income increased to $108.6 million for the six months ended June 30, 2024 from $95.7 million compared to the same period in 2023. Interest income, on an FTE basis (non-GAAP), increased $12.8 million, or 13.4%, to $109.0 million for the six months ended June 30, 2024 compared to $96.2 million for the same period in 2023, resulting from average loan growth of $303.2 million in taxable loans.
The change in average investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal curtailments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of June 30, 2024, the securities portfolio was comprised of 46.1% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months. We believe having a significant percentage of variable rate securities is an important strategy during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate strategy has limited the impact of rising rates on the Company’s unrealized losses on debt securities. With interest rates likely peaking, the Bank may alter this interest rate mix strategy going forward.
Interest expense of $26.5 million for the three months ended June 30, 2024 increased $9.5 million, or 55.8% compared to the same period in 2023, primarily due to an increase in average interest-bearing deposits of $318.4 million. The increase in average-bearing deposits reflected solid growth in average CDs of $335.0 million, an increase of $96.0 million in average money market accounts and an increase of $42.3 million in interest-bearing demand accounts, offset by a decrease of $154.9 million in savings accounts as customer preferences shifted from lower cost non-maturing deposits to higher-yielding money market and CD products. Interest expense of $52.1 million for the six months ended June 30, 2024 increased $23.9 million, or 85.0% compared to the same period in 2023, primarily due to an average increase in CDs of $344.3 million. During the second quarter of 2024, $286.8 million of CDs matured and repriced from an average rate of 4.32% to an average rate of 4.39%. Additionally, FHLB borrowings decreased $122.3 million and the cost of these borrowings increased 19 basis points for the three months ended June 30, 2024 compared to the same period in 2023.
The net interest margin increased four basis points to 2.55% for the three months ended June 30, 2024 compared to 2.51% for the same period in 2023. Net interest margin, on an FTE basis, increased two basis points to 2.56% for the three months ended June 30, 2024 compared to 2.54% for the same period in 2023. The increase in net interest margin continues to be significantly impacted by the Bank’s largest lending relationship remaining on nonaccrual status since the second quarter of 2023. The net interest margin decreased 66 basis points to 2.56% for the six months ended June 30, 2024 compared to 3.22% for the same period in 2023. Net interest margin, on an FTE basis, decreased 67 basis points to 2.58% for the six months ended June 30, 2024 compared to 3.25% for the same period in 2023. The decline in net interest income and net interest margin was significantly driven by the aforementioned NPL relationship, which negatively impacted interest income by $18.4 million for the six months ended June 30, 2024 as compared to $11.3 million for the same period in 2023. Funding costs increased 127 basis points, offset by an increase of 36 basis points on the yield on earning assets for the six months ended June 30, 2024 compared to the same period in 2023. During the six months ended June 30, 2024, $760.6 million of CDs matured and repriced from an average rate of 4.30% to an average rate of 4.41%.
Since the beginning of 2023, there has been continued pressure on our cost of funds due to the shift from non-maturing deposits to higher yielding CDs, money markets and higher-cost borrowings driven by the ongoing inversion of the yield curve, which has negatively impacted our net interest margin. During the three months ended June 30, 2024, this trend began to stabilize and we believe it will continue to stabilize in the coming quarters. Our balance sheet is currently exhibiting characteristics of a slightly liability sensitive position due to the short-term nature of our deposit portfolio and FHLB borrowings. Specifically, 91.70% of our CD portfolio and 81.1% of our outstanding FHLB borrowings will mature and reprice over the next twelve months. This strategy gives us flexibility to manage the structure and pricing of our deposit and borrowing portfolios to reduce future funding costs should the Federal Open Market Committee (“FOMC”) begin cutting short-term rates later this year and during the remainder of 2024.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2024 Compared to June 30, 2023			Six Months Ended June 30, 2024 Compared to June 30, 2023
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$175	$30	$205	$284	$56	$340
Tax-free Investment Securities(2)	(118)	(6)	(124)	(242)	(2)	(244)
Taxable Investment Securities	(619)	652	33	(1,182)	1,565	383
Total Securities	(737)	646	(91)	(1,424)	1,563	139
Tax-free Loans(1)(2)	(170)	8	(162)	(340)	22	(318)
Taxable Loans(1)	3,163	7,703	10,866	7,833	4,722	12,555
Total Loans	2,993	7,711	10,704	7,493	4,744	12,237
Federal Home Loan Bank Stock	(47)	36	(11)	60	67	127
Total Interest-Earning Assets	$2,384	$8,423	$10,807	$6,413	$6,430	$12,843

Interest Paid on:
Interest-Bearing Demand	$61	$969	$1,030	$59	$1,586	$1,645
Money Market	505	1,563	2,068	576	4,234	4,810
Savings	(47)	41	(6)	(106)	72	(34)
Certificates of Deposit	2,542	5,307	7,849	4,509	13,209	17,718
Total Interest-Bearing Deposits	3,061	7,880	10,941	5,038	19,101	24,139
Federal Home Loan Bank Borrowings	(1,581)	176	(1,405)	(528)	547	19
Federal Funds Purchased	(71)	—	(71)	(247)	—	(247)
Other Borrowings	25	(4)	21	41	(6)	35
Total Borrowings	(1,627)	172	(1,455)	(734)	541	(193)
Total Interest-Bearing Liabilities	1,434	8,052	9,486	4,304	19,642	23,946
Change in Net Interest Margin(2)	$950	$371	$1,321	$2,109	$(13,212)	$(11,103)
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:

(Dollars in Thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Provision for Credit Losses	$491	$85	$406	$507	$1,500	$(993)
(Recovery) Provision for Unfunded Commitments	(236)	360	(596)	(279)	444	(723)
Total Provision for Credit Losses on Loans	255	445	(190)	228	1,944	(1,716)
Provision for Securities	—	—	—	—	—	—
Total Provision for Credit Losses	$255	$445	$(190)	$228	$1,944	$(1,716)

Net Loan Charge-offs	$341	$635	$(294)	$873	$1,208	$(335)
Net Loan Charge-offs (annualized) / Average Portfolio Loans	0.04%	0.08%		0.05%	0.08%
The provision for credit losses increased $0.4 million and decreased $1.0 million for the three and six months ended June 30, 2024, respectively compared to the same periods in 2023. The increase in the provision for credit losses compared to the three months ended 2023 was primarily driven by loan growth, net charge-offs and a $0.5 million reserve on a new individually evaluated loan in the second quarter of 2024, offset by $1.4 million of other segment reserves released related to the $7.8

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
million of curtailment payments made by the Bank’s largest nonperforming lending relationship that was placed on nonaccrual status during the second quarter of 2023. The decrease for the six months ended June 30, 2024 in the provision for credit losses was primarily driven by the aforementioned $1.4 million of other segment reserves released related to the aforementioned $7.8 million of curtailment payments made by the Bank’s largest NPL relationship during the second quarter of 2024 and lower loan growth in 2024, offset by the $0.5 million reserve on the new individually evaluated loan.
The (recovery) provision for unfunded commitments for the three and six months ended June 30, 2024 were recoveries of $0.2 million and $0.3 million, respectively compared to provisions of $0.4 million in both the three and six months ended June 30, 2023. The declines in both the three and six months ended June 30, 2024 were due to decreased commitments in construction loans during the periods.
Net charge-offs were $0.3 million and $0.9 million for the three and six months ended June 30, 2024 compared to $0.6 million and $1.2 million for the same periods in 2023. During the three and six months ended June 30, 2024 and June 30, 2023, net charge-offs were concentrated in the other consumer loan segment. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.04% and 0.05% for the three and six months ended 2024 and 0.08% for both the three and six months ended June 30, 2023. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs and refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our ACL.
Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gains (Losses) on Sales of Securities, net	$36	$3	$33	N/M	$36	$(9)	$45	N/M
Service Charges, Commissions and Fees	1,852	1,759	93	5.3%	3,727	3,597	130	3.6%
Debit Card Interchange Fees	1,933	1,934	(1)	(0.1)%	4,019	4,039	(20)	(0.5)%
Insurance Commissions	934	508	426	83.9%	1,548	682	866	127.0%
Bank Owned Life Insurance Income	365	341	24	7.0%	713	680	33	4.9%
Commercial Loan Swap Fee Income	—	—	—	—%	—	114	(114)	(100.0)%
Other	413	483	(70)	(14.5)%	535	660	(125)	(18.9)%
Total Noninterest Income	$5,533	$5,028	$505	10.0%	$10,578	$9,763	$815	8.3%
N/M Not Meaningful
Total noninterest income increased $0.5 million, or 10.0%, to $5.5 million for the three months ended June 30, 2024 and increased $0.8 million, or 8.3%, to $10.6 million for the six months ended June 30, 2024 when compared to the same periods in 2023. The increase for the three months ended June 30, 2024 was primarily due to an increase of $0.4 million in insurance commissions and $0.1 million increase on service charges, commissions and fees, offset by a decrease of $0.1 million in other noninterest income. During the three months ended June 30, 2024, we recognized an unrealized fair value gain of $63.3 thousand on equity securities. This unrealized fair value gain is recorded in other noninterest income.
The most significant increase during the six months ended June 30, 2024 was $0.9 million higher insurance commissions. Also impacting the year-to-date increase was $0.1 million higher service charges, commissions and fees, offset by a decrease of $0.1 million in other noninterest income, as well as a decline of $0.1 million in commercial loan swap fee income as activity has declined due to the interest rate environment.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and Employee Benefits	$14,216	$13,649	$567	4.2%	$28,416	$27,301	$1,115	4.1%
Occupancy Expense, net	3,793	3,601	192	5.3%	7,541	7,001	540	7.7%
FDIC Insurance Expense	1,566	702	864	123.1%	3,253	1,343	1,910	142.2%
Other Taxes	894	786	108	13.7%	1,797	1,590	207	13.0%
Advertising Expense	528	431	97	22.5%	885	770	115	14.9%
Telephone Expense	342	412	(70)	(17.0)%	759	839	(80)	(9.5)%
Professional and Legal Fees	1,542	1,659	(117)	(7.1)%	3,055	2,493	562	22.5%
Data Processing	1,234	1,058	176	16.6%	2,125	1,778	347	19.5%
Debit Card Expense	808	771	37	4.8%	1,564	1,250	314	25.1%
Other	2,523	2,467	56	2.3%	4,308	4,747	(439)	(9.2)%
Total Noninterest Expense	$27,446	$25,536	$1,910	7.5%	$53,703	$49,112	$4,591	9.3%
Total noninterest expense increased $1.9 million to $27.4 million for the three months ended June 30, 2024 compared to the same period in 2023. The most significant variance for the comparable period related to higher FDIC insurance expenses of $0.9 million due to the deterioration in asset quality as a direct result of the large NPL relationship, which is a component used to determine the assessment. Other increases included, a $0.6 million increase in salaries and employee benefits, an increase of $0.2 million in occupancy expenses, $0.2 million in data processing expenses and a $0.1 million increase in other taxes. Salaries and employee benefits increased related to higher salary expense due to fewer open positions in retail, job grade assessment increases and normal merit increases. The variance in occupancy relates primarily to general inflationary cost increases for existing and new service agreements, as well as lease expense on a newly opened office in the second quarter of 2024. The increase in data processing related to higher third party costs.
As compared to the six months ended June 30, 2024, the most significant increases in total noninterest expense, and similar variances to the same period in 2023, was an increase of $1.9 million in FDIC insurance expense, which was a direct result of the aforementioned large NPL relationship, an increase of $1.1 million in salaries and employee benefits, and an increase of $0.5 million in occupancy expenses. However, the year-to-date variance was also impacted by a $0.6 million increase in professional and legal fees as a result of the large NPL relationship and an increase of $0.3 million in debit card expense. The variance in debit card expenses was primarily related to discounts received in March of 2023.
Provision for Income Taxes
The provision for income taxes increased $1.1 million and decreased $2.0 million to $1.1 million and $2.5 million for the three and six months ended June 30, 2024, respectively when compared to the same periods in 2023. Pre-tax income increased $0.2 million and decreased $13.0 million for the three and six months ended June 30, 2024, respectively when compared to the same periods in 2023. The effective tax rate was 18.9% and 19.3% for the three and six months ended June 30, 2024, respectively compared to 0.9% and 17.4% for the same periods in 2023. The increase in the effective tax rate for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily related to changes in pre-tax income, partially offset by higher levels of tax credits in 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).
Financial Condition
June 30, 2024
Total assets increased $20.0 million, to $4.5 billion at June 30, 2024 compared to December 31, 2023. Cash and due from banks increased $7.2 million to $61.7 million at June 30, 2024 compared to $54.5 million at December 31, 2023. Total portfolio loans increased $43.6 million, or 2.5% on an annualized basis, to $3.5 billion at June 30, 2024 compared to December 31, 2023 primarily due to loan growth in the CRE loan segment during the six months ended June 30, 2024. Loan growth was muted by $80.0 million in loan payoffs of two large commercial real estate loans in the first quarter of 2024. The variances in loan segments for portfolio loans related to increases of $130.7 million in CRE loans, offset by decreases in all the other loan

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
segments, such as a $41.4 million decrease in construction loans, a $30.9 million decrease in C&I loans, a $7.8 million decrease in the other loan segment due to curtailment payments made by the Bank’s largest NPL relationship, a $4.0 million decrease in residential mortgages and a $3.0 million decrease in other consumer loans.
The securities portfolio decreased $32.7 million and is currently 16.5% of total assets at June 30, 2024 compared to 17.3% of total assets at December 31, 2023. The decrease is due to ongoing maturities, principal curtailments, sales of available for sale securities and changes in market values driven by fluctuations in intermediate treasury yields. During the six months ended June 30, 2024 there was one new security purchase of $8.6 million and one sale of two bonds with a book value of 10.6 million. As of June 30, 2024, the securities portfolio was comprised of 46.1% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months. At June 30, 2024, total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $89.3 million of gross unrealized losses. Refer to the “Securities Activity” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
During the second quarter of 2024, the Company purchased $5.0 million of equity securities with carrying value totaling $5.1 million at June 30, 2024. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts. The Company’s investment in the mutual fund is eligible for investment credit under the Community Reinvestment Act.
FHLB stock, at cost decreased $7.2 million to $14.5 million at June 30, 2024 compared to December 31, 2023. The decrease is due to a lower level of FHLB borrowings due to deposit growth that funded paydowns of FHLB borrowings. Closed retail bank offices had a book value of $1.3 million at June 30, 2024 and $2.3 million at December 31, 2023 included in OREO on the Consolidated Balance Sheets.
Total deposits increased $159.4 million, or 8.6% on an annualized basis, to $3.9 billion at June 30, 2024 compared to December 31, 2023. The increase in deposits was primarily due to a $175.5 million increase in CDs and an increase of $84.0 million in interest-bearing demand accounts, offset by a decrease of $55.0 million in savings accounts, a decrease of $31.9 million in noninterest-bearing demand accounts and a decrease of $13.2 million in money market accounts. The Company had $115.6 million brokered CDs at June 30, 2024, compared to $70.0 million at December 31, 2023.

At June 30, 2024, noninterest-bearing deposits comprised 16.8% of total deposits compared to 18.4% at December 31, 2023 and 19.3% at June 30, 2023. CDs comprised 45.4%, 42.6% and 40.5% of total deposits at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. As of June 30, 2024, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 82.8% of our total deposits of $3.9 billion were insured under standard FDIC insurance coverage limits, and approximately 17.2% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.4% of retail deposits.

FHLB borrowings decreased $155.4 million to $238.0 million at June 30, 2024 compared to $393.4 million at December 31, 2023 primarily due to deposit growth that funded paydowns of FHLB borrowings. The Company had no outstanding federal funds purchased at June 30, 2024 and December 31, 2023.
Total capital of $364.4 million at June 30, 2024, reflects an increase of $13.2 million compared to December 31, 2023. The increase in total capital from December 31, 2023 is primarily due to net income of $10.6 million, a $1.8 million increase in other comprehensive income (loss) due to changes in fair value of investment securities, as well as an increase of $0.8 million related to restricted stock activity all during the six months ended June 30, 2024.
The ACL was 2.72% of total portfolio loans at June 30, 2024 compared to 2.77% as of December 31, 2023. General reserves as a percentage of total portfolio loans were 1.22% at both June 30, 2024 and December 31, 2023. Management believes the ACL is adequate to absorb expected losses inherent in the loan portfolio. See the sections of this MD&A titled “Provision for Credit Losses,” “Credit Quality” and “Allowance for Credit Losses” for information about the factors that impacted the ACL and the provision for credit losses.
The Company remains well capitalized. The Tier 1 capital ratio decreased to 10.95% at June 30, 2024 compared to 11.08% at December 31, 2023. The leverage ratio was 9.43% at June 30, 2024, compared to 9.48% at December 31, 2023 and the total risk-based capital ratio was 12.22% at June 30, 2024 compared to 12.34% at December 31, 2023.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Bank also remained well capitalized as of June 30, 2024. The Bank’s Tier 1 Capital ratio was 10.86% at June 30, 2024 compared to 10.99% at December 31, 2023. The Bank’s leverage ratio was 9.35% at June 30, 2024 compared to 9.41% at December 31, 2023. The Bank’s Total Risk-Based Capital ratio was 12.13% at June 30, 2024 compared to 12.25% at December 31, 2023.
Securities
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	June 30, 2024	December 31, 2023	$ Change
U.S. Government Agency Securities	29,590	43,827	(14,237)
Residential Mortgage-Backed Securities	98,468	99,150	(682)
Commercial Mortgage-Backed Securities	24,038	31,163	(7,125)
Other Commercial Mortgage-Backed Securities	21,766	21,856	(90)
Asset Backed Securities	132,806	140,006	(7,200)
Collateralized Mortgage Obligations	159,182	161,533	(2,351)
States and Political Subdivisions	220,262	222,108	(1,846)
Corporate Notes	60,213	59,360	853
Total Debt Securities	$746,325	$779,003	$(32,678)
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
The securities portfolio decreased $32.7 million to $746.3 million at June 30, 2024 compared to $779.0 million at December 31, 2023. Securities comprise 16.5% of total assets at June 30, 2024 compared to 17.3% at December 31, 2023. The decrease is due to ongoing maturities, principal curtailments, sales of available for sale securities and changes in market values driven by fluctuations in intermediate treasury yields. During the six months ended June 30, 2024, there was one new security purchase of $8.6 million and one sale of two bonds with a book value of 10.6 million as liquidity generated by the securities portfolio during the first half of 2024 was primarily deployed into higher yielding loans. As of June 30, 2024, the securities portfolio was comprised of 46.1% variable rate securities with approximately 99.3% that will reprice at least once over the next 12 months.
At June 30, 2024 total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $89.3 million of gross unrealized losses. At December 31, 2023, total gross unrealized gains in the available-for-sale portfolio were $0.7 million offset by $92.3 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 46.9% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 29.5% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. We may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved higher over the past three months, driving unrealized losses on outstanding securities higher. However, principal reductions outpaced the modest increase in unrealized losses, resulting in a lower net unrealized loss number. Changes in short-term interest rates can affect the yield on floating rate securities. Yields on floating rate securities may begin to fall should the Federal Reserve Board (“FRB”) begin lowering short-term rates. Changes in intermediate and long-term interest rates, which are market driven, affect the

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
market value of fixed rate securities with similar maturities. The Company expects that market values on the Bank’s intermediate and long-term maturity holdings will continue to fluctuate in large part driven by treasury yield changes.
At June 30, 2024 the 5-year and 10-year U.S. Treasury yields were 4.33% and 4.36%, respectively. At December 31, 2023, those same bond yields were 3.84% and 3.88%, respectively. Therefore, this increase of 49 bps and 48 bps, respectively in the intermediate part of the yield curve largely caused the reduction in bond prices for fixed rate bonds in that maturity range. Note, the effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates generally adjust in line with FRB interest rate hikes.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At June 30, 2024 and December 31, 2023, the Company had no credit related impairment.
The Basel rules permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
During the second quarter of 2024, the Company purchased $5.0 million of equity securities with carrying value totaling $5.1 million at June 30, 2024. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts. The Company’s investment in the mutual fund is eligible for investment credit under the Community Reinvestment Act.
Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Commercial
Commercial Real Estate	$1,801,397	$1,670,631
Commercial and Industrial	240,611	271,511
Total Commercial Loans	2,042,008	1,942,142
Consumer
Residential Mortgages	783,903	787,929
Other Consumer	31,284	34,277
Total Consumer Loans	815,187	822,206
Construction	394,926	436,349
Other	297,400	305,213
Total Portfolio Loans	3,549,521	3,505,910
Loans Held-for-Sale	—	—
Total Loans	$3,549,521	$3,505,910
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
Total portfolio loans increased $43.6 million, or 2.5%, on an annualized basis, and were $3.5 billion at both June 30, 2024 and December 31, 2023 with production primarily in our CRE portfolio. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. Given the current interest rate environment, our mortgage portfolio paydowns outpaced growth in the six months ended June 30, 2024. At June 30, 2024, the loan portfolio was comprised of 25.8% floating rates which reprice monthly, 40.3%, variable rates that reprice at least once during the life of

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
the loan and the remaining 33.9% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2024, including in light of market conditions that impact our borrowers and the interest rate environment.
Total CRE represented 50.8% of total portfolio loans at June 30, 2024 compared to 47.7% at December 31, 2023. The collateral for the Company’s CRE loans is concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia within the retail/restaurant, warehouse, hospitality, multifamily, and office metrics.
The following table presents the Company's loan portfolio breakout by CRE collateral type, loan amounts for each CRE collateral type included in special mention and substandard and the related percentages by segment to the CRE collateral types as of the periods presented:

	June 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$407,615	$126	$—	$48,046	$3,260	$459,047	$46	18.8%
Warehouse	346,241	504	51	68,970	—	415,766	1,446	17.0%
Hospitality	301,343	—	—	8,430	51,552	361,325	51,552	14.8%
Multifamily	300,220	—	—	72,907	—	373,127	4,516	15.3%
Office	214,568	—	—	8,617	508	223,693	958	9.1%
Land	1,092	—	—	112,304	84,875	198,271	84,929	8.1%
Single Family	9,992	—	46,757	15,331	13,367	85,447	13,559	3.5%
Country Club	—	—	—	—	45,002	45,002	45,002	1.8%
Long-term Care	20,171	—	—	13,954	—	34,125	—	1.4%
Other	203,575	423	—	22,069	22,836	248,903	22,937	10.2%
Total	$1,804,817	$1,053	$46,808	$370,628	$221,400	$2,444,706	$224,945	100.0%

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$380,285	$129	$—	$46,241	$3,300	$429,955	$62	18.2%
Warehouse	324,548	514	53	48,674	—	373,789	72	15.9%
Hospitality	288,323	—	—	1,229	51,552	341,104	51,552	14.5%
Multifamily	258,676	—	—	127,447	—	386,123	—	16.4%
Office	217,228	—	—	4,424	508	222,160	1,857	9.4%
Land	1,153	—	—	119,188	92,648	212,989	93,581	9.0%
Single Family	5,770	14	47,205	13,194	13,367	79,550	13,439	3.4%
Country Club	—	—	—	—	45,002	45,002	45,002	1.9%
Long-term Care	20,172	—	—	7,250	—	27,422	—	1.2%
Other	201,353	444	127	34,932	—	236,856	22,941	10.1%
Total	$1,697,508	$1,101	$47,385	$402,579	$206,377	$2,354,950	$228,506	100.0%
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
Aggregate commitments to our top 10 credit relationships were $700.2 million at June 30, 2024. The Other segment represents 42.0% of the top 10 credit relationships including the Bank’s largest NPL relationship, the entire balance which was transferred to nonaccrual status during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

(Dollars in Thousands)	For the Periods Ending		Change	June 30, 2024	June 30, 2024
	June 30, 2024	December 31, 2023		% of Gross Loans	% of RBC
1. Hospitality, Agriculture & Energy	$294,140	$301,913	$(7,773)	8.29%	60.75%
2. Health Care Facility / Long-Term Care	53,297	53,683	(386)	1.50%	11.01%
3. Retail Real Estate & Food Services	52,913	53,576	(663)	1.49%	10.93%
4. Warehouse	50,469	51,185	(716)	1.42%	10.42%
5. Retail	44,851	45,187	(336)	1.27%	9.26%
6. Hospitality	43,612	44,297	(685)	1.23%	9.01%
7. Multifamily	41,834	4,368	37,466	1.18%	8.64%
8. Office	40,529	40,603	(74)	1.14%	8.37%
9. Retail Real Estate	40,476	41,530	(1,054)	1.14%	8.36%
10. Multifamily	38,049	43,157	(5,108)	1.07%	7.85%
Top Ten (10) Relationships	$700,170	$679,499	$20,671	19.73%	144.60%
Total Gross Loans	$3,549,521	$3,505,910	$43,611
% of Total Gross Loans	19.73%	19.38%	0.35%
Concentration (25% of RBC)	$121,050	$121,231
Unfunded commitments on lines of credit were $558.7 million at June 30, 2024 compared to $568.7 million at December 31, 2023. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 53.9% at June 30, 2024 and 53.8% at December 31, 2023. Unfunded commitments on commercial operating lines of credit was 53.8% at June 30, 2024 and 53.7% at December 31, 2023.
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
Deferred costs and fees included in the portfolio balances above were $7.6 million and $7.2 million at June 30, 2024 and December 31, 2023, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $119.7 thousand and $133.4 thousand at June 30, 2024 and December 31, 2023, respectively.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023	$ Change
Nonaccrual Loans
Commercial Real Estate	$611	$1,324	$(713)
Commercial and Industrial	1,084	52	1,032
Residential Mortgages	1,951	3,283	(1,332)
Other Consumer	30	59	(29)
Construction	2,426	2,904	(478)
Other	294,140	301,913	(7,773)
Total Nonperforming Loans	300,242	309,535	(9,293)
Other Real Estate Owned	2,501	2,463	38
Total Nonperforming Assets	$302,743	$311,998	$(9,255)
Nonperforming assets decreased $9.3 million to $302.7 million at June 30, 2024 compared to December 31, 2023. The decrease of $9.3 million in nonperforming loans was primarily related to $7.8 million of curtailment payments made by the Bank’s largest NPL relationship.
During the second quarter of 2023, the Company placed $301.9 million of commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship, on nonaccrual status due to loan maturities and failure to pay in full. These loans remained on nonaccrual status at both June 30, 2024 and December 31, 2023. These

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
nonperforming loans are 98.0% of the Company's total nonperforming loans and 97.2% of the Company's total nonperforming assets at June 30, 2024.
During the second quarter of 2024, the federal court lawsuit filed against the Company and the Bank by West Virginia Governor James C. Justice II, his wife Cathy L. Justice, his son James C. Justice, III, and related entities that he and/or they own (collectively, the “Justice Entities”) was dismissed and we have agreed upon a pathway of curtailment and payoff of the outstanding loans with the Bank. During the second quarter of 2024, $7.8 million of curtailment payments made by the Bank’s largest NPL relationship have decreased the aggregate nonperforming loan balance outstanding to the Bank to $294.1 million as of June 30, 2024. The Company believes it is well secured based on the net carrying value of the credit relationship and it has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
Based on analyses of the credit relationship and various discounted cash flow valuation techniques utilized in the alternative modeling, which resulted in a valuation allowance with respect to these loans of $52.9 million at June 30, 2024, representing 18.0%, of these loans aggregate principal amount.
As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at June 30, 2024, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
The following is an analysis of nonperforming loans by loan portfolio segment for the dates presented, and each segment’s relative contribution to total nonperforming loans:

	June 30, 2024		December 31, 2023
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$611	0.2%	$1,324	0.4%
Commercial & Industrial	1,084	0.4%	52	—%
Residential Mortgages	1,951	0.6%	3,283	1.1%
Other Consumer	30	—%	59	—%
Construction	2,426	0.8%	2,904	1.0%
Other	294,140	98.0%	301,913	97.5%
Balance End of Period	300,242	100.0%	309,535	100.0%
Closed retail bank offices had a book value of $1.3 million at June 30, 2024 and $2.3 million at December 31, 2023, and are recorded in OREO on the Company’s balance sheet. During the six months ended June 30, 2024, the Bank sold two retail banking offices and moved $1.2 million of loans at fair value to OREO. These properties are currently being marketed for sale.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Allowance for Credit Losses
The following is the allocation of the ACL reserves by segment for the periods presented:

	June 30, 2024		December 31, 2023
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$19,817	50.7%	$19,873	47.7%
Commercial & Industrial	3,194	6.8%	3,286	7.7%
Residential Mortgages	10,744	22.1%	10,879	22.5%
Other Consumer	760	0.9%	868	1.0%
Construction	9,217	11.1%	7,792	12.4%
Other	52,954	8.4%	54,354	8.7%
Balance End of Period	$96,686	100.0%	$97,052	100.0%
The ACL was $96.7 million, or 2.72%, of total portfolio loans at June 30, 2024 compared to $97.1 million, or 2.77%, of total portfolio loans at December 31, 2023.
The following table summarizes the credit quality ratios and their components as of June 30, 2024 and December 31, 2023:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$96,686	$97,052
Total Portfolio Loans	3,549,521	3,505,910
Allowance for Credit Losses to Total Portfolio Loans	2.72%	2.77%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$300,242	$309,535
Total Portfolio Loans	3,549,521	3,505,910
Nonperforming Loans to Total Portfolio Loans	8.46%	8.83%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$96,686	$97,052
Nonperforming Loans	300,242	309,535
Allowance for Credit Losses to Nonperforming Loans	32.20%	31.35%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$1,756	$2,300
Average Total Portfolio Loans	3,527,357	3,324,757
Net Charge-offs to Average Portfolio Loans	0.05%	0.07%
See the Credit Quality and Allowance for Credit Losses sections within this MD&A for an analysis of the factors that drove the changes in the ACL ratios presented in the previous table.
The provision for credit losses, which includes a provision for losses on loans and on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The provision for credit losses increased $0.4 million and decreased $1.0 million for the three and six months ended June 30, 2024 when compared to the same periods in 2023. The increase in the provision for credit losses for the quarterly comparison was primarily driven by loan growth, net charge-offs and a $0.5 million reserve on a new individually evaluated loan in the second quarter of 2024, offset by $1.4 million of other segment reserves released related to the aforementioned $7.8 million of curtailment payments made by the Bank’s largest NPL relationship. The decrease for the six months ended June 30, 2024 in the provision for credit losses, compared to the same period in 2023, was primarily driven by the aforementioned $1.4 million of other segment reserves released related to the aforementioned $7.8 million of curtailment payments, a $0.5 million reserve on a new individually evaluated loan and lower loan growth in 2024. For more information about the Company’s provision for credit losses, see the discussion above under “Provision for Credit Losses” in this MD&A.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The (recovery) provision for unfunded commitments decreased $0.6 million and $0.7 million for the three and six months ended June 30, 2024 compared to the same periods in 2023. The declines were due to decreased commitments in construction loans during the second quarter of 2024. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans and pressure on the reserve rates. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain commercial real estate loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $0.3 million and $0.9 million for the three and six months ended June 30, 2024 compared to $0.6 million and $1.2 million for the same periods in 2023. During the three and six months ended June 30, 2024, net charge-offs were primarily recognized in the other consumer segment. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 0.04% and 0.05% for the three and six months ended 2024 and 0.08% for both the three and six months ended June 30, 2023.
At June 30, 2024, nonperforming loans decreased $9.3 million to $300.2 million since December 31, 2023. Nonperforming loans as a percentage of total portfolio loans were 8.46% and 8.83% as of June 30, 2024 and December 31, 2023, respectively. For more information about the Company’s nonperforming loans and about this lending relationship, see the discussion above under “Credit Quality” in this MD&A.
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	June 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,794,824	$234,596	$781,858	$31,254	$392,446	$3,260	$3,238,238
Special Mention	4,582	2,827	93	—	54	—	7,556
Substandard	1,991	3,188	1,952	30	2,426	294,140	303,727
Total Portfolio Loans	$1,801,397	$240,611	$783,903	$31,284	$394,926	$297,400	$3,549,521

Performing	$1,800,786	$239,527	$781,952	$31,254	$392,500	$3,260	$3,249,279
Nonperforming	611	1,084	1,951	30	2,426	294,140	300,242
Total Portfolio Loans	$1,801,397	$240,611	$783,903	$31,284	$394,926	$297,400	$3,549,521

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,669,029	$268,622	$784,090	$34,202	$433,321	$3,300	$3,192,564
Special Mention	278	2,837	525	—	60	—	3,700
Substandard	1,324	52	3,314	75	2,968	301,913	309,646
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910

Performing	$1,669,307	$271,459	$784,646	$34,218	$433,445	$3,300	$3,196,375
Nonperforming	1,324	52	3,283	59	2,904	301,913	309,535
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910
At June 30, 2024 and December 31, 2023, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at June 30, 2024 decreased $2.1 million compared to December 31, 2023, with a decrease of $5.9 million in substandard and an increase of $3.8 million in special mention. The decrease of $5.9 million in substandard was primarily related to the aforementioned $7.8 million of curtailment payments received in the second quarter of 2024 in the Other segment category, partially offset by two Commercial & Industrial (“C&I”) loan relationships and one CRE loan that were downgraded

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
to substandard, during the second quarter of 2024, totaling $4.5 million. Also impacting the decrease in substandard loans were two loans, one of which was a commercial real estate (“CRE”) loan and the other was a construction loan, totaling $1.1 million that were moved to OREO and a $1.1 million mortgage loan that was resolved during the first quarter of 2024. At both June 30, 2024 and December 31, 2023 substandard loans were impacted by the above mentioned large nonaccrual lending relationship in the Other loan category, which was placed on nonaccrual status during the second quarter of 2023.
Additionally, refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL.
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Noninterest-Bearing Demand	$653,296	$685,218	$(31,922)	(4.7)%
Interest-Bearing Demand	565,465	481,506	83,959	17.4%
Money Market	500,475	513,664	(13,189)	(2.6)%
Savings	399,833	454,876	(55,043)	(12.1)%
Certificates of Deposit	1,762,232	1,586,651	175,581	11.1%
Total Deposits	$3,881,301	$3,721,915	$159,386	4.3%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at June 30, 2024 increased $159.4 million, or 8.6% on an annualized basis, from December 31, 2023. The variance related to an increase of $175.5 million in CDs, which includes an increase of $45.6 million in brokered CDs, and an increase of $84.0 million in interest-bearing demand accounts, offset by a decrease of $55.0 million in savings accounts, a decrease of $31.9 million in noninterest-bearing demand accounts and a decrease of $13.2 million in money market accounts. The Company had $115.6 million brokered CDs at June 30, 2024, compared to $70.0 million at December 31, 2023.
At June 30, 2024, noninterest-bearing deposits comprised 16.8% of total deposits compared to 18.4% at December 31, 2023 and 19.3% at June 30, 2023. CDs comprised 45.4%, 42.6% and 40.5% of total deposits at June 30, 2024, December 31, 2023 and June 30, 2023, respectively. As of June 30, 2024, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 82.8% of our total deposits of $3.9 billion were insured under standard FDIC insurance coverage limits, and approximately 17.2% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.4% of retail deposits.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents additional information in relation to deposits:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Deposits from the Certificate of Deposit Account Registry Services ("CDARS")	$—	$—
Brokered Deposits	115,551	70,000
Noninterest-Bearing Public Funds Deposits	44,753	51,506
Interest-Bearing Public Funds Deposits	135,847	127,100
Total Deposits not Covered by Deposit Insurance(1)	666,232	647,154
Certificates of Deposits not Covered by Deposit Insurance	273,075	234,968
Deposits for Certain Directors, Executive Officers and their Affiliates	2,014	1,799
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at June 30, 2024 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$74,221	27.2%
Over Three Months Through Twelve Months	188,132	68.9%
Over Twelve Months Through Three Years	9,565	3.5%
Over Three Years	1,157	0.4%
Total	$273,075	100.0%
Borrowings and Federal Funds Purchased
Borrowings are an additional source of liquidity for the Company. FHLB borrowings decreased $155.4 million to $238.0 million at June 30, 2024 and were $393.4 million at December 31, 2023. The Company had no overnight federal funds purchased at June 30, 2024 or at December 31, 2023. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposits growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
Information pertaining to FHLB borrowings and federal funds purchased is summarized in the following table:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Balance at Period End
Federal Home Loan Bank Borrowings	$238,000	$393,400
Federal Funds Purchased	$—	$—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$324,968	$402,675
Federal Funds Purchased	$—	$7,023
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	5.26%	5.17%
Federal Funds Purchased	—%	5.24%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$403,000	$525,135
Federal Funds Purchased	$—	$46,965
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	5.05%	5.20%
Federal Funds Purchased	—%	—%
The Company held FHLB of Atlanta stock of $14.5 million and $21.6 million at June 30, 2024 and December 31, 2023, respectively. The decrease in FHLB stock was due to a lower required level of stock holdings due to a lower level of FHLB borrowings. Dividends recorded on restricted stock were $0.3 million and $0.7 million for the three and six months ended June 30, 2024 compared to $0.3 million and $0.6 million for the same periods in 2023. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any potential funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximating $1.1 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $669.5 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $50.0 million, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional CD market, and the brokered deposit market. The Company did not have outstanding borrowings on these fed funds lines as of June 30, 2024. In addition to the above funding resources, the Company also has $438.2 million of unpledged available-for-sale investment securities, at fair value, as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our secured and unsecured lines of credit with correspondent banks. As of June 30, 2024, approximately 82.8% of our total deposits of $3.9 billion were insured under standard FDIC insurance coverage limits, and approximately 17.2% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2024, the Bank had $459.6 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $21.4 million and $438.2 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 10.1% at June 30, 2024. Total available liquidity to uninsured deposits was 195.7% at June 30, 2024.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
If an extended recession, or significant industry or market volatility, caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Cash and Due From Banks, including Interest-bearing Deposits	$61,746	$54,529
Unpledged Investment Securities	438,225	563,537
Excess Pledged Securities	39,444	61,774
FHLB Borrowing Availability	669,474	480,266
Collateralized Lines of Credit	45,000	—
Unsecured Lines of Credit	50,000	50,000
Total Liquidity Sources	$1,303,889	$1,210,106
The following table provides total liquidity sources and ratios as of the periods presented:

(Dollars in Thousands)	June 30, 2024	December 31, 2023
Total Liquidity Sources	$1,303,889	$1,210,106
Highly Liquid Assets to Total Assets	10.1%	12.8%
Highly Liquid Assets to Uninsured Deposits	69.0%	89.4%
Total Available Liquidity to Uninsured Deposits	195.7%	187.0%
Regulatory Capital Requirements
Total capital of $364.4 million at June 30, 2024, reflects an increase of $13.2 million compared to December 31, 2023. The increase in total capital from December 31, 2023 is primarily due to net income of $10.6 million, a $1.8 million decrease in other comprehensive loss due to changes in fair value of investment securities, as well as an increase of $0.8 million related to restricted stock activity all during the six months ended June 30, 2024.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At June 30, 2024, the Bank continues to maintain its capital position with a leverage ratio of 9.35% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 10.86% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 10.86% and 12.13%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
The Basel rules permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, existing treatment for accumulated other comprehensive income (loss), which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Basel III Capital Rules require the Company and the Bank to maintain minimum Common Equity Tier 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum, but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.
The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized(1)	June 30, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$434,044	9.43%	$435,364	9.48%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	434,044	10.95%	435,364	11.08%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	434,044	10.95%	435,364	11.08%
Total Capital (to Risk-weighted Assets)	10.50%	NA	484,199	12.22%	484,925	12.34%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$430,053	9.35%	$431,550	9.41%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	430,053	10.86%	431,550	10.99%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	430,053	10.86%	431,550	10.99%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	480,161	12.13%	481,070	12.25%
(1)To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
Contractual Obligations
As of June 30, 2024, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 ( the “2023 Annual Report”).
Off-Balance Sheet Arrangements
As of June 30, 2024, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2023 Annual Report.
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

CARTER BANKSHARES, INC.
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

	June 30, 2024	December 31, 2023
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	(0.9)%	(1.1)%
100	(0.1)%	(0.3)%
-100	2.9%	2.4%
-200	5.5%	4.4%
-300	8.2%	5.6%
-400	11.0%	6.7%
The results from the earnings simulation imply that the Company’s balance sheet is slightly liability sensitive balance sheet at June 30, 2024 and December 31, 2023. The above table indicates that, in a rising interest rate environment, the Company is positioned to have a small decrease in net interest income for the same asset and liability mix due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. However, in a declining interest rate environment, we are positioned to have a slightly more advantageous increase in net interest income for the same reasons discussed above. The liability sensitivity is due to a variety of factors which include 1) lower yielding, floating rate excess cash positions held in federal reserve bank and interest-bearing deposits in other financial institutions, that are more sensitive to future market interest rate changes which were deployed into higher yielding, fixed and variable rate securities and portfolio loans that are less sensitive to future market interest rate changes, 2) shortening maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns related to the inverted yield curve, and 3) the recent shifts in the shape of the yield curve between the two periods presented above.

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

	June 30, 2024	December 31, 2023
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(6.8)%	(4.7)%
100	(2.6)%	(1.8)%
-100	1.7%	0.9%
-200	2.0%	0.5%
-300	1.1%	(2.7)%
-400	(3.3)%	(10.9)%
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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

CARTER BANKSHARES, INC.
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of June 30, 2024, the Company did not have a common share repurchase program. The Company did not repurchase any of its common stock during the quarter ended June 30, 2024.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CARTER BANKSHARES, INC. (Registrant)

Date: August 1, 2024	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)