Form 10-Q
period 2024-09-30
Carter Bankshares, Inc.
filed 2024-11-07
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024 there were 23,072,014 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	September 30, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Cash and Due From Banks, including Interest-bearing Deposits of $61,603 at September 30, 2024 and $14,853 at December 31, 2023	$104,992	$54,529
Securities Available-for-Sale, at Fair Value (amortized cost of $810,935 and $870,546, respectively)	742,635	779,003
Equity Securities	5,207	—
Loans Held-for-Sale	390	—
Portfolio Loans	3,595,861	3,505,910
Allowance for Credit Losses	(80,909)	(97,052)
Portfolio Loans, net	3,514,952	3,408,858

Bank Premises and Equipment, net	73,433	73,707
Other Real Estate Owned, net	1,512	2,463
Federal Home Loan Bank Stock, at Cost	7,437	21,626
Bank Owned Life Insurance	59,203	58,115
Other Assets	103,674	114,238
Total Assets	$4,613,435	$4,512,539

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$628,901	$685,218
Interest-Bearing Demand	649,005	481,506
Money Market	504,206	513,664
Savings	372,881	454,876
Certificates of Deposit	1,930,075	1,586,651
Total Deposits	4,085,068	3,721,915
Federal Home Loan Bank Borrowings	90,000	393,400
Reserve for Unfunded Commitments	3,105	3,193
Other Liabilities	48,437	42,788
Total Liabilities	4,226,610	4,161,296

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 per share, Authorized 100,000,000 Shares; Outstanding shares 23,072,014 at September 30, 2024 and 22,956,304 at December 31, 2023	23,072	22,957
Additional Paid-in Capital	91,732	90,642
Retained Earnings	325,326	309,083
Accumulated Other Comprehensive Loss	(53,305)	(71,439)
Total Shareholders’ Equity	386,825	351,243
Total Liabilities and Shareholders’ Equity	$4,613,435	$4,512,539
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees
Taxable	$47,813	$39,578	$138,025	$117,235
Non-Taxable	643	768	2,027	2,403
Investment Securities
Taxable	7,266	7,793	22,730	22,874
Non-Taxable	67	160	202	488
Federal Reserve Bank Excess Reserves	560	165	1,277	553
Interest on Bank Deposits	36	6	74	33
Dividend Income	210	416	892	971
Total Interest Income	56,595	48,886	165,227	144,557
Interest Expense
Interest Expense on Deposits	25,518	15,328	68,958	34,629
Interest Expense on Federal Funds Purchased	—	107	—	354
Interest on Other Borrowings	2,279	6,057	10,960	14,684
Total Interest Expense	27,797	21,492	79,918	49,667
NET INTEREST INCOME	28,798	27,394	85,309	94,890
(Recovery) Provision for Credit Losses	(432)	1,105	75	2,605
Provision (Recovery) for Unfunded Commitments	191	(130)	(88)	314
Net Interest Income After (Recovery) Provision for Credit Losses	29,039	26,419	85,322	91,971
NONINTEREST INCOME
(Losses) Gains on Sales of Securities, net	—	(1)	36	(10)
Service Charges, Commissions and Fees	1,820	1,783	5,547	5,380
Debit Card Interchange Fees	1,907	1,902	5,926	5,941
Insurance Commissions	1,063	868	2,611	1,550
Bank Owned Life Insurance Income	375	348	1,088	1,028
Commercial Loan Swap Fee Income	—	—	—	114
Other	257	370	792	1,030
Total Noninterest Income	5,422	5,270	16,000	15,033
NONINTEREST EXPENSE
Salaries and Employee Benefits	14,603	13,956	43,019	41,257
Occupancy Expense, net	3,944	3,547	11,485	10,548
FDIC Insurance Expense	1,529	1,368	4,782	2,711
Other Taxes	878	856	2,680	2,446
Advertising Expense	585	363	1,470	1,133
Telephone Expense	324	500	1,083	1,339
Professional and Legal Fees	1,193	1,512	4,248	4,005
Data Processing	1,337	1,076	3,462	2,854
Debit Card Expense	889	816	2,453	2,066
Other	2,151	3,288	6,454	8,035
Total Noninterest Expense	27,433	27,282	81,136	76,394
Income Before Income Taxes	7,028	4,407	20,186	30,610
Income Tax Provision	1,399	780	3,943	5,338
Net Income	$5,629	$3,627	$16,243	$25,272

Earnings per Common Share
Basic Earnings per Common Share	$0.24	$0.16	$0.70	$1.07
Diluted Earnings per Common Share	$0.24	$0.16	$0.70	$1.07
Average Shares Outstanding – Basic & Diluted	22,832,619	22,946,179	22,810,114	23,407,071
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Net Income	$5,629	$3,627	$16,243	$25,272
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Securities Available-for-Sale:
Net Unrealized Gains (Losses) Arising during the Period	20,910	(14,773)	23,279	(10,176)
Reclassification Adjustment for Losses (Gains) included in Net Income	—	1	(36)	10
Tax Effect	(4,582)	3,197	(5,109)	2,222
Net Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)	16,328	(11,575)	18,134	(7,944)
Other Comprehensive Income (Loss)	16,328	(11,575)	18,134	(7,944)
Comprehensive Income (Loss)	$21,957	$(7,948)	$34,377	$17,328
See accompanying notes to unaudited consolidated financial statements.

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended September 30, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2024	$23,073	$91,274	$319,697	$(69,633)	$364,411
Net Income	—	—	5,629	—	5,629
Other Comprehensive Income, Net of Tax	—	—	—	16,328	16,328
Forfeiture of Restricted Stock (736 shares)	(1)	—	—	—	(1)
Recognition of Restricted Stock Compensation Expense	—	458	—	—	458
Balance at September 30, 2024	$23,072	$91,732	$325,326	$(53,305)	$386,825

	Three Months Ended September 30, 2023
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2023	$23,372	$95,506	$307,344	$(81,985)	$344,237
Net Income	—	—	3,627	—	3,627
Other Comprehensive Loss, Net of Tax	—	—	—	(11,575)	(11,575)
1% Excise Tax on Stock Buybacks	—	(60)	—	—	(60)
Repurchase of Common Stock (416,176 shares)	(416)	(5,587)	—	—	(6,003)
Forfeiture of Restricted Stock (590 shares)	—	—	—	—	—
Issuance of Restricted Stock (684 shares)	—	—	—	—	—
Recognition of Restricted Stock Compensation Expense	—	395	—	—	395
Balance at September 30, 2023	$22,956	$90,254	$310,971	$(93,560)	$330,621

	Nine Months Ended September 30, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
Net Income	—	—	16,243	—	16,243
Other Comprehensive Income, Net of Tax	—	—	—	18,134	18,134
Forfeiture of Restricted Stock (12,405 shares)	(13)	(106)	—	—	(119)
Issuance of Restricted Stock (128,115 shares)	128	(128)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,324	—	—	1,324
Balance at September 30, 2024	$23,072	$91,732	$325,326	$(53,305)	$386,825

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)

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

CARTER BANKSHARES, INC.
PART 1
ITEM 1 – FINANCIAL STATEMENTS (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023
Net Income	$16,243	$25,272
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
(Recovery) Provision for Credit Losses, including Provision (Recovery) for Unfunded Commitments	(13)	2,919
Origination of Loans Held-for-Sale	(6,233)	(5,524)
Proceeds From Loans Held-for-Sale	5,932	5,614
Depreciation/Amortization of Bank Premises and Equipment	5,216	4,689
Provision for Deferred Taxes	1,377	256
Net Amortization of Securities	2,735	3,696
Unrealized Gain on Equity Securities	(207)	—
Tax Credit Amortization	354	1,438
Gains on Sales of Loans Held-for-Sale	(89)	(90)
(Gains) Losses on Sales of Securities, net	(36)	10
Commercial Loan Swap Derivative Loss (Income)	112	(90)
Increase in the Value of Life Insurance Contracts	(1,088)	(1,028)
Balance Sheet Hedge Fair Value Adjustment	(103)	—
Recognition of Restricted Stock Compensation Expense	1,324	1,171
Decrease (Increase) in Other Assets	1,754	(826)
(Decrease) Increase in Other Liabilities	(1,791)	1,348
Net Cash Provided By Operating Activities	25,487	38,855
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	10,617	15,054
Proceeds from Maturities, Redemptions, and Pay-downs	54,910	38,896
Purchases	(8,615)	(24,938)
Purchase of Equity Securities	(5,000)	—
Purchase of Bank Premises and Equipment, Net	(4,996)	(7,979)
Redemption (Purchase) of Federal Home Loan Bank Stock, net	14,189	(17,621)
Loan Originations, net	(98,866)	(264,010)
Payments Received on Other Real Estate Owned	—	299
Proceeds from Sales and Payments of Other Real Estate Owned	2,984	4,818
Net Cash Used In Investing Activities	(34,777)	(255,481)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	19,729	(324,172)
Increase in Certificates of Deposits	343,424	250,028
(Repayments) Proceeds from Federal Home Loan Bank Borrowings, net	(303,400)	333,585
Repayments from Federal Funds Purchased, net	—	(17,870)
Repurchase of Common Stock	—	(16,416)
Net Cash Provided By Financing Activities	59,753	225,155
Net Increase in Cash and Cash Equivalents	50,463	8,529
Cash and Cash Equivalents at Beginning of Period	54,529	46,869
Cash and Cash Equivalents at End of Period	$104,992	$55,398

SUPPLEMENTARY DATA
Cash Interest Paid	$79,122	$45,031
Cash Paid for Income Taxes	457	5,658
Transfer from Loans to Other Real Estate Owned	1,181	—
Transfer from Fixed Assets to Other Real Estate Owned	—	1,388
Right-of-use Asset Recorded in Exchange for Lease Liabilities	2,511	—
Stock Repurchase Excise Tax Settled in Subsequent Period	—	(153)
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
On November 27, 2023, the FASB issued ASU 2023-07. Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which changes disclosures relating to reportable segments. The ASU expands the disclosure requirements relating to reportable segments, including requiring entities to disclose information about a reportable segment’s significant expenses, among other changes. The ASU does not change how an entity identifies reportable segments or the accounting for segments. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company has one reporting segment and will not impact our Consolidated Financial Statements; however, this ASU requires disclosure of the title and position of the chief operating decision maker and an explanation of how resources are allocated.
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
NOTE 2 – EARNINGS PER COMMON SHARE
Basic earnings per common share is calculated by dividing net income allocated to common shareholders by the weighted average number of shares of common stock outstanding, less average participating shares during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, except share and per share data)	2024	2023	2024	2023
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$5,629	$3,627	$16,243	$25,272
Less: Income allocated to participating shares	58	33	165	208
Net Income Allocated to Common Shareholders - Basic & Diluted	$5,571	$3,594	$16,078	$25,064

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,072,376	23,157,563	23,043,705	23,600,946
Less: Average Participating Securities	239,757	211,384	233,591	193,875
Weighted Average Common Shares Outstanding - Basic & Diluted	22,832,619	22,946,179	22,810,114	23,407,071

Earnings per Common Share – Basic	$0.24	$0.16	$0.70	$1.07
Earnings per Common Share – Diluted	$0.24	$0.16	$0.70	$1.07

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	September 30, 2024
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	27,986	51	(562)	27,475
Residential Mortgage-Backed Securities	107,515	7	(8,713)	98,809
Commercial Mortgage-Backed Securities	23,524	55	(538)	23,041
Other Commercial Mortgage-Backed Securities	24,097	—	(1,830)	22,267
Asset Backed Securities	128,726	13	(7,593)	121,146
Collateralized Mortgage Obligations	165,377	16	(8,975)	156,418
States and Political Subdivisions	262,960	—	(31,788)	231,172
Corporate Notes	70,750	—	(8,443)	62,307
Total Debt Securities	$810,935	$142	$(68,442)	$742,635

	December 31, 2023
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	44,185	398	(756)	43,827
Residential Mortgage-Backed Securities	110,726	—	(11,576)	99,150
Commercial Mortgage-Backed Securities	31,578	336	(751)	31,163
Other Commercial Mortgage-Backed Securities	24,522	—	(2,666)	21,856
Asset Backed Securities	150,832	—	(10,826)	140,006
Collateralized Mortgage Obligations	174,396	—	(12,863)	161,533
States and Political Subdivisions	263,557	—	(41,449)	222,108
Corporate Notes	70,750	—	(11,390)	59,360
Total Debt Securities	$870,546	$734	$(92,277)	$779,003
The Company did not have securities classified as held-to-maturity at September 30, 2024 or December 31, 2023.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Proceeds from Sales of Securities Available-for-Sale	$—	$—	$10,617	$15,054

Gross Realized Gains	$—	$—	$36	$129
Gross Realized Losses	—	(1)	—	(139)
Net Realized (Losses) Gains	—	(1)	36	(10)
Tax Impact	$—	$—	$8	$(2)
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)

	September 30, 2024
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$23	$23
Due after One Year through Five Years	23,711	22,476
Due after Five Years through Ten Years	272,978	242,763
Due after Ten Years	64,984	55,692
Residential Mortgage-Backed Securities	107,515	98,809
Commercial Mortgage-Backed Securities	23,524	23,041
Other Commercial Mortgage-Backed Securities	24,097	22,267
Collateralized Mortgage Obligations	165,377	156,418
Asset Backed Securities	128,726	121,146
Total Debt Securities	$810,935	$742,635
At September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than those securities issued by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $309.3 million at September 30, 2024 and $215.5 million at December 31, 2023.
Available-for-sale securities with unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	5	3,014	(19)	20	16,824	(543)	25	19,838	(562)
Residential Mortgage-Backed Securities	—	—	—	40	97,853	(8,713)	40	97,853	(8,713)
Commercial Mortgage-Backed Securities	1	116	—	43	14,589	(538)	44	14,705	(538)
Other Commercial Mortgage-Backed Securities	—	—	—	8	22,267	(1,830)	8	22,267	(1,830)
Asset Backed Securities	1	1,213	(10)	27	78,923	(7,583)	28	80,136	(7,593)
Collateralized Mortgage Obligations	3	11,957	(10)	75	138,132	(8,965)	78	150,089	(8,975)
States and Political Subdivisions	—	—	—	153	231,172	(31,788)	153	231,172	(31,788)
Corporate Notes	—	—	—	21	62,307	(8,443)	21	62,307	(8,443)
Total Debt Securities	10	$16,300	$(39)	387	$662,067	$(68,403)	397	$678,367	$(68,442)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	7	$6,567	$(67)	15	$15,848	$(689)	22	$22,415	$(756)
Residential Mortgage-Backed Securities	—	—	—	43	99,150	(11,576)	43	99,150	(11,576)
Commercial Mortgage-Backed Securities	3	1,073	(3)	50	18,692	(748)	53	19,765	(751)
Other Commercial Mortgage-Backed Securities	—	—	—	9	21,856	(2,666)	9	21,856	(2,666)
Asset Backed Securities	2	2,530	(84)	52	137,476	(10,742)	54	140,006	(10,826)
Collateralized Mortgage Obligations	—	—	—	85	161,533	(12,863)	85	161,533	(12,863)
States and Political Subdivisions	—	—	—	153	222,108	(41,449)	153	222,108	(41,449)
Corporate Notes	—	—	—	21	59,360	(11,390)	21	59,360	(11,390)
Total Debt Securities	12	$10,170	$(154)	428	$736,023	$(92,123)	440	$746,193	$(92,277)

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVESTMENT SECURITIES (continued)
The Company did not record an allowance for credit losses, (“ACL”), on its investment securities as of September 30, 2024 or December 31, 2023 as there was no related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of September 30, 2024, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. It should be noted that we may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
As of September 30, 2024, the Company determined the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the three and nine months ended September 30, 2024 and September 30, 2023, the Company had no credit related net investment impairment losses.
Equity Securities
During the second quarter of 2024, the Company purchased $5.0 million of equity securities with carrying value totaling $5.2 million at September 30, 2024. These securities are separately reported as “equity securities” on the Company’s Consolidated Balance Sheets. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts. The Company’s investment in the mutual fund is eligible for investment credit under the Community Reinvestment Act.
During the three and nine months ended September 30, 2024, the Company recognized an unrealized fair value gain of $181.5 thousand and $207.1 thousand, respectively, on these equity securities. This unrealized fair value gain is recorded in Other Income on the Consolidated Statements of Income.
NOTE 4 – LOANS
The composition of the loan portfolio by dollar amount is shown in the table below:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Commercial
Commercial Real Estate	$1,857,997	$1,670,631
Commercial and Industrial	241,474	271,511
Total Commercial Loans	2,099,471	1,942,142
Consumer
Residential Mortgages	782,930	787,929
Other Consumer	29,813	34,277
Total Consumer Loans	812,743	822,206
Construction	399,502	436,349
Other	284,145	305,213
Total Portfolio Loans	3,595,861	3,505,910
Loans Held-for-Sale	390	—
Total Loans	$3,596,251	$3,505,910

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
The following table shows the amortized cost basis as of September 30, 2024 for loans restructured during the three and nine months ended September 30, 2024 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

	Restructured Loans
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	2	13,604	5.63%	2	13,604	5.63%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	2	$13,604	5.63%	2	$13,604	5.63%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	1	$434	0.02%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	1	2,106	0.27%	1	2,106	0.27%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	11	280,905	98.86%
Total Nonaccrual Restructured Loans	1	$2,106	0.27%	13	$283,445	97.98%
Total Restructured Loans	3	$15,710	4.91%	15	$297,049	93.75%
There were no loans to borrowers experiencing financial difficulty restructured during the three and nine months ended September 30, 2023.
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS (continued)
The following table presents the aging analysis of modifications to borrowers experiencing financial difficulty in the last 12 months as of September 30, 2024:

	Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Accruing Restructured Loans
Commercial Real Estate	$—	$—	$—	$—
Commercial and Industrial	13,604	—	—	13,604
Residential Mortgages	—	—	—	—
Other Consumer	—	—	—	—
Construction	—	—	—	—
Other	—	—	—	—
Total Accruing Restructured Loans	$13,604	$—	$—	$13,604

Nonaccrual Restructured Loans
Commercial Real Estate	$434	$—	$—	$434
Commercial and Industrial	—	—	—	—
Residential Mortgages	2,106	—	—	2,106
Other Consumer	—	—	—	—
Construction	—	—	—	—
Other	280,905	—	—	280,905
Total Nonaccrual Restructured Loans	$283,445	$—	$—	$283,445
Total Restructured Loans	$297,049	$—	$—	$297,049
The following table presents the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented.

	For the Three Months Ended September 30, 2024
(Dollars in Thousands)	Principal Deferral	Accelerated Maturity Date/Modified Rate	Total	% of Portfolio Segment
Commercial Real Estate	$—	$—	$—	—%
Commercial and Industrial	13,604	—	13,604	5.63%
Residential Mortgages	—	2,106	2,106	0.27%
Other Consumer	—	—	—	—%
Construction	—	—	—	—%
Other	—		—	—%
Total	$13,604	$2,106	$15,710	4.91%

	For the Nine Months Ended September 30, 2024
(Dollars in Thousands)	Principal Deferral	Accelerated Maturity Date/ Modified Rate	Term Extension/Payment Delay	Term Extension/Payment Delay/Interest Rate Reduction	Total	% of Portfolio Segment
Commercial Real Estate	$—	$—	$434	$—	$434	0.02%
Commercial and Industrial	13,604	—	—	—	13,604	5.63%
Residential Mortgages	—	2,106	—	—	2,106	0.27%
Other Consumer	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Other	—	—	—	280,905	280,905	98.86%
Total	$13,604	$2,106	$434	$280,905	$297,049	93.75%

CARTER BANKSHARES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – LOANS (continued)
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	For the Three Months Ended September 30, 2024
	Weighted Average Principal Deferral	Weighted Average Accelerated Maturity Date	Weighted Average Modified Rate
Commercial Real Estate	—	—	—
Commercial & Industrial	0.58 years	—	—%
Residential Mortgage	—	19.26 years	4.63%
Other	—	—	—%
Total	0.58 years	19.26 years	4.63%

	For the Nine Months Ended September 30, 2024
	Weighted Average Principal Deferral	Weighted Average Accelerated Maturity Date	Weighted-Average Modified Rate	Weighted-Average Term Extension/Payment Delay	Weighted-Average Interest Rate Reduction
Commercial Real Estate	—	—	—%	4.91 years	—%
Commercial & Industrial	0.58 years	—	—%	—	—%
Residential Mortgage	—	19.26 years	4.63%	—	—%
Other	—	—	—%	2.58 years	0.66%
Total	0.58 years	19.26 years	4.63%	7.49 years	0.66%
At September 30, 2024 and December 31, 2023, the Bank had no commitments to lend any additional funds on restructured loans. A payment default is defined as a loan having a payment past due 90 days or more. There were no payment defaults for during the three and nine months ended September 30, 2024 and September 30, 2023 related to loans that were modified within the 12 months prior to default. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of September 30, 2024 and December 31, 2023, the Bank had zero and $2.0 million, respectively, of loans in the process of foreclosure.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of the periods presented:

	September 30, 2024
	Risk Rating
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$151,923	$283,359	$439,591	$247,998	$132,974	$556,933	$38,288	$1,851,066
Special Mention	—	—	—	—	—	62	—	62
Substandard	—	—	6,194	—	—	636	39	6,869
Total Commercial Real Estate	$151,923	$283,359	$445,785	$247,998	$132,974	$557,631	$38,327	$1,857,997
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and Industrial
Pass	$8,216	$24,041	$14,899	$24,171	$21,085	$120,375	$25,524	$238,311
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	739	1,037	38	—	1,349	3,163
Total Commercial and Industrial	$8,216	$24,041	$15,638	$25,208	$21,123	$120,375	$26,873	$241,474
YTD Gross Charge-offs	$—	$—	$—	$21	$18	$1	$—	$40

Residential Mortgages
Pass	$24,174	$68,991	$253,922	$185,238	$70,366	$125,542	$50,122	$778,355
Special Mention	—	—	—	—	—	93	—	93
Substandard	—	—	—	—	2,106	1,612	764	4,482
Total Residential Mortgages	$24,174	$68,991	$253,922	$185,238	$72,472	$127,247	$50,886	$782,930
YTD Gross Charge-offs	$—	$1	$—	$—	$—	$31	$—	$32

Other Consumer
Pass	$16,722	$6,060	$2,918	$1,172	$2,753	$136	$32	$29,793
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	6	—	14	—	—	—	20
Total Other Consumer	$16,722	$6,066	$2,918	$1,186	$2,753	$136	$32	$29,813
YTD Gross Charge-offs	$178	$89	$787	$294	$21	$20	$—	$1,389

Construction
Pass	$51,209	$172,647	$138,440	$11,740	$8,638	$10,374	$6,171	$399,219
Special Mention	—	—	—	—	—	52	—	52
Substandard	—	—	—	187	44	—	—	231
Total Construction	$51,209	$172,647	$138,440	$11,927	$8,682	$10,426	$6,171	$399,502
YTD Gross Charge-offs	$—	$—	$1	$—	$—	$156	$—	$157

Other
Pass	$—	$—	$—	$—	$—	$3,240	$—	$3,240
Special Mention	—	—	—	—	—	—	—	—
Substandard	280,905	—	—	—	—	—	—	280,905
Total Other Loans	$280,905	$—	$—	$—	$—	$3,240	$—	$284,145
YTD Gross Charge-offs	$15,000	$—	$—	$—	$—	$—	$—	$15,000

Total Portfolio Loans
Pass	$252,244	$555,098	$849,770	$470,319	$235,816	$816,600	$120,137	$3,299,984
Special Mention	—	—	—	—	—	207	—	207
Substandard	280,905	6	6,933	1,238	2,188	2,248	2,152	295,670
Total Portfolio Loans	$533,149	$555,104	$856,703	$471,557	$238,004	$819,055	$122,289	$3,595,861
Current YTD Period:
YTD Gross Charge-offs	$15,178	$90	$788	$315	$39	$208	$—	$16,618

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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents portfolio loan balances by year of origination and performing and nonperforming status for our portfolio segments as of the periods presented:

	September 30, 2024
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$151,923	$283,359	$445,482	$247,998	$132,974	$556,995	$38,288	$1,857,019
Nonperforming	—	—	303	—	—	636	39	978
Total Commercial Real Estate	$151,923	$283,359	$445,785	$247,998	$132,974	$557,631	$38,327	$1,857,997
Commercial and Industrial
Performing	$8,216	$24,041	$15,638	$24,171	$21,085	$120,375	$26,854	$240,380
Nonperforming	—	—	—	1,037	38	—	19	1,094
Total Commercial and Industrial	$8,216	$24,041	$15,638	$25,208	$21,123	$120,375	$26,873	$241,474
Residential Mortgages
Performing	$24,174	$68,991	$253,922	$185,238	$70,366	$125,635	$50,122	$778,448
Nonperforming	—	—	—	—	2,106	1,612	764	4,482
Total Residential Mortgages	$24,174	$68,991	$253,922	$185,238	$72,472	$127,247	$50,886	$782,930
Other Consumer
Performing	$16,722	$6,060	$2,918	$1,172	$2,753	$136	$32	$29,793
Nonperforming	—	6	—	14	—	—	—	20
Total Other Consumer	$16,722	$6,066	$2,918	$1,186	$2,753	$136	$32	$29,813
Construction
Performing	$51,209	$172,647	$138,440	$11,740	$8,638	$10,426	$6,171	$399,271
Nonperforming	—	—	—	187	44	—	—	231
Total Construction	$51,209	$172,647	$138,440	$11,927	$8,682	$10,426	$6,171	$399,502
Other
Performing	$—	$—	$—	$—	$—	$3,240	$—	$3,240
Nonperforming	280,905	—	—	—	—	—	—	280,905
Total Other Loans	$280,905	$—	$—	$—	$—	$3,240	$—	$284,145
Total Portfolio Loans
Performing	$252,244	$555,098	$856,400	$470,319	$235,816	$816,807	$121,467	$3,308,151
Nonperforming	280,905	6	303	1,238	2,188	2,248	822	287,710
Total Portfolio Loans	$533,149	$555,104	$856,703	$471,557	$238,004	$819,055	$122,289	$3,595,861

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2023
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$259,171	$434,639	$173,873	$142,494	$124,176	$504,037	$30,917	$1,669,307
Nonperforming	—	—	—	—	101	1,223	—	1,324
Total Commercial Real Estate	$259,171	$434,639	$173,873	$142,494	$124,277	$505,260	$30,917	$1,670,631
Commercial and Industrial
Performing	$24,863	$18,061	$37,566	$27,403	$2,636	$137,395	$23,535	$271,459
Nonperforming	—	—	—	18	14	1	19	52
Total Commercial and Industrial	$24,863	$18,061	$37,566	$27,421	$2,650	$137,396	$23,554	$271,511
Residential Mortgages
Performing	$79,247	$250,603	$194,014	$77,805	$43,633	$96,794	$42,550	$784,646
Nonperforming	—	—	1,142	—	860	1,039	242	3,283
Total Residential Mortgages	$79,247	$250,603	$195,156	$77,805	$44,493	$97,833	$42,792	$787,929
Other Consumer
Performing	$22,809	$4,494	$2,412	$3,936	$26	$187	$354	$34,218
Nonperforming	14	6	39	—	—	—	—	59
Total Other Consumer	$22,823	$4,500	$2,451	$3,936	$26	$187	$354	$34,277
Construction
Performing	$118,120	$162,858	$122,087	$10,837	$5,155	$6,340	$8,048	$433,445
Nonperforming	—	—	—	2,090	—	814	—	2,904
Total Construction	$118,120	$162,858	$122,087	$12,927	$5,155	$7,154	$8,048	$436,349
Other
Performing	$—	$—	$—	$—	$—	$3,300	$—	$3,300
Nonperforming	—	—	—		—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,213	$—	$305,213
Total Portfolio Loans
Performing	$504,210	$870,655	$529,952	$262,475	$175,626	$748,053	$105,404	$3,196,375
Nonperforming	14	6	1,181	2,108	975	304,990	261	309,535
Total Portfolio Loans	$504,224	$870,661	$531,133	$264,583	$176,601	$1,053,043	$105,665	$3,505,910
The following tables include an aging analysis of the recorded investment of past due portfolio loans as the periods presented:

	September 30, 2024
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,856,591	$428	$—	$428	$978	$1,857,997
Commercial and Industrial	240,380	—	—	—	1,094	241,474
Residential Mortgages	777,569	829	50	879	4,482	782,930
Other Consumer	29,524	98	171	269	20	29,813
Construction	398,069	1,202	—	1,202	231	399,502
Other	3,240	—	—	—	280,905	284,145
Total	$3,305,373	$2,557	$221	$2,778	$287,710	$3,595,861

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
The following tables present loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment for the periods presented:

	September 30, 2024
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$—	$978	$978	$—
Commercial and Industrial	—	1,094	1,094	—
Residential Mortgages	2,106	2,376	4,482	—
Other Consumer	—	20	20	—
Construction	—	231	231	—
Other	—	280,905	280,905	—
Total	$2,106	$285,604	$287,710	$—

	December 31, 2023
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$453	$871	$1,324	$—
Commercial and Industrial	—	52	52	—
Residential Mortgages	1,142	2,141	3,283	—
Other Consumer	—	59	59	—
Construction	2,898	6	2,904	—
Other	—	301,913	301,913	—
Total	$4,493	$305,042	$309,535	$—
There were no nonaccrual or past due loans related to loans held-for-sale at September 30, 2024 or December 31, 2023.
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, management believes delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, management automatically transfers loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as Restructured Loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or greater and/or based on management’s discretion; unless we elect to maintain the loan in the general pool. During the three and nine months ended September 30, 2024 and September 30, 2023, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the amortized cost basis of individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported as a (recovery) or provision for credit loss on loans in the period of change.

	September 30, 2024			December 31, 2023
(Dollars in Thousands)	Fair Value - Real Estate	Discounted Cash Flow	Total	Fair Value - Real Estate	Discounted Cash Flow	Total
Commercial Real Estate	$—	$—	$—	$453	$—	$453
Commercial and Industrial	1,037	—	1,037	—	—	—
Residential Mortgages	2,106	—	2,106	1,142	—	1,142
Other Consumer	—	—	—	—	—	—
Construction	—	—	—	2,898	—	2,898
Other	—	280,905	280,905	—	301,913	301,913
Total	$3,143	$280,905	$284,048	$4,493	$301,913	$306,406

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ALLOWANCE FOR CREDIT LOSSES (continued)
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$19,817	$3,194	$10,744	$760	$9,217	$52,954	$96,686
Provision (Recovery) for Credit Losses on Loans	250	(238)	(224)	288	526	(1,034)	(432)
Charge-offs	—	(21)	(5)	(421)	(1)	(15,000)	(15,448)
Recoveries	—	1	5	97	—	—	103
Net Charge-offs	—	(20)	—	(324)	(1)	(15,000)	(15,345)
Balance at End of Period	$20,067	$2,936	$10,520	$724	$9,742	$36,920	$80,909

	Nine Months Ended September 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
Provision (Recovery) for Credit Losses on Loans	194	(313)	(356)	877	2,107	(2,434)	75
Charge-offs	—	(40)	(32)	(1,389)	(157)	(15,000)	(16,618)
Recoveries	—	3	29	368	—	—	400
Net Charge-offs	—	(37)	(3)	(1,021)	(157)	(15,000)	(16,218)
Balance at End of Period	$20,067	$2,936	$10,520	$724	$9,742	$36,920	$80,909

	Three Months Ended September 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$19,144	$3,293	$10,386	$1,058	$6,603	$53,660	$94,144
Provision (Recovery) for Credit Losses on Loans	346	(256)	356	515	144	—	1,105
Charge-offs	—	(50)	(133)	(731)	—	—	(914)
Recoveries	—	—	10	129	—	—	139
Net Charge-offs	—	(50)	(123)	(602)	—	—	(775)
Balance at End of Period	$19,490	$2,987	$10,619	$971	$6,747	$53,660	$94,474

	Nine Months Ended September 30, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Loans
Allowance for Credit Losses on Loans:
Balance at Beginning of Period	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	1,498	(947)	1,919	1,346	(153)	(1,058)	2,605
Charge-offs	—	(51)	(203)	(2,039)	(42)	—	(2,335)
Recoveries	—	5	12	335	—	—	352
Net Charge-offs	—	(46)	(191)	(1,704)	(42)	—	(1,983)
Balance at End of Period	$19,490	$2,987	$10,619	$971	$6,747	$53,660	$94,474

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS
The Company uses fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale, equity securities, loans and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, individually evaluated loans, OREO, and certain other assets.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of September 30, 2024, Level 1 fair values are available for each of the Company’s equity securities.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At September 30, 2024 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
Financial assets measured at fair value on a recurring basis are summarized below for the periods presented:

	September 30, 2024
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	27,475	—	27,475	—
Residential Mortgage-Backed Securities	98,809	—	98,809	—
Commercial Mortgage-Backed Securities	23,041	—	23,041	—
Other Commercial Mortgage-Backed Securities	22,267	—	22,267	—
Asset Backed Securities	121,146	—	121,146	—
Collateralized Mortgage Obligations	156,418	—	156,418	—
States and Political Subdivisions	231,172	—	231,172	—
Corporate Notes	62,307	—	54,720	7,587
Total Securities Available-for-Sale	742,635	—	735,048	7,587
Equity Securities	5,207	5,207	—	—
Portfolio Loan Pool Subject to Fair Value Hedge	8,484	—	8,484	—
Derivatives	13,756	—	13,756	—
Total	$770,082	$5,207	$757,288	$7,587

Liabilities
Derivatives	$21,765	$—	$21,765	$—
Total	$21,765	$—	$21,765	$—

	December 31, 2023
(Dollars in Thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	43,827	—	43,827	—
Residential Mortgage-Backed Securities	99,150	—	99,150	—
Commercial Mortgage-Backed Securities	31,163	—	31,163	—
Other Commercial Mortgage-Backed Securities	21,856	—	21,856	—
Asset Backed Securities	140,006	—	140,006	—
Collateralized Mortgage Obligations	161,533	—	161,533	—
States and Political Subdivisions	222,108	—	222,108	—
Corporate Notes	59,360	—	52,041	7,319
Total Securities Available-for-Sale	779,003	—	771,684	7,319
Derivatives	17,440	—	17,440	—
Total	$796,443	$—	$789,124	$7,319

Liabilities
Derivatives	$17,228	$—	$17,228	$—
Total	$17,228	$—	$17,228	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.6 million that are considered to be Level 3 securities at September 30, 2024 and two totaling $7.3 million at December 31, 2023, attributable to

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – FAIR VALUE MEASUREMENTS (continued)
the calculated change in fair value of $0.3 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis are summarized below for the periods presented:

	September 30, 2024
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$1,512	$1,512
Individually Evaluated Loans	$—	$—	$579	$579

	December 31, 2023
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$2,463	$2,463
Individually Evaluated Loans	$—	$—	$—	$—
The Company had $0.6 million in individually evaluated loans measured at fair value on a nonrecurring basis as of September 30, 2024 and zero at December 31, 2023. The Company’s largest lending relationship is classified at September 30, 2024 as an individually evaluated loan with a net carrying amount totaling $244.0 million. The Company utilized various cash flow and discounting assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $36.9 million at September 30, 2024. When evaluating the net carrying value of this credit relationship at September 30, 2024, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1.5 million and $2.5 million as of September 30, 2024 and December 31, 2023, respectively, primarily due to sales offset by transfers to OREO from loans. The Company had no write-downs recorded on OREO for the three and nine months ended September 30, 2024 and had $0.9 million write-downs recorded on OREO for the nine months ended September 30, 2023.
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis for the periods presented:

	September 30, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$579	Appraisal	Estimated Selling Costs	3.5%	3.5%
Total Individually Evaluated Loans	$579

OREO	$1,041	Appraisals	Estimated Selling Costs	6.0%	6.0%
OREO	328	Discounted Internal Valuations	Management's Subject Discount	24.0%	24.0%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
Total OREO	$1,512

	December 31, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
OREO	$130	Appraisals	Estimated Selling Costs	6.0%	6.0%
OREO	142	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	2,191	Discounted Internal Valuations	Management’s Subject Discount	0.0% - 24.0%	15.6%
Total OREO	$2,463

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
The carrying values and estimated fair values of our financial instruments at September 30, 2024 and December 31, 2023 are presented in the following tables. Fair values for September 30, 2024 and December 31, 2023 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at September 30, 2024
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$104,992	$43,389	$61,603	$—	$104,992
Securities Available-for-Sale	742,635	—	735,048	7,587	742,635
Equity Securities	5,207	5,207	—	—	5,207
Portfolio Loans, net	3,514,952	—	—	3,278,458	3,278,458
Federal Home Loan Bank Stock, at Cost	7,437	—	—	NA	NA
Other Assets- Interest Rate Derivatives	13,756	—	13,756	—	13,756
Accrued Interest Receivable	17,906	13	4,518	13,375	17,906

Financial Liabilities:
Deposits	$4,085,068	$628,901	$1,526,092	$1,944,080	$4,099,073
Other Liabilities- Interest Rate Derivatives	21,765	—	21,765	—	21,765
FHLB Borrowings	90,000	—	—	89,865	89,865
Accrued Interest Payable	8,084	—	2	8,082	8,084

		Fair Value Measurements at December 31, 2023
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$54,529	$39,676	$14,853	$—	$54,529
Securities Available-for-Sale	779,003	—	771,684	7,319	779,003
Portfolio Loans, net	3,408,858	—	—	3,177,715	3,177,715
Federal Home Loan Bank Stock, at Cost	21,626	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,440	—	17,440	—	17,440
Accrued Interest Receivable	18,877	—	5,368	13,509	18,877

Financial Liabilities:
Deposits	$3,721,915	$685,218	$1,450,046	$1,599,043	$3,734,307
Other Liabilities- Interest Rate Derivatives	17,228	—	17,228	—	17,228
FHLB Borrowings	393,400	—	—	392,696	392,696
Accrued Interest Payable	7,288	—	—	7,288	7,288

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
Effective July 11, 2024, the Company entered into two related pay-fixed/receive-floating interest rate swaps (the “Pay-Fixed Swap Agreements”) for a combined notional amount of $300.0 million with a combined fair value of $8.1 million at September 30, 2024. The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in the amortizing single family mortgages and CRE loans. These fair value hedges convert the hedged loans from a fixed rate to a synthetic floating Secured Overnight Financing Rate (“SOFR”). The first Pay-Fixed Swap Agreement with a notional value of $125.0 million matures on July 11, 2027 and the Company will pay a fixed coupon rate of 4.188% while receiving the overnight SOFR. The second Pay-Fixed Swap Agreement with a notional value of $175.0 million matures on July 11, 2029 (but includes partial amortization beginning July 11, 2027) and the Company will pay a fixed coupon rate of 4.004% while receiving the overnight SOFR.
As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for in net interest income. The fair value of these hedges is recorded in either other assets or in other liabilities depending on the position of the hedge, and the offset is recorded in loans. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The hedges were determined to be effective during all periods presented and the Company expects them to remain effective during the remaining terms.
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

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Value of Derivative Assets (Included in Other Assets)
	September 30, 2024			December 31, 2023
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	—	$—	$—	—	$—	$—
Total Derivatives Designated as Hedging Instruments	—	$—	$—	—	$—	$—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	5	$1,266	$2	3	$620	$3
Interest Rate Swap Contracts – Commercial Loans	56	372,232	13,754	58	387,144	17,437
Total Derivatives not Designated as Hedging Instruments	61	$373,498	$13,756	61	$387,764	$17,440

Total Derivatives	61	$373,498	$13,756	61	$387,764	$17,440

	Fair Value of Derivative Liabilities (Included in Other Liabilities)
	September 30, 2024			December 31, 2023
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	2	$300,000	$8,109	—	$—	$—
Total Derivatives Designated as Hedging Instruments	2	$300,000	$8,109	—	$—	$—

Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	5	$1,266	$2	3	$620	$3
Interest Rate Swap Contracts – Commercial Loans	56	372,232	13,654	58	387,144	17,225
Total Derivatives not Designated as Hedging Instruments	61	$373,498	$13,656	61	$387,764	$17,228

Total Derivatives	63	$673,498	$21,765	61	$387,764	$17,228

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)
The following table indicates the (loss) income recognized on derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$103	$—	$103	$—
Total Derivative Income Designated as Hedging Instruments	$103	$—	$103	$—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$(3)	$(1)	$(1)	$4
Forward Sale Contracts – Mortgage Loans	3	1	1	(4)
Interest Rate Swap Contracts – Commercial Loans	(128)	234	(112)	90
Total Derivative (Loss) Income not Designated as Hedging Instruments	$(128)	$234	$(112)	$90

Total Derivative (Loss) Income	$(25)	$234	$(9)	$90
Presenting offsetting derivatives that are subject to legally enforceable netting arrangements with the same party is permitted. For example, we may have a derivative asset and a derivative liability with the same counterparty to a swap transaction and are permitted to offset the asset position and the liability position resulting in a net presentation.
The following table indicates the gross amounts of derivative assets and derivative liabilities designated as hedging instruments and not designated as hedging instruments, the amounts offset and the carrying values in the Consolidated Balance Sheets at the dates presented:

	Derivative Assets (Included in Other Assets)		Derivative Liabilities (Included in Other Liabilities)
(Dollars in Thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives Designated as Hedging Instruments
Gross Amounts Recognized	$—	$—	$8,381	$—
Gross Amounts Offset	—	—	272	—
Net Amounts Presented in the Consolidated Balance Sheets	—	—	8,109	—

Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$13,756	$17,440	$13,656	$17,228
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	13,756	17,440	13,656	17,228

Net Amount	$13,756	$17,440	$21,765	$17,228

NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Noninterest-Bearing Demand	$628,901	$685,218
Interest-Bearing Demand	649,005	481,506
Money Market	504,206	513,664
Savings	372,881	454,876
Certificates of Deposits	1,930,075	1,586,651
Total	$4,085,068	$3,721,915
All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at September 30, 2024 and December 31, 2023 were $288.0 million and $235.0 million, respectively.
At September 30, 2024 and December 31, 2023, total brokered deposits were $216.1 million and $70.0 million, respectively.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	September 30, 2024
3 Months or Less	$588,873
Over 3 Months through 12 Months	1,001,349
Over 1 Year Through 3 Years	197,467
Over 3 Years	142,386
Total	$1,930,075
Overdrafts reclassified to loans were $0.3 million at both September 30, 2024 and December 31, 2023.
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $90.0 million Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2024 and $393.4 million at December 31, 2023. FHLB borrowings are fixed rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were 0.0% and 5.6% of total borrowings at September 30, 2024 and December 31, 2023, respectively. Total loans pledged as collateral were $1.6 billion at September 30, 2024 and $1.5 billion at December 31, 2023. There were no securities available-for-sale pledged as collateral at both September 30, 2024 and December 31, 2023.
At September 30, 2024, funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximately $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $791.4 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $30.0 million at September 30, 2024 and $50.0 million at December 31, 2023, respectively, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional certificate of deposit (“CD”) and brokered deposit markets. The Company did not have outstanding borrowings on these fed funds lines as of September 30, 2024 or December 31, 2023. The Company had the capacity to borrow up to an additional $480.3 million from the FHLB at December 31, 2023.
The following table represents the balance of FHLB borrowings and the weighted average interest rate as of the periods presented:

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)	September 30, 2024	December 31, 2023
FHLB Borrowings	$90,000	$393,400
Weighted Average Interest Rate	4.30%	5.20%
FHLB Availability	$791,403	$480,266
The following table represents the balance of federal funds purchased and the weighted average interest rate as of the periods presented:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Federal Fund Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$75,000	$50,000
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to September 30, 2024 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$45,000	4.64%
2 years	45,000	3.96%
3 years	—	—%
4 years	—	—%
5 years	—	—%
Thereafter	—	—%
Total FHLB Borrowings	$90,000	4.30%
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $799.8 million at September 30, 2024 and $702.3 million at December 31, 2023, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $435.3 million, or 54.4% and $452.2 million, or 64.4%, of the commitments to extend credit at September 30, 2024 and December 31, 2023, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $18.2 million at September 30, 2024 and $19.6 million at December 31, 2023.
The following table sets forth our commitments and letters of credit as of the dates presented:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Commitments to Extend Credit	$799,808	$702,301
Standby and Performance Letters of Credit	18,244	19,643
Total	$818,052	$721,944
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of and for the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at Beginning of Period	$2,914	$2,736	$3,193	$2,292
Provision (Recovery) for Unfunded Commitments	191	(130)	(88)	314
Balance at End of Period	$3,105	$2,606	$3,105	$2,606
Amounts are added or subtracted to the reserve for unfunded commitments through a charge or credit to current earnings in the provision (recovery) for unfunded commitments. A provision of $0.2 million was recorded for the three months ended September 30, 2024, which resulted in an increase of $0.3 million compared to a recovery of $(0.1) million for the three months ended September 30, 2023. The increase in the provision (recovery) for unfunded commitments was primarily due to an increase in construction commitments.
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
As of September 30, 2024, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
GLAS Federal Court Litigation
On February 12, 2024, the Bank was named as a defendant in a lawsuit (the “GLAS Federal Court Litigation”) filed in the United States District Court for the Western District of Virginia by GLAS Trust Company LLC (“GLAS”). The allegations contained in the GLAS Federal Court Litigation relate to a series of financing transactions that occurred in 2018 between Bluestone Resources, Inc. (“Bluestone Resources”), its subsidiary Bluestone Coal Sales Corporation (“Bluestone Sales”, and together with Bluestone Resources and their respective affiliates, the “Bluestone Entities”), and Greensill (UK) Limited, Ltd. (“Greensill”). The Bluestone Entities are owned and controlled by James C. Justice, II and James C. Justice, III. In the GLAS Federal Court Litigation, GLAS alleged that it serves as trustee for investors that acquired notes via a series of securities transactions that repackaged the Bluestone Entities’ obligations to repay Greensill and sold them to those investors. In the GLAS Federal Court Litigation, GLAS alleged that certain transfers to the Bank executed during 2018 by the Bluestone Entities or Greensill, which in the aggregate totaled approximately $226 million, each constitute either a fraudulent conveyance, or a voluntary conveyance, under Virginia law. In the GLAS Federal Court Litigation, GLAS sought an award equal to the full amount of such fraudulent conveyances and/or voluntary conveyances plus interest and payment of attorneys’ fees and costs.
On August 28, 2024, the Bank announced that it had agreed to a settlement with GLAS (the “GLAS Settlement”). In connection with the GLAS Settlement, the GLAS Federal Court Litigation was dismissed with prejudice, certain entities that are owned or controlled by James C. Justice, II, Cathy L. Justice and James C. Justice, III (each, a “Justice Entity” and collectively, the “Justice Entities”) executed documents reaffirming the legality, validity and binding nature of all loan documents they have executed and judgments granted in favor of the Bank, and GLAS and certain affiliates and parties on whose behalf GLAS was acting have executed a release that waives any and all causes of action of any kind that they might claim to have against the Bank.

CARTER BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – COMMITMENTS AND CONTINGENCIES – (continued)
Also in connection with the GLAS Settlement, the Company tendered a payment (the “Settlement Payment”) in consideration of the voluntary dismissal of the GLAS Federal Court Litigation. Because certain of the Justice Entities had previously agreed to indemnify the Bank against the claims asserted in the GLAS Federal Court Litigation, certain of the Justice Entities executed a promissory note in favor of the Bank further evidencing this indemnification obligation as related to the Settlement Payment. This promissory note was recognized as a principal charge-off during the three months ended September 30, 2024 due to the nonperforming status of the Bank’s loans with the Justice Entities, and because the settled claims asserted in the GLAS Federal Court Litigation related to allegedly preferential payments made on those nonperforming loans. For more information about the Company’s principal charge-offs, see Note 5 – Allowance for Credit Losses in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the periods presented, net of tax effects:

(Dollars in Thousands)	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Pre-Tax Amount	Tax (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Gains (Losses) Arising during the period	$20,910	$(4,582)	$16,328	$(14,773)	$3,197	$(11,576)
Reclassification Adjustment for Losses included in Net Income	—	—	—	1	—	1
Other Comprehensive Income (Loss)	$20,910	$(4,582)	$16,328	$(14,772)	$3,197	$(11,575)

(Dollars in Thousands)	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Pre-Tax Amount	Tax (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
Net Unrealized Gains (Losses) Arising during the period	$23,279	$(5,117)	$18,162	$(10,176)	$2,224	$(7,952)
Reclassification Adjustment for (Gains) Losses included in Net Income	(36)	8	(28)	10	(2)	8
Other Comprehensive Income (Loss)	$23,243	$(5,109)	$18,134	$(10,166)	$2,222	$(7,944)
NOTE 12 – STOCK REPURCHASE PLAN
The Company was active in share repurchase activity and repurchased 1,000,000 shares of its common stock at a total cost of $14.2 million, or an average price of $14.16 per share during the year ended December 31, 2023. On March 29, 2023, the Company's Board of Directors authorized a new share repurchase program (the “2023 Program”) which took effect starting May 1, 2023, after the expiration of the previous repurchase program (the “2022 Program”), which was originally authorized through August 1, 2023, but was fully exhausted as of March 10, 2023. The Board of Directors authorized the repurchase of 1,000,000 shares of common stock under the 2023 Program and on August 31, 2023 reached the maximum number of shares that could be purchased under the 2023 Program. The Company’s Board of Directors has not authorized a new repurchase program as of September 30, 2024.

CARTER BANKSHARES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help readers understand Carter Bankshares, Inc., our operations, our present business environment, and our consolidated results of operations and financial condition and highlights material changes in our financial condition and results of operations as of and for the three and nine month periods ended September 30, 2024 and September 30, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
•Important Note Regarding Forward-Looking Statements
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Estimates
•Overview and Strategy
•Results of Operations and Financial Condition
◦Earnings Summary
◦Financial Condition
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
These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements including, but not limited to the effects of:
•market interest rates and the impacts of market interest rates on economic conditions, customer behavior, and the Company’s loan and securities portfolios;
•inflation, market and monetary fluctuations;

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
•changes in trade, monetary and fiscal policies and laws of the U.S. government, including policies of the Federal Reserve, Federal Deposit Insurance Corporation, (“FDIC”) and Treasury Department;
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
•the soundness of other financial institutions and any indirect exposure related to large bank failures and their impact on the broader market through other customers, suppliers and partners or that the conditions which resulted in the liquidity concerns with those failed banks may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships with;
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
•our failure to attract or retain key associates;
•expansions or consolidations in the Company’s branch network, including that the anticipated benefits of the Company’s branch network optimization project are not fully realized in a timely manner or at all;
•deterioration of the housing market and reduced demand for mortgages; and
•turbulence in significant portions of the global financial and real estate markets that could impact our performance, both directly, by affecting our revenues and the value of our assets and liabilities, and indirectly, by affecting the economy generally and access to capital in the amounts, at the times and on the terms required to support our future businesses.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
Critical Accounting Estimates
Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2024 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.6 billion at September 30, 2024. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a FDIC insured, Virginia state-chartered bank, which operates 65 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
The Company earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, occupancy and income tax provision.
Part of the Company’s current three-year strategic plan is to focus on refining and enhancing its brand image and position in the markets it serves. With this new brand strategy, the Company has embarked on a multi-year implementation plan to create a brand tailored to the needs of our critical growth audiences, with a focus on innovating brand experiences to exceed expectations and to build a brand that stands apart. This means a commitment to aligning processes, operations and systems around the Company’s brand while introducing new products and services, so that in time the Company can increase its brand awareness in the communities it serves. To strengthen and further shape the brand and culture of the Company, a new set of guiding principles were introduced to associates in June 2023. The guiding principles include a new purpose statement: To create opportunities for more people and businesses to prosper; supported by our new set of core values: Build Relationships, Earn Trust and Take Ownership. We believe these new guiding principles will help create alignment to support future growth by empowering our associates and igniting a passion for the Company.
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
The Company is focused on executing this strategy to successfully support the new brand and grow our business in our current markets as well as any new markets we may enter. As part of executing this strategy, the Company continues to dedicate significant resources to the ultimate resolution of the Company’s nonaccrual loans, the significant majority of which are related to a single large lending relationship that the Company placed on nonaccrual status in the second quarter of 2023, in a manner that best protects the Company, the Bank and shareholders. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
During the third quarter of 2024, the Company obtained a voluntary stipulation of dismissal of the lawsuit filed against the Bank in the United States District Court for the Western District of Virginia (Danville Division) on February 10, 2024 (the “GLAS Trust Lawsuit”) by GLAS Trust Company, LLC, in its capacity as Note Trustee (“GLAS Trust”) “with prejudice.” Accordingly, GLAS Trust may not bring any future legal action in any court based on the facts alleged in the GLAS Trust Lawsuit. Moreover, in connection with the dismissal of the GLAS Trust Lawsuit, GLAS Trust and certain affiliates and parties on whose behalf it is acting have executed a release that waives any and all causes of action of any kind that they might claim to have against the Bank.
The dismissal of the GLAS Trust Lawsuit ended all pending litigation brought against the Bank by GLAS Trust in connection with the Bank’s lending relationship with James C. Justice, II and the entities in which he has an interest. Also in connection with the dismissal of the GLAS Trust Lawsuit, certain Justice Entities executed documents reaffirming the legality, validity and binding nature of all loan documents they have executed in favor of the Bank.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company tendered a payment (the “Settlement Payment”) in consideration of the voluntary dismissal of the GLAS Trust Lawsuit. Because certain of the Justice Entities had previously agreed to indemnify the Bank against the claims asserted in the GLAS Federal Court Litigation, certain of the Justice Entities executed a promissory note in favor of the Bank further evidencing this indemnification obligation as related to the Settlement Payment. This promissory note was recognized as a principal charge-off during the three months ended September 30, 2024 due to the nonperforming status of the Bank’s loans with the Justice Entities, and because the settled claims related to allegedly preferential payments made on those nonperforming loans.
During the second quarter of 2024 the federal court lawsuit filed against the Company and the Bank by West Virginia Governor James C. Justice II, his wife Cathy L. Justice, his son James C. Justice, III, and related entities that he and/or they own was dismissed with prejudice. In connection with the dismissal of this litigation, the Justice Entities agreed upon a pathway of curtailment and payoff of the outstanding loans with the Bank. The Justice Entities have reduced the aggregate nonperforming loan balance associated with the Justice Entities has been reduced from $301.9 million as of March 31, 2024 to $280.9 million as of September 30, 2024.
The Company’s financial results continue to be significantly impacted by the Bank’s largest nonperforming lending relationship that was placed on nonaccrual status during the second quarter of 2023, which has an aggregate principal balance of $280.9 million as of September 30, 2024. As a result, interest income was negatively impacted by $8.8 million and $9.3 million during the third quarter of 2024 and 2023, respectively, and $27.2 million and $20.7 million during the nine months ended September 30, 2024 and the same period in 2023, respectively. Interest income has been negatively impacted by $57.2 million in the aggregate since placement of these loans on nonaccrual status during the second quarter of 2023.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended September 30, 2024
•Net interest income increased $1.4 million, or 5.1% compared to the three months ended September 30, 2023, primarily due to a 57 basis point increase in the yield on earning assets, offset by a 61 basis point increase in funding costs;
•The (recovery) provision for credit losses decreased $1.5 million for the three months ended September 30, 2024, compared to the same period in 2023;
•Total noninterest income increased $0.2 million to $5.4 million for the three months ended September 30, 2024, compared to the same period in 2023;
•Total noninterest expense increased $0.2 million to $27.4 million for the three months ended September 30, 2024 compared to the same period in 2023; and
•Provision for income taxes increased $0.6 million for the three months ended September 30, 2024 compared to the same period in 2023.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Highlights for the Nine Months Ended September 30, 2024
•Net interest income decreased $9.6 million, or 10.1%, to $85.3 million for the nine months ended September 30, 2024 compared to the same period in 2023, reflecting the impact of rising rates on funding costs, which more than offset loan growth and higher loan and securities yields;
•The (recovery) provision for credit losses decreased $2.5 million to $0.1 million for the nine months ended September 30, 2024 compared to the same period in 2023;
•Total noninterest income increased $1.0 million to $16.0 million for the nine months ended September 30, 2024 compared to the same period in 2023;
•Total noninterest expense increased $4.7 million to $81.1 million for the nine months ended September 30, 2024 compared to the same period in 2023; and
•Provision for income taxes decreased $1.4 million to $3.9 million for the nine months ended September 30, 2024 compared to the same period in 2023.
Balance Sheet Highlights (period-end balances, September 30, 2024 compared to December 31, 2023)
•The securities portfolio decreased $36.4 million and is currently 16.1% of total assets compared to 17.3% of total assets;
•Total portfolio loans increased $90.0 million, or 3.4%, on an annualized basis, primarily due to loan growth in the commercial real estate (“CRE”) segment during the nine months ended September 30, 2024 and was muted by $80.0 million in loan payoffs of two large commercial real estate loans;
•The portfolio loans to deposit ratio was 88.0%, compared to 94.2%;
•At September 30, 2024, nonperforming loans declined by $21.8 million to $287.7 million since December 31, 2023. Nonperforming loans as a percentage of total portfolio loans were 8.00% compared to 8.83%. The decline is due to $21.0 million of curtailment payments made by the Banks’s largest nonperforming lending relationship that was placed on nonaccrual status during the second quarter of 2023. These loans are contained in the Other segment with an aggregate principal balance of $280.9 million as of September 30, 2024 and comprise 97.6% of nonperforming loans at September 30, 2024;

•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 2.25% compared to 2.77%. The ACL on portfolio loans totaled $80.9 million at September 30, 2024, compared to $97.1 million at December 31, 2023.
•Total deposits increased $363.2 million, or 13.0% on an annualized basis, compared to December 31, 2023; and

•Federal Home Loan Bank (“FHLB”) borrowings decreased $303.4 million to $90.0 million at September 30, 2024 compared to $393.4 million at December 31, 2023 primarily due to scheduled maturities, repayment of overnight funds and liquidity provided by deposit growth.
The Company reported net income of $5.6 million or $0.24 diluted earnings per common share (“EPS”) for the three months ended September 30, 2024 compared to net income of $3.6 million, or $0.16 diluted EPS for the same period in 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
PERFORMANCE RATIOS	2024	2023	2024	2023
Return on Average Assets	0.49%	0.33%	0.48%	0.78%
Return on Average Shareholders’ Equity	5.99%	4.19%	5.99%	9.71%
Portfolio Loans to Deposit Ratio	88.02%	95.82%	88.02%	95.82%
Allowance for Credit Losses to Total Portfolio Loans	2.25%	2.77%	2.25%	2.77%
Nonperforming Loans to Portfolio Loans	8.00%	9.04%	8.00%	9.04%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Interest Income (FTE)(Non-GAAP)
Interest and Dividend Income (GAAP)	$56,595	$48,886	$165,227	$144,557
Tax Equivalent Adjustment	190	247	593	768
Interest and Dividend Income (FTE) (Non-GAAP)	56,785	49,133	165,820	145,325
Average Earning Assets	$4,447,455	$4,320,390	$4,437,886	$4,256,560
Yield on Interest-earning Assets (GAAP)	5.06%	4.49%	4.97%	4.54%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.08%	4.51%	4.99%	4.56%

Net Interest Income (GAAP)	$28,798	$27,394	$85,309	$94,890
Tax Equivalent Adjustment	190	247	593	768
Net Interest Income (FTE) (Non-GAAP)	28,988	27,641	85,902	95,658
Average Earning Assets	$4,447,455	$4,320,390	$4,437,886	$4,256,560
Net Interest Margin (GAAP)	2.58%	2.52%	2.57%	2.98%
Net Interest Margin (FTE) (Non-GAAP)	2.59%	2.54%	2.59%	3.00%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$43,817	$597	5.42%	$12,652	$172	5.39%
Tax-Free Investment Securities(2)	11,740	84	2.85%	27,594	203	2.92%
Taxable Investment Securities	815,885	7,266	3.54%	893,386	7,793	3.46%
Total Securities	827,625	7,350	3.53%	920,980	7,996	3.44%
Tax-Free Loans(1)(2)	99,810	815	3.25%	120,670	972	3.20%
Taxable Loans(1)(3)	3,464,899	47,813	5.49%	3,243,663	39,578	4.84%
Total Loans	3,564,709	48,628	5.43%	3,364,333	40,550	4.78%
Federal Home Loan Bank Stock	11,304	210	7.39%	22,425	415	7.34%
Total Interest-Earning Assets	4,447,455	$56,785	5.08%	4,320,390	$49,133	4.51%
Noninterest Earning Assets	108,760			88,805
Total Assets	$4,556,215			$4,409,195

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$604,630	$2,838	1.87%	$475,939	$720	0.60%
Money Market	502,008	4,012	3.18%	430,954	2,495	2.30%
Savings	386,698	153	0.16%	504,697	140	0.11%
Certificates of Deposit	1,835,329	18,515	4.01%	1,486,165	11,973	3.20%
Total Interest-Bearing Deposits	3,328,665	25,518	3.05%	2,897,755	15,328	2.10%
Federal Home Loan Bank Borrowings	171,424	2,143	4.97%	447,287	5,986	5.31%
Federal Funds Purchased	—	—	—%	7,550	107	5.62%
Other Borrowings	10,070	136	5.37%	6,131	71	4.59%
Total Borrowings	181,494	2,279	5.00%	460,968	6,164	5.31%
Total Interest-Bearing Liabilities	3,510,159	27,797	3.15%	3,358,723	21,492	2.54%
Noninterest-Bearing Liabilities	672,208			707,445
Shareholders' Equity	373,848			343,027
Total Liabilities and Shareholders' Equity	$4,556,215			$4,409,195
Net Interest Income(2)		$28,988			$27,641
Net Interest Margin(2)			2.59%			2.54%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(Dollars in Thousands)	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$33,049	$1,352	5.46%	$15,550	$587	5.05%
Tax-Free Investment Securities(2)	11,779	255	2.89%	28,189	618	2.93%
Taxable Investment Securities	836,993	22,730	3.63%	908,670	22,874	3.37%
Total Securities	848,772	22,985	3.62%	936,859	23,492	3.35%
Tax-Free Loans(1)(2)	105,569	2,566	3.25%	126,578	3,041	3.21%
Taxable Loans(1)(3)	3,434,407	138,025	5.37%	3,158,888	117,235	4.96%
Total Loans	3,539,976	140,591	5.31%	3,285,466	120,276	4.89%
Federal Home Loan Bank Stock	16,089	892	7.41%	18,685	970	6.94%
Total Interest-Earning Assets	4,437,886	$165,820	4.99%	4,256,560	$145,325	4.56%
Noninterest Earning Assets	97,235			92,613
Total Assets	$4,535,121			$4,349,173

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$544,680	$5,639	1.38%	$485,605	$1,876	0.52%
Money Market	512,539	11,934	3.11%	440,700	5,607	1.70%
Savings	412,549	435	0.14%	570,538	456	0.11%
Certificates of Deposit	1,734,538	50,950	3.92%	1,388,773	26,690	2.57%
Total Interest-Bearing Deposits	3,204,306	68,958	2.87%	2,885,616	34,629	1.60%
Federal Home Loan Bank Borrowings	273,413	10,637	5.20%	380,023	14,461	5.09%
Federal Funds Purchased	—	—	—%	9,062	354	5.22%
Other Borrowings	8,749	323	4.93%	6,247	223	4.77%
Total Borrowings	282,162	10,960	5.19%	395,332	15,038	5.09%
Total Interest-Bearing Liabilities	3,486,468	79,918	3.06%	3,280,948	49,667	2.02%
Noninterest-Bearing Liabilities	686,560			720,181
Shareholders' Equity	362,093			348,044
Total Liabilities and Shareholders' Equity	$4,535,121			$4,349,173
Net Interest Income(2)		$85,902			$95,658
Net Interest Margin(2)			2.59%			3.00%
(1) Nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3) Average loan balances include loans held-for-sale.
Net interest income increased to $28.8 million for the three months ended September 30, 2024 from $27.4 million for the same period in 2023. Net interest income, on an FTE basis (non-GAAP), increased $1.3 million, or 4.9%, to $29.0 million for the three months ended September 30, 2024 compared to the same period in 2023. The net interest margin increased 6 basis points to 2.58% for the three months ended September 30, 2024 compared to 2.52% for the same period in 2023. Net interest margin, on an FTE basis, increased 5 basis points to 2.59% for the three months ended September 30, 2024 compared to 2.54% for the same period in 2023. The increase was primarily a result of higher average interest-earning assets of $127.1 million with the yield on average interest-earning assets increasing 57 basis points. The most significant increase in interest-earning assets was a 65 basis point increase in the yield on average loans from 4.78% in the third quarter of 2023 to 5.43% in the third quarter of 2024, as well as a higher average loan balance.
Net interest income decreased to $85.3 million for the nine months ended September 30, 2024 from $94.9 million for the same period in 2023. Net interest income, on an FTE basis (non-GAAP), decreased $9.8 million, or 10.2%, to $85.9 million for the nine months ended September 30, 2024 compared to $95.7 million for the same period in 2023. The net interest margin decreased 41 basis points to 2.57% for the nine months ended September 30, 2024 compared to 2.98% for the same period in 2023. Net interest margin, on an FTE basis, decreased 41 basis points to 2.59% for the nine months ended September 30, 2024 compared to 3.00% for the same period in 2023. The decline in net interest income and net interest margin were significantly driven by the Bank’s largest nonperforming lending relationship that was placed on nonaccrual status during the second quarter of 2023, which negatively impacted interest income by $27.2 million for the nine months ended September 30, 2024 and by $20.7 million for the same period in 2023. Funding costs increased 104 basis points, offset by an increase of 43 basis points on the yield on earning assets for the nine months ended September 30, 2024 compared to the same period in 2023. During the

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
nine months ended September 30, 2024, $1.2 billion of CDs matured and repriced from an average rate of 4.33% to an average rate of 4.40%.
Interest income increased to $56.6 million for the three months ended September 30, 2024 from $48.9 million compared to the same period in 2023. Interest income, on an FTE basis (non-GAAP), increased $7.7 million, or 15.6%, to $56.8 million for the three months ended September 30, 2024 compared to $49.1 million for the same period in 2023, primarily from growth in earning assets and higher earning asset yields. Average interest-earning assets increased primarily due to average loan growth of $200.4 million in loans and an increase of $31.2 million in interest-bearing deposits with banks during the third quarter of 2024, and was partially offset by a decrease of $93.4 million in average investment securities and a decrease of $11.1 million in FHLB stock. The Bank’s largest nonperforming lending relationship negatively impacted interest income by $8.8 million in the third quarter of 2024 and was negatively impacted by $9.3 million in the third quarter of 2023. Interest income increased to $165.2 million for the nine months ended September 30, 2024 from $144.6 million compared to the same period in 2023. Interest income, on an FTE basis (non-GAAP), increased $20.5 million, or 14.1%, to $165.8 million for the nine months ended September 30, 2024 compared to $145.3 million for the same period in 2023, resulting from average loan growth of $275.5 million in taxable loans.
The change in average investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal curtailments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of September 30, 2024, the securities portfolio was comprised of 43.7% variable rate securities with approximately 96.9% that will reprice at least once over the next 12 months. We believe having a significant percentage of variable rate securities is an important strategy during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk so there is much less price volatility. This variable rate strategy has limited the impact of rising rates on the Company’s unrealized losses on debt securities. With the Federal Reserve on a likely path of reducing short-term interest rates, the Bank may alter this interest rate mix strategy going forward.
Interest expense of $27.8 million for the three months ended September 30, 2024 increased $6.3 million, or 29.3% compared to the same period in 2023, primarily due to an increase in average interest-bearing deposits of $430.9 million. The increase in average-bearing deposits reflected solid growth in average CDs of $349.2 million, an increase of $128.7 million in interest-bearing demand accounts and an increase of $71.0 million in average money market accounts, offset by a decrease of $118.0 million in savings accounts as customer preferences shifted from lower cost non-maturing deposits to higher-yielding interest-bearing demand, money market and CD products. Interest expense of $79.9 million for the nine months ended September 30, 2024 increased $30.3 million, or 60.9% compared to the same period in 2023, primarily due to an average increase in CDs of $345.8 million.
Our balance sheet is currently exhibiting characteristics of a slightly liability sensitive position due to the short-term nature of our deposit portfolio and FHLB borrowings. Specifically, 93.0% of our CD portfolio and 50.0% of our outstanding FHLB borrowings will mature and reprice over the next twelve months. This strategy gives us flexibility to manage the structure and pricing of our deposit and borrowing portfolios to reduce future funding costs should the Federal Open Market Committee (“FOMC”) continue cutting short-term rates in the future.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2024 Compared to September 30, 2023			Nine Months Ended September 30, 2024 Compared to September 30, 2023
(Dollars in Thousands)	Volume(3)	Rate(3)	Increase/ (Decrease)	Volume(3)	Rate(3)	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$425	$—	$425	$712	$53	$765
Tax-free Investment Securities(2)	(114)	(5)	(119)	(356)	(7)	(363)
Taxable Investment Securities	(687)	160	(527)	(1,875)	1,731	(144)
Total Securities	(801)	155	(646)	(2,231)	1,724	(507)
Tax-free Loans(1)(2)	(170)	13	(157)	(511)	36	(475)
Taxable Loans(1)	2,820	5,415	8,235	10,660	10,130	20,790
Total Loans	2,650	5,428	8,078	10,149	10,166	20,315
Federal Home Loan Bank Stock	(207)	2	(205)	(141)	63	(78)
Total Interest-Earning Assets	$2,067	$5,585	$7,652	$8,489	$12,006	$20,495

Interest Paid on:
Interest-Bearing Demand	$242	$1,876	$2,118	$254	$3,509	$3,763
Money Market	458	1,059	1,517	1,039	5,288	6,327
Savings	(38)	51	13	(145)	124	(21)
Certificates of Deposit	3,155	3,387	6,542	7,770	16,490	24,260
Total Interest-Bearing Deposits	3,817	6,373	10,190	8,918	25,411	34,329
Federal Home Loan Bank Borrowings	(3,472)	(371)	(3,843)	(4,141)	317	(3,824)
Federal Funds Purchased	(54)	(53)	(107)	(177)	(177)	(354)
Other Borrowings	52	13	65	92	8	100
Total Borrowings	(3,474)	(411)	(3,885)	(4,226)	148	(4,078)
Total Interest-Bearing Liabilities	343	5,962	6,305	4,692	25,559	30,251
Change in Net Interest Margin(2)	$1,724	$(377)	$1,347	$3,797	$(13,553)	$(9,756)
(1)Nonaccruing loans are included in the daily average loan amounts outstanding.
(2)Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
(3)Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(Recovery) Provision for Credit Losses
(Recovery) provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the (recovery) provision for credit losses and net charge-offs:

(Dollars in Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
(Recovery) Provision for Credit Losses	$(432)	$1,105	$(1,537)	$75	$2,605	$(2,530)
Provision (Recovery) for Unfunded Commitments	191	(130)	321	(88)	314	(402)
Total (Recovery) Provision for Credit Losses on Loans	(241)	975	(1,216)	(13)	2,919	(2,932)
Provision for Securities	—	—	—	—	—	—
Total (Recovery) Provision for Credit Losses	$(241)	$975	$(1,216)	$(13)	$2,919	$(2,932)

Net Loan Charge-offs	$15,345	$775	$14,570	$16,218	$1,983	$14,235
Net Loan Charge-offs (annualized) / Average Portfolio Loans	1.71%	0.09%		0.61%	0.08%
The (recovery) provision for credit losses decreased $1.5 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease for the three and nine months ended September 30, 2024 in the (recovery) provision for credit losses as compared to the same periods in 2023 was primarily driven by updated analysis of the individually evaluated loans within the Other loan segment and $1.7 million of other segment

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
reserves released during the third quarter of 2024 related to $13.2 million of curtailment payments made during the third quarter by the Bank’s largest nonperforming lending relationship, offset by loan growth in the third quarter of 2024.
The provision (recovery) for unfunded commitments for the three and nine months ended September 30, 2024 was a provision of $0.2 million and a recovery $(0.1) million, respectively, compared to a recovery of $(0.1) million and a provision of $0.3 million in the same periods in 2023, respectively. The decrease and the increase in the three and nine months ended September 30, 2024, respectively were due to changes in commitments in construction loans during the periods.
Net charge-offs were $15.3 million and $16.2 million for the three and nine months ended September 30, 2024 compared to $0.8 million and $2.0 million for the same periods in 2023. During the three and nine months ended September 30, 2024 and September 30, 2023, net charge-offs were significantly impacted by a $15.0 million principal charge-off related to the Other segment of the loan portfolio. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 1.71% and 0.61% for the three and nine months ended 2024 and 0.09% and 0.08% for the three and nine months ended September 30, 2023, respectively.

The $15.0 million principal charge-off related to the Other segment of the loan portfolio. Certain Justice Entities executed a promissory note related to the Settlement Payment (as defined in Note 10). This promissory note was recognized as a principal charge-off due to the nonperforming status of the Bank’s loans with the Justice Entities and because the settled claims related to allegedly preferential payments made on those nonperforming loans. See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs and for additional information related to our ACL.
Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gains (Losses) on Sales of Securities, net	$—	$(1)	$1	N/M	$36	$(10)	$46	N/M
Service Charges, Commissions and Fees	1,820	1,783	37	2.1%	5,547	5,380	167	3.1%
Debit Card Interchange Fees	1,907	1,902	5	0.3%	5,926	5,941	(15)	(0.3)%
Insurance Commissions	1,063	868	195	22.5%	2,611	1,550	1,061	68.5%
Bank Owned Life Insurance Income	375	348	27	7.8%	1,088	1,028	60	5.8%
Commercial Loan Swap Fee Income	—	—	—	—%	—	114	(114)	(100.0)%
Other	257	370	(113)	(30.5)%	792	1,030	(238)	(23.1)%
Total Noninterest Income	$5,422	$5,270	$152	2.9%	$16,000	$15,033	$967	6.4%
N/M Not Meaningful
Total noninterest income increased $0.2 million, or 2.9%, to $5.4 million for the three months ended September 30, 2024 and increased $1.0 million, or 6.4%, to $16.0 million for the nine months ended September 30, 2024 when compared to the same periods in 2023. The increase for the three months ended September 30, 2024 was primarily due to higher insurance commissions of $0.2 million, offset by a decrease of $0.1 million in other noninterest income related to lower fair value adjustment of our interest rate swap contracts with commercial customers.
The most significant increase during the nine months ended September 30, 2024 was higher insurance commissions of $1.1 million. Also impacting the increase for the nine months ended September 30, 2024 was a $0.2 million increase in service charges, commissions and fees, offset by a decrease of $0.2 million in other noninterest income similar to the decrease mentioned above and a decline of $0.1 million in commercial loan swap fee income as activity has declined due to the interest rate environment.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and Employee Benefits	$14,603	$13,956	$647	4.6%	$43,019	$41,257	$1,762	4.3%
Occupancy Expense, net	3,944	3,547	397	11.2%	11,485	10,548	937	8.9%
FDIC Insurance Expense	1,529	1,368	161	11.8%	4,782	2,711	2,071	76.4%
Other Taxes	878	856	22	2.6%	2,680	2,446	234	9.6%
Advertising Expense	585	363	222	61.2%	1,470	1,133	337	29.7%
Telephone Expense	324	500	(176)	(35.2)%	1,083	1,339	(256)	(19.1)%
Professional and Legal Fees	1,193	1,512	(319)	(21.1)%	4,248	4,005	243	6.1%
Data Processing	1,337	1,076	261	24.3%	3,462	2,854	608	21.3%
Debit Card Expense	889	816	73	8.9%	2,453	2,066	387	18.7%
Other	2,151	3,288	(1,137)	(34.6)%	6,454	8,035	(1,581)	(19.7)%
Total Noninterest Expense	$27,433	$27,282	$151	0.6%	$81,136	$76,394	$4,742	6.2%
Total noninterest expense increased $0.2 million to $27.4 million for the three months ended September 30, 2024 compared to the same period in 2023. The most significant variance for the comparable period related to a $0.6 million increase in salaries and employee benefits, an increase of $0.4 million in occupancy expenses, an increase of $0.3 million in data processing expenses and a $0.2 million increase in FDIC insurance expense, offset by a decrease of $1.1 million in other noninterest expense and a decrease of $0.3 million in professional and legal fees.

The increases in salaries and employee benefits resulted from higher salary expenses due to fewer open positions in retail, job grade assessment increases and normal merit increases. The increase in occupancy expenses, net of $0.4 million was due to new software license and depreciation expense in the third quarter of 2024 and the increase in data processing expenses of $0.3 million relates primarily to general inflationary cost increases for existing and new service agreements. The increase in advertising expenses relates to costs incurred for the Company’s new brand roll-out. The higher FDIC insurance expense was due to the deterioration in asset quality as a direct result of the large nonperforming lending relationship that was placed into nonaccrual status in the second quarter of 2023, which is a component used to determine the assessment. The decrease in other noninterest expense related to a gain of $0.5 million on a closed office that was sold in the third quarter of 2024, write-downs of $0.6 million on three legacy other real estate owned (“OREO”) properties and write-downs of $0.3 million on two additional closed offices in the third quarter of 2023.
Total noninterest expense increased $4.7 million or 6.2% to $81.1 million for the nine months ended September 30, 2024 compared to the same period in 2023. The most significant variances were similar to those mentioned for the three months ended September 30, 2024 compared to the same period in 2023. However, the year-to-date variance was also impacted by an increase of $0.4 million in debit card expense related to discounts received in March of 2023, as well as, a decrease of $0.3 million in telephone expenses due to the lower ongoing cost of a new phone system that was replaced in 2023.
Provision for Income Taxes
The provision for income taxes increased $0.6 million and decreased $1.4 million to $1.4 million and $3.9 million for the three and nine months ended September 30, 2024, respectively when compared to the same periods in 2023. Pre-tax income increased $2.6 million and decreased $10.4 million for the three and nine months ended September 30, 2024, respectively when compared to the same periods in 2023. The effective tax rate was 19.9% and 19.5% for the three and nine months ended September 30, 2024, respectively, compared to 17.7% and 17.4% for the same periods in 2023. The increase in the effective tax rate for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily related to changes in pre-tax income, partially offset by higher levels of tax credits in 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Financial Condition
September 30, 2024
Total assets increased $100.9 million, to $4.6 billion at September 30, 2024 compared to December 31, 2023. Cash and due from banks increased $50.5 million to $105.0 million at September 30, 2024 compared to $54.5 million at December 31, 2023 primarily due to higher excess cash on hand in the third quarter of 2024. Total portfolio loans increased $90.0 million, or 3.4% on an annualized basis, to $3.6 billion at September 30, 2024 compared to December 31, 2023 primarily due to loan growth in the CRE loan segment during the nine months ended September 30, 2024. Loan growth was muted by $80.0 million in loan payoffs of two large commercial real estate loans in the first quarter of 2024. The variances in loan segments for portfolio loans related to increases of $187.4 million in CRE loans, offset by decreases in all the other loan segments, such as a $36.8 million decrease in construction loans, a $30.0 million decrease in C&I loans, a $21.1 million decrease in the other loan segment due to curtailment payments made by the Bank’s largest nonperforming lending relationship, a $5.0 million decrease in residential mortgages and a $4.5 million decrease in other consumer loans.
The securities portfolio decreased $36.4 million and is currently 16.1% of total assets at September 30, 2024 compared to 17.3% of total assets at December 31, 2023. The decrease is due to ongoing maturities, principal curtailments, purchases and sales of available for sale securities and changes in market values driven by fluctuations in intermediate treasury yields. During the nine months ended September 30, 2024 there was one new security purchase of $8.6 million and one sale of two bonds with a book value of $10.6 million. As of September 30, 2024, the securities portfolio was comprised of 43.7% variable rate securities with approximately 96.9% that will reprice at least once over the next 12 months. At September 30, 2024, total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $68.4 million of gross unrealized losses. Refer to the “Securities” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
During the second quarter of 2024, the Company purchased $5.0 million of equity securities with carrying value totaling $5.2 million at September 30, 2024. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts. The Company’s investment in the mutual fund is eligible for investment credit under the Community Reinvestment Act.
FHLB stock, at cost decreased $14.2 million to $7.4 million at September 30, 2024 compared to December 31, 2023. The decrease is due to a lower level of FHLB borrowings due to deposit growth that funded paydowns of FHLB borrowings. Closed retail bank offices had a book value of $0.5 million at September 30, 2024 and $2.3 million at December 31, 2023 included in OREO on the Consolidated Balance Sheets.
The ACL was 2.25% of total portfolio loans at September 30, 2024 compared to 2.77% as of December 31, 2023. The decrease is primarily related to an updated analysis of the individually evaluated loans, a $15.0 million charge-off related to the Other segment of the loan portfolio and $3.1 million of Other segment specific reserves released in connection with $21.0 million of curtailment payments made by the Bank’s largest nonperforming lending relationship. General reserves as a percentage of total portfolio loans were 1.21% at September 30, 2024 and 1.22% at December 31, 2023. Management believes the ACL is adequate to absorb expected losses inherent in the loan portfolio. See the sections of this MD&A titled “Provision for Credit Losses,” “Credit Quality” and “Allowance for Credit Losses” for information about the factors that impacted the ACL and the provision for credit losses.
Total deposits increased $363.2 million, or 13.0% on an annualized basis, to $4.1 billion at September 30, 2024 compared to December 31, 2023. The increase in deposits was primarily due to a $343.4 million increase in CDs and an increase of $167.5 million in interest-bearing demand accounts, offset by a decrease of $82.0 million in savings accounts, a decrease of $56.3 million in noninterest-bearing demand accounts and a decrease of $9.4 million in money market accounts. The Company had $216.1 million brokered CDs at September 30, 2024, compared to $70.0 million at December 31, 2023.

At September 30, 2024, noninterest-bearing deposits comprised 15.4% of total deposits compared to 18.4% at December 31, 2023 and 18.7% at September 30, 2023. CDs comprised 47.2%, 42.6% and 42.5% of total deposits at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. As of September 30, 2024, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 82.7% of our total deposits of $4.1 billion were insured under standard FDIC insurance coverage limits, and approximately 17.3% of our total deposits were uninsured deposits over the standard FDIC

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.5% of retail deposits.

FHLB borrowings decreased $303.4 million to $90.0 million at September 30, 2024 compared to $393.4 million at December 31, 2023 primarily due to a decline in overnight borrowings, offset by $146.1 million of new brokered CDs during the third quarter of 2024, as well as deposit growth. The Company had no outstanding federal funds purchased at September 30, 2024 and December 31, 2023.
Total capital of $386.8 million at September 30, 2024, reflects an increase of $35.6 million compared to December 31, 2023. The increase in total capital from December 31, 2023 is primarily due to net income of $16.2 million, an increase of $18.1 million in other comprehensive income (loss) due to changes in fair value of investment securities, as well as an increase of $1.3 million related to restricted stock activity all during the nine months ended September 30, 2024.
The Company remains well capitalized. The Tier 1 capital ratio decreased to 10.83% at September 30, 2024 compared to 11.08% at December 31, 2023. The leverage ratio was 9.53% at September 30, 2024, compared to 9.48% at December 31, 2023 and the total risk-based capital ratio was 12.09% at September 30, 2024 compared to 12.34% at December 31, 2023.
The Bank also remained well capitalized as of September 30, 2024. The Bank’s Tier 1 Capital ratio was 10.75% at September 30, 2024 compared to 10.99% at December 31, 2023. The Bank’s leverage ratio was 9.45% at September 30, 2024 compared to 9.41% at December 31, 2023. The Bank’s Total Risk-Based Capital ratio was 12.01% at September 30, 2024 compared to 12.25% at December 31, 2023.
Securities
The following table presents the composition of available-for-sale securities:

(Dollars in Thousands)	September 30, 2024	December 31, 2023	$ Change
U.S. Government Agency Securities	27,475	43,827	(16,352)
Residential Mortgage-Backed Securities	98,809	99,150	(341)
Commercial Mortgage-Backed Securities	23,041	31,163	(8,122)
Other Commercial Mortgage-Backed Securities	22,267	21,856	411
Asset Backed Securities	121,146	140,006	(18,860)
Collateralized Mortgage Obligations	156,418	161,533	(5,115)
States and Political Subdivisions	231,172	222,108	9,064
Corporate Notes	62,307	59,360	2,947
Total Debt Securities	$742,635	$779,003	$(36,368)
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
The securities portfolio decreased $36.4 million to $742.6 million at September 30, 2024 compared to $779.0 million at December 31, 2023. Securities comprise 16.1% of total assets at September 30, 2024 compared to 17.3% at December 31, 2023. The decrease is due to ongoing maturities, principal curtailments, purchases and sales of available for sale securities and changes in market values driven by fluctuations in intermediate treasury yields. During the nine months ended September 30, 2024, there was one new security purchase of $8.6 million and one sale of two bonds with a book value of $10.6 million as liquidity generated by the securities portfolio during the nine months ended September 30, 2024 was primarily deployed into higher yielding loans. As of September 30, 2024, the securities portfolio was comprised of 43.7% variable rate securities with approximately 96.9% that will reprice at least once over the next 12 months.
At September 30, 2024 total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $68.4 million of gross unrealized losses. At December 31, 2023, total gross unrealized gains in the available-for-sale portfolio were $0.7 million offset by $92.3 million of gross unrealized losses.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 46.9% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 31.1% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. We may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved lower over the past three months, driving unrealized losses on outstanding securities lower. Changes in short-term interest rates can affect the yield on floating rate securities. Yields on floating rate securities will fall as the Federal Reserve Board (“FRB”) lower short-term rates. Changes in intermediate and long-term interest rates, which are market driven, affect the market value of fixed rate securities with similar maturities. The Company expects that market values on the Bank’s intermediate and long-term maturity holdings will continue to fluctuate in large part driven by treasury yield changes.
At September 30, 2024 the 5-year and 10-year U.S. Treasury yields were 3.58% and 3.81%, respectively. At December 31, 2023, those same bond yields were 3.84% and 3.88%, respectively. Therefore, this decrease of 26 bps and 7 bps, respectively in the intermediate part of the yield curve largely caused an increase in bond prices for fixed rate bonds in that maturity range. Note, the effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates generally adjust in line with FRB interest rate moves.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At September 30, 2024 and December 31, 2023, the Company had no credit related impairment.
The Basel rules permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
During the second quarter of 2024, the Company purchased $5.0 million of equity securities with carrying value totaling $5.2 million at September 30, 2024. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts. The Company’s investment in the mutual fund is eligible for investment credit under the Community Reinvestment Act.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio as of the dates presented:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Commercial
Commercial Real Estate	$1,857,997	$1,670,631
Commercial and Industrial	241,474	271,511
Total Commercial Loans	2,099,471	1,942,142
Consumer
Residential Mortgages	782,930	787,929
Other Consumer	29,813	34,277
Total Consumer Loans	812,743	822,206
Construction	399,502	436,349
Other	284,145	305,213
Total Portfolio Loans	3,595,861	3,505,910
Loans Held-for-Sale	390	—
Total Loans	$3,596,251	$3,505,910
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
Total portfolio loans increased $90.0 million, or 3.4%, on an annualized basis, and was $3.6 billion at September 30, 2024 and $3.5 billion at December 31, 2023 with production primarily in our CRE portfolio. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. Given the current interest rate environment, our mortgage portfolio paydowns outpaced growth in the nine months ended September 30, 2024. At September 30, 2024, the loan portfolio was comprised of 26.4% floating rates which reprice monthly, 39.1%, variable rates that reprice at least once during the life of the loan and the remaining 34.5% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2024, including in light of market conditions that impact our borrowers and the interest rate environment.
Total CRE represented 51.7% of total portfolio loans at September 30, 2024 compared to 47.7% at December 31, 2023. The collateral for the Company’s CRE loans is concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia within the retail/restaurant, warehouse, hospitality, multifamily, and office metrics.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents the Company's loan portfolio breakout by CRE collateral type, loan amounts for each CRE collateral type included in special mention and substandard and the related percentages by segment to the CRE collateral types as of the periods presented:

	September 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$418,549	$123	$—	$52,441	$—	$471,113	$346	18.7%
Warehouse	378,064	499	—	58,399	—	436,962	1,481	17.4%
Hospitality	291,878	—	—	11,253	51,552	354,683	51,552	14.1%
Multifamily	300,855	—	—	90,657	—	391,512	4,516	15.5%
Office	215,594	—	—	5,510	508	221,612	982	8.8%
Land	823	—	—	104,604	101,888	207,315	101,940	8.2%
Single Family	10,070	—	48,436	21,708	13,367	93,581	13,479	3.7%
Country Club	3,400	—	—	—	45,002	48,402	45,002	1.9%
Long-term Care	30,307	—	—	10,506	—	40,813	—	1.6%
Other	206,718	417	—	24,277	22,835	254,247	22,937	10.1%
Total	$1,856,258	$1,039	$48,436	$379,355	$235,152	$2,520,240	$242,235	100.0%

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$380,285	$129	$—	$46,241	$3,300	$429,955	$62	18.2%
Warehouse	324,548	514	53	48,674	—	373,789	72	15.9%
Hospitality	288,323	—	—	1,229	51,552	341,104	51,552	14.5%
Multifamily	258,676	—	—	127,447	—	386,123	—	16.4%
Office	217,228	—	—	4,424	508	222,160	1,857	9.4%
Land	1,153	—	—	119,188	92,648	212,989	93,581	9.0%
Single Family	5,770	14	47,205	13,194	13,367	79,550	13,439	3.4%
Country Club	—	—	0	—	45,002	45,002	45,002	1.9%
Long-term Care	20,172	—	—	7,250	—	27,422	—	1.2%
Other	201,353	444	127	34,932	—	236,856	22,941	10.1%
Total	$1,697,508	$1,101	$47,385	$402,579	$206,377	$2,354,950	$228,506	100.0%
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
Aggregate commitments to our top 10 credit relationships was $717.2 million at September 30, 2024. The Other segment represents 39.2% of the top 10 credit relationships including the Bank’s largest nonperforming lending relationship, the entire balance which was transferred to nonaccrual status during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

(Dollars in Thousands)	For the Periods Ending		Change	September 30, 2024	September 30, 2024
	September 30, 2024	December 31, 2023		% of Gross Loans	% of RBC
1. Hospitality, Agriculture & Energy	$280,905	$301,913	$(21,008)	7.81%	57.17%
2. Multifamily	58,935	15,000	43,935	1.64%	12.00%
3. Health Care Facility / Long-Term Care	53,087	53,683	(596)	1.48%	10.81%
4. Retail & Office	52,666	53,576	(910)	1.46%	10.72%
5. Warehouse	50,069	51,185	(1,116)	1.39%	10.19%
6. Long-Term Care	46,199	21,803	24,396	1.29%	9.40%
7. Health Care Facility	44,779	—	44,779	1.25%	9.11%
8. Retail	44,683	45,187	(504)	1.24%	9.09%
9. Hospitality	43,268	44,297	(1,029)	1.20%	8.81%
10. Warehouse	42,582	20,082	22,500	1.18%	8.67%
Top Ten (10) Relationships	$717,173	$606,726	$110,447	19.94%	145.97%
Total Gross Loans	$3,596,251	$3,505,910	$90,341
% of Total Gross Loans	19.94%	17.31%	2.63%
Concentration (25% of RBC)	$122,832	$121,231
Unfunded commitments on lines of credit were $605.3 million at September 30, 2024 compared to $568.7 million at December 31, 2023. The majority of unused commitments are for construction projects that will be drawn as the construction completes. Total utilization was 52.8% at September 30, 2024 and 53.8% at December 31, 2023. Unfunded commitments on commercial operating lines of credit was 52.6% at September 30, 2024 and 53.7% at December 31, 2023.
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
Deferred costs and fees included in the portfolio balances above were $7.7 million and $7.2 million at September 30, 2024 and December 31, 2023, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $113.4 thousand and $133.4 thousand at September 30, 2024 and December 31, 2023, respectively.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	September 30, 2024	December 31, 2023	$ Change
Nonaccrual Loans
Commercial Real Estate	$978	$1,324	$(346)
Commercial and Industrial	1,094	52	1,042
Residential Mortgages	4,482	3,283	1,199
Other Consumer	20	59	(39)
Construction	231	2,904	(2,673)
Other	280,905	301,913	(21,008)
Total Nonperforming Loans	287,710	309,535	(21,825)
Other Real Estate Owned	1,512	2,463	(951)
Total Nonperforming Assets	$289,222	$311,998	$(22,776)
Nonperforming assets decreased $22.8 million to $289.2 million at September 30, 2024 compared to December 31, 2023. The decrease of $21.8 million in nonperforming loans was primarily related to $21.0 million of curtailment payments made by the Bank’s largest nonperforming relationship.
During the second quarter of 2023, the Company placed $301.9 million of commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest lending relationship, on nonaccrual status due to loan maturities and failure to pay in full. These loans remained on nonaccrual status at both September 30, 2024 and December 31, 2023. These nonperforming loans are 97.6% of the Company's total nonperforming loans and 97.1% of the Company's total nonperforming assets at September 30, 2024.
During the second quarter of 2024, the federal court lawsuit filed against the Company and the Bank by West Virginia Governor James C. Justice II, his wife Cathy L. Justice, his son James C. Justice, III, and related entities that he and/or they own (collectively, the “Justice Entities”) was dismissed and we have agreed upon a pathway of curtailment and payoff of the outstanding loans with the Bank. During the second and third quarters of 2024, $21.0 million of curtailment payments made by the Bank’s largest nonperforming lending relationship have decreased the aggregate nonperforming loan balance outstanding to

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
the Bank to $280.9 million as of September 30, 2024. The Company believes it is well secured based on the net carrying value of the credit relationship and it has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
Based on analyses of the credit relationship and various discounted cash flow valuation techniques utilized in the alternative modeling, which resulted in a specific reserves with respect to these loans of $36.9 million at September 30, 2024, representing 13.1%, of these loans aggregate principal amount as compared to $54.3 million or 18.0% of these loans aggregate principal amount at December 31, 2023. This decline was driven by updated analysis of the credit relationship during the third quarter of 2024 using the discounted cash flow model with updated assumptions and inputs regarding the credit relationship, legal risk and related risks.
As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at September 30, 2024, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following is an analysis of nonperforming loans by loan portfolio segment for the dates presented, and each segment’s relative contribution to total nonperforming loans:

	September 30, 2024		December 31, 2023
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$978	0.3%	$1,324	0.4%
Commercial & Industrial	1,094	0.4%	52	—%
Residential Mortgages	4,482	1.6%	3,283	1.1%
Other Consumer	20	—%	59	—%
Construction	231	0.1%	2,904	1.0%
Other	280,905	97.6%	301,913	97.5%
Balance End of Period	287,710	100.0%	309,535	100.0%
Closed retail bank offices had a book value of $0.5 million at September 30, 2024 and $2.3 million at December 31, 2023, and are recorded in OREO on the Company’s balance sheet. During the nine months ended September 30, 2024, the Bank sold three retail banking offices and moved $1.2 million of loans at fair value to OREO. These properties are currently being marketed for sale.
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
Allowance for Credit Losses
The following is the allocation of the ACL reserves by segment for the periods presented:

	September 30, 2024		December 31, 2023
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$20,067	51.7%	$19,873	47.7%
Commercial & Industrial	2,936	6.7%	3,286	7.7%
Residential Mortgages	10,520	21.8%	10,879	22.5%
Other Consumer	724	0.8%	868	1.0%
Construction	9,742	11.1%	7,792	12.4%
Other	36,920	7.9%	54,354	8.7%
Balance End of Period	$80,909	100.0%	$97,052	100.0%
The ACL was $80.9 million, or 2.25%, of total portfolio loans at September 30, 2024 compared to $97.1 million, or 2.77%, of total portfolio loans at December 31, 2023.

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes the credit quality ratios and their components as of September 30, 2024 and December 31, 2023:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$80,909	$97,052
Total Portfolio Loans	3,595,861	3,505,910
Allowance for Credit Losses to Total Portfolio Loans	2.25%	2.77%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$287,710	$309,535
Total Portfolio Loans	3,595,861	3,505,910
Nonperforming Loans to Total Portfolio Loans	8.00%	8.83%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$80,909	$97,052
Nonperforming Loans	287,710	309,535
Allowance for Credit Losses to Nonperforming Loans	28.12%	31.35%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$21,663	$2,300
Average Total Portfolio Loans	3,539,833	3,324,757
Net Charge-offs to Average Portfolio Loans	0.61%	0.07%
See the Credit Quality and Allowance for Credit Losses sections within this MD&A for an analysis of the factors that drove the changes in the ACL ratios presented in the previous table.
The (recovery) provision for credit losses, which includes a (recovery) provision for losses on loans and a provision (recovery) on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The (recovery) provision for credit losses decreased $1.5 million and $2.5 million for the three and nine months ended September 30, 2024, respectively when compared to the same periods in 2023. The decrease in the (recovery) provision for credit losses for the quarterly comparison was primarily driven by the updated analysis of the individually evaluated loans, within the Other loan segment and $1.7 million of other segment reserves released related to the aforementioned $13.2 million of curtailment payments made by the Bank’s largest nonperforming relationship, offset by loan growth in the third quarter of 2024. The decrease for the nine months ended September 30, 2024 in the (recovery) provision for credit losses, compared to the same period in 2023, was primarily driven by the aforementioned $3.1 million of other segment reserves released related to the aforementioned $21.0 million of curtailment payments, offset by loan growth in 2024. For more information about the Company’s provision for credit losses, see the discussion above under “Provision for Credit Losses” in this MD&A.
The provision (recovery) for unfunded commitments increased $0.3 million and decreased $0.4 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase was due to increased commitments in construction loans during the third quarter of 2024. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans and pressure on the reserve rates. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain commercial real estate loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $15.3 million and $16.2 million for the three and nine months ended September 30, 2024 compared to $0.8 million and $2.0 million for the same periods in 2023. During the three and nine months ended September 30, 2024, net charge-offs were significantly impacted by the $15.0 million principal charge-off related to the Other segment of the loan portfolio. Certain Justice Entities executed a promissory note related to the Settlement Payment. This promissory note was

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
recognized as a principal charge-off due to the nonperforming status of the Bank’s loans with the Justice Entities and because the settled claims related to allegedly preferential payments made on those nonperforming loans. As a percentage of average portfolio loans, on an annualized basis, net charge-offs were 1.71% and 0.61% for the three and nine months ended September 30, 2024 and 0.09% and 0.08% for the three and nine months ended September 30, 2023.
Nonperforming loans remained significantly elevated at $287.7 million as of September 30, 2024 and $309.5 million as of December 31, 2023 due principally to the aggregate balance of the nonperforming loans associated with the Bank’s largest lending relationship that was placed on nonaccrual status during the second quarter of 2023. The balance of that relationship has declined from $301.9 million December 31, 2023 and March 31, 2024 to $280.9 million as of September 30, 2024. Nonperforming loans as a percentage of total portfolio loans were 8.00% and 8.83% as of September 30, 2024 and December 31, 2023, respectively. The decline in nonperforming loans is primarily due to $21.0 million in total payments received during the second and third quarters of 2024 on the Bank’s largest nonperforming lending relationship, which payments reduced the Bank’s amortized cost associated with those nonperforming loans and were made pursuant to the pathway of curtailment and payoff of the outstanding nonperforming loan agreed between the relevant borrowers and the Bank. For more information about the Company’s nonperforming loans and about this lending relationship, see the discussion above under “Credit Quality” in this MD&A.
The following tables represent credit exposures by internally assigned risk ratings as of the periods presented:

	September 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,851,066	$238,311	$778,355	$29,793	$399,219	$3,240	$3,299,984
Special Mention	62	—	93	—	52	—	207
Substandard	6,869	3,163	4,482	20	231	280,905	295,670
Total Portfolio Loans	$1,857,997	$241,474	$782,930	$29,813	$399,502	$284,145	$3,595,861

Performing	$1,857,019	$240,380	$778,448	$29,793	$399,271	$3,240	$3,308,151
Nonperforming	978	1,094	4,482	20	231	280,905	287,710
Total Portfolio Loans	$1,857,997	$241,474	$782,930	$29,813	$399,502	$284,145	$3,595,861

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial and Industrial	Residential Mortgage	Other Consumer	Construction	Other	Total Portfolio Loans
Pass	$1,669,029	$268,622	$784,090	$34,202	$433,321	$3,300	$3,192,564
Special Mention	278	2,837	525	—	60	—	3,700
Substandard	1,324	52	3,314	75	2,968	301,913	309,646
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910

Performing	$1,669,307	$271,459	$784,646	$34,218	$433,445	$3,300	$3,196,375
Nonperforming	1,324	52	3,283	59	2,904	301,913	309,535
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910
At September 30, 2024 and December 31, 2023, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at September 30, 2024 decreased $17.5 million compared to December 31, 2023, with a decrease of $14.0 million in substandard and a decrease of $3.5 million in special mention. The decrease of $14.0 million in substandard was primarily related to the aforementioned $21.0 million of curtailment payments received in the second and third quarters of 2024 in the Other segment category. Partially offsetting the curtailment payments were loan downgrades to substandard consisting of two CRE loans and two C&I loan relationships totaling $9.0 million, during the second and third quarters of 2024. The decrease in substandard loans for the nine months ended September 30, 2024 was driven by a $1.1 million mortgage loan that was resolved during the first quarter of 2024, as well as two loans, one of which was a CRE loan and the other was a construction loan, totaling $1.1 million that were moved to OREO during the first quarter of 2024. At September 30, 2024 and

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
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
Deposits
The following table presents the composition of deposits for the periods presented:

(Dollars in Thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
Noninterest-Bearing Demand	$628,901	$685,218	$(56,317)	(8.2)%
Interest-Bearing Demand	649,005	481,506	167,499	34.8%
Money Market	504,206	513,664	(9,458)	(1.8)%
Savings	372,881	454,876	(81,995)	(18.0)%
Certificates of Deposit	1,930,075	1,586,651	343,424	21.6%
Total Deposits	$4,085,068	$3,721,915	$363,153	9.8%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at September 30, 2024 increased $363.2 million, or 13.0% on an annualized basis, from December 31, 2023. The variance related to an increase of $343.4 million in CDs, which includes an increase of $146.1 million in brokered CDs, and an increase of $167.5 million in interest-bearing demand accounts, offset by a decrease of $82.0 million in savings accounts, a decrease of $56.3 million in noninterest-bearing demand accounts and a decrease of $9.4 million in money market accounts. The Company had $216.1 million brokered CDs at September 30, 2024, compared to $70.0 million at December 31, 2023.
At September 30, 2024, noninterest-bearing deposits comprised 15.4% of total deposits compared to 18.4% at December 31, 2023 and 18.7% at September 30, 2023. CDs comprised 47.2%, 42.6% and 42.5% of total deposits at September 30, 2024, December 31, 2023 and September 30, 2023, respectively. As of September 30, 2024, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 82.7% of our total deposits of $4.1 billion were insured under standard FDIC insurance coverage limits, and approximately 17.3% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.5% of retail deposits.
The following table presents additional information in relation to deposits:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Deposits from the Certificate of Deposit Account Registry Services ("CDARS")	$—	$—
Brokered Deposits	216,062	70,000
Noninterest-Bearing Public Funds Deposits	26,322	51,506
Interest-Bearing Public Funds Deposits	125,453	127,100
Total Deposits not Covered by Deposit Insurance(1)	707,544	647,154
Certificates of Deposits not Covered by Deposit Insurance	288,012	234,968
Deposits for Certain Directors, Executive Officers and their Affiliates	2,652	1,799
(1) These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more not covered by deposit insurance at September 30, 2024 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$106,408	36.9%
Over Three Months Through Twelve Months	173,401	60.2%
Over Twelve Months Through Three Years	7,633	2.7%
Over Three Years	570	0.2%
Total	$288,012	100.0%

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Borrowings and Federal Funds Purchased
Borrowings are an additional source of liquidity for the Company. FHLB borrowings decreased $303.4 million to $90.0 million at September 30, 2024 and were $393.4 million at December 31, 2023 primarily due to a decline in overnight borrowings, coupled with $146.1 million of new brokered CDs during the nine months ended September 30, 2024. The Company used liquidity provided by deposit growth to reduce outstanding FHLB borrowings during the nine months ended September 30, 2024. The Company had no overnight federal funds purchased at September 30, 2024 or at December 31, 2023. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposits growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
Information pertaining to FHLB borrowings and federal funds purchased is summarized in the following table:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Balance at Period End
Federal Home Loan Bank Borrowings	$90,000	$393,400
Federal Funds Purchased	$—	$—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$273,413	$402,675
Federal Funds Purchased	$—	$7,023
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	5.20%	5.17%
Federal Funds Purchased	—%	5.24%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$403,000	$525,135
Federal Funds Purchased	$—	$46,965
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	4.30%	5.20%
Federal Funds Purchased	—%	—%
The Company held FHLB of Atlanta stock of $7.4 million and $21.6 million at September 30, 2024 and December 31, 2023, respectively. The decrease in FHLB stock was due to a lower required level of stock holdings due to a lower level of FHLB borrowings. Dividends recorded on restricted stock were $0.2 million and $0.9 million for the three and nine months ended September 30, 2024 compared to $0.4 million and $1.0 million for the same periods in 2023. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 9, Federal Home Loan Bank Borrowings and Federal Funds Purchased, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to borrowings.
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any potential funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximating $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $791.4 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $30.0 million, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional CD market, and the brokered deposit market. The Company did not have outstanding borrowings on these fed funds lines as of September 30, 2024. In addition to the above funding resources, the Company also has $433.3 million of unpledged available-for-sale investment securities, at fair value, as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our secured and unsecured lines of credit with correspondent banks. As of September 30, 2024, approximately 82.7% of our total deposits of $4.1 billion were insured under standard FDIC insurance coverage limits, and approximately 17.3% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets. Highly liquid assets are those that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2024, the Bank had $495.3 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $61.6 million, $433.3 million in unpledged securities and $0.4 million in loans held-for-sale. This resulted in highly liquid assets to total assets ratio of 10.7% at September 30, 2024. Total available liquidity to uninsured deposits was 207.8% at September 30, 2024.
If an extended recession, or significant industry or market volatility, caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources as of the periods presented:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Cash and Due From Banks, including Interest-bearing Deposits	$104,992	$54,529
Unpledged Investment Securities	433,273	563,537
Excess Pledged Securities	65,931	61,774
FHLB Borrowing Availability	791,403	480,266
Collateralized Lines of Credit	45,000	—
Unsecured Lines of Credit	30,000	50,000
Total Liquidity Sources	$1,470,599	$1,210,106

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides total liquidity sources and ratios as of the periods presented:

(Dollars in Thousands)	September 30, 2024	December 31, 2023
Total Liquidity Sources	$1,470,599	$1,210,106
Highly Liquid Assets to Total Assets	10.7%	12.8%
Highly Liquid Assets to Uninsured Deposits	70.0%	89.4%
Total Available Liquidity to Uninsured Deposits	207.8%	187.0%
Regulatory Capital Requirements
Total capital of $386.8 million at September 30, 2024, reflects an increase of $35.6 million compared to December 31, 2023. The increase in total capital from December 31, 2023 is primarily due to net income of $16.2 million, an increase of $18.1 million in other comprehensive loss due to changes in fair value of investment securities, as well as an increase of $1.3 million related to restricted stock activity all during the nine months ended September 30, 2024.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At September 30, 2024, the Bank continues to maintain its capital position with a leverage ratio of 9.45% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 10.75% compared to the regulatory guideline of 6.50% to be well-capitalized. The Bank’s risk-based Tier 1 and Total Capital ratios were 10.75% and 12.01%, respectively, which places the Bank above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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

CARTER BANKSHARES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank for the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized(1)	September 30, 2024		December 31, 2023
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$440,130	9.53%	$435,364	9.48%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	440,130	10.83%	435,364	11.08%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	440,130	10.83%	435,364	11.08%
Total Capital (to Risk-weighted Assets)	10.50%	NA	491,328	12.09%	484,925	12.34%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$436,297	9.45%	$431,550	9.41%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	436,297	10.75%	431,550	10.99%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	436,297	10.75%	431,550	10.99%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	487,446	12.01%	481,070	12.25%
(1)To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
Contractual Obligations
As of September 30, 2024, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 ( the “2023 Annual Report”).
Off-Balance Sheet Arrangements
As of September 30, 2024, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2023 Annual Report.
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

CARTER BANKSHARES, INC.
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
The ALCO also uses different interest rate scenarios and shifts in yield curve shapes to measure the sensitivity of earnings to various interest rate environments. Interest rates on unique asset and liability accounts move differently when the short-term market rate changes. These differences are reflected in the different rate scenarios utilized by the ALM. For earning simulations, our policy guidelines limit the change in net interest income over a 12-month and 24-month horizon using rate shocks of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s recent action to reduce the Fed Funds Target Rate range by 50 bps from 5.25% - 5.50% to 4.75% - 5.00% effective September 18, 2024 coupled with current rate forecasts that imply that the FOMC will continue reducing the Fed Funds Target Rate during the fourth quarter of 2024 and well into 2025, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.
The following tables reflect the earnings simulation results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	September 30, 2024	December 31, 2023
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	3.9%	(1.1)%
100	2.1%	(0.3)%
-100	1.2%	2.4%
-200	2.5%	4.4%
-300	3.1%	5.6%
-400	2.6%	6.7%
The results from the earnings simulation imply that the Company’s assets and liabilities are relatively evenly matched to allow for net interest income margin expansion in rising and falling interest rate environments at September 30, 2024 versus being liability sensitive at December 31, 2023. The above table indicates that as of September 30, 2024 the Company’s balance sheet is positioned to produce a modest increase in pre-tax net interest income in both a rising and falling interest rate environment principally due to the current balance sheet composition, related maturity structures, interest rate hedges entered into during the third quarter and dynamic repricing correlations to market interest rates for both assets and liabilities.
Economic Value of Equity Modeling
Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. The ALM calculates the economic value of equity based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value of equity over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The Company uses the same assumptions in the economic value of equity simulation model as in the earnings simulation model. The economic value of equity simulation model uses instantaneous rate shocks to the balance sheet. For economic value of equity simulation, our policy guidelines limit the change in economic value of equity given changes in rates of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis

CARTER BANKSHARES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
point rate shock analyses. Due to the FOMC’s recent action to reduce the Fed Funds Target Rate range by 50 bps from 5.25% - 5.50% to 4.75% - 5.00% effective September 18, 2024 coupled with current rate forecasts that imply that the FOMC will continue reducing the Fed Funds Target Rate during the fourth quarter of 2024 and well into 2025, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.
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

	September 30, 2024	December 31, 2023
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(7.3)%	(4.7)%
100	(2.9)%	(1.8)%
-100	2.0%	0.9%
-200	2.0%	0.5%
-300	(0.9%)	(2.7)%
-400	(12.8)%	(10.9)%
ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934, as amended) as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1- LEGAL PROCEEDINGS
The information contained in Part I, Item 1. Financial Statements and Supplementary Data – Note 10, “Commitments and Contingencies,” under the heading “Legal Proceedings,” is incorporated by reference into this Item 1.

CARTER BANKSHARES, INC.
ITEM 1A – RISK FACTORS

There have been no material changes in the risk factors faced by the Company from those disclosed in our 2023 Annual Report on Form 10-K.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of September 30, 2024, the Company did not have a common share repurchase program. The Company did not repurchase any of its common stock during the quarter ended September 30, 2024.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
None.
ITEM 5 - OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

CARTER BANKSHARES, INC. (Registrant)

Date: November 7, 2024	/s/ Litz H. Van Dyke
Litz H. Van Dyke Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	/s/ Wendy S Bell
Wendy S. Bell Chief Financial Officer (Principal Financial Officer)