Form 10-K
period 2024-12-31
Carter Bankshares, Inc.
filed 2025-03-07
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of Carter Bankshares, Inc.’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2024 was $342,346,178.
There were 23,130,924 shares of common stock of Carter Bankshares, Inc. outstanding as of February 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Carter Bankshares, Inc., to be filed pursuant to Regulation 14A for the 2025 annual meeting of shareholders to be held May 28, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that relate to our financial condition, market conditions, results of operations, plans, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality and nonaccrual and nonperforming loans. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “ believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
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
•expansions or consolidations in the Company’s branch network, including that the anticipated benefits of the Company’s branch acquisitions or the Company’s branch network optimization project are not fully realized in a timely manner or at all;
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1
ITEM 1. BUSINESS
General
Carter Bankshares, Inc. (the “Company”) is a holding company headquartered in Martinsville, Virginia with assets of $4.7 billion at December 31, 2024. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is an Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered commercial bank which operates 65 branches in Virginia and North Carolina. The Bank provides a full range of retail and commercial financial products and services and insurance products.
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
Part of the Company’s current three-year strategic plan is to focus on refining and enhancing its brand image and position in the markets it serves. With this new brand strategy, the Company has embarked on a multi-year implementation plan to create a brand tailored to the needs of our critical growth audiences, with a focus on innovating brand experiences to exceed expectations and to build a brand that stands apart. This means a commitment to aligning processes, operations and systems around the Company’s brand while introducing new products and services, so that in time the Company can increase its brand awareness in the communities it serves. To strengthen and further shape the brand and culture of the Company, a new set of guiding principles were introduced to associates in June 2023. The guiding principles include a new purpose statement: To create opportunities for more people and businesses to prosper; supported by our new set of core values: Build Relationships, Earn Trust and Take Ownership. We believe these new guiding principles will help create alignment to support future growth by empowering our associates and igniting a passion for the Company. On October 30, 2024 the Company unveiled the new brand identity centered entirely around the people who matter most: customers and associates of Carter Bank and Trust and the communities it serves to help deliver on its promise of helping people experience a life lived full.
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
The Bank offers a full range of deposit services including Lifetime Free Checking, interest checking accounts, savings accounts, retirement accounts and other deposit accounts of various types, ranging from money market accounts to longer-term certificate of deposit (“CD”) accounts. These products and services are available to our personal and business customers. The transaction accounts and CDs are tailored to each of the Bank's principal markets at competitive rates. All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
Associates
As of December 31, 2024, we employed 680 full-time associates across our two-state footprint. No associates are represented by a collective bargaining unit. For fiscal year 2024, we hired 182 associates and our voluntary separation turnover rate was 12.3%.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Inclusive Work Environment
We strive to promote inclusion through our core Company values and behaviors. We use various methods to develop an engaged workforce and create an inclusive workplace where associates are encouraged to share their ideas. Beyond our annual engagement survey, we solicit feedback from associates across our organization through suggestion boxes and regular meetings that are focused on collecting data and presenting information to management to further the Bank’s efforts of identifying focus areas to cultivate a culture that will attract and retain an inclusive workforce with a diverse set of backgrounds, skills and capabilities.
We conduct annual engagement surveys that includes a section to inform the Bank on many areas of engagement, including inclusion. Our leaders continue to use this data to inform decisions on how to continue to develop a diverse and inclusive workforce.
Talent Acquisition and Retention
We focus on creating an environment where all of our associates can develop and thrive. Our efforts include ongoing reviews of our selection and hiring practices alongside a continued focus on pay analysis to offer our associates salaries based on their experience, knowledge, skills, abilities, and fit for a position’s duties and responsibilities.
Our talent acquisition program uses various external partners to reach a broad population of candidates. We have developed training programs that prepare associates for their roles and responsibilities. Our leaders identify and work with our Human Resources teams to promote associates when opportunities are available.
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
Regulatory Environment
Banking and other financial services statutes, regulations and policies are continually under review by the U.S. Congress, state legislatures and federal and state regulatory agencies. The scope of the laws and regulations, and the intensity of the supervision to which the Company and its subsidiaries are subject, have increased in recent years, initially in response to the 2008 financial crisis, and more recently in light of other factors, including continued turmoil and stress in the financial markets, technological factors, market changes, and increased scrutiny of proposed bank mergers and acquisitions by federal and state bank regulators. Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised at both the state and federal levels, and we expect that the new presidential administration will seek to implement a regulatory reform agenda that is significantly different than the agenda and policies of the previous administration, which we expect may significantly impact the rule-making, supervision, examination, and enforcement priorities of the federal banking agencies. On January 20, 2025, the President issued a presidential memorandum titled “Regulatory Freeze Pending Review” that directs federal agencies to (1) not propose or issue any rules until they are reviewed and approved by a department or agency head appointed by the President, (2) immediately withdraw any unpublished rules to allow for the review by a department or agency head as described above, and (3) consider postponing for 60 days from the date of the executive order the effective date for any rules that have been

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
published in the Federal Register, or any rules that have been issued but have not taken effect, to allow for review of any questions of fact, law, or policy. Subsequent to that presidential memorandum, the presidential administration has taken actions that have reduced available staffing at certain regulatory agencies, and reduced the current regulatory and enforcement activities of certain regulatory agencies, among other substantive impacts.
The Company continues to experience ongoing regulatory reform and these regulatory changes could have a significant effect on how we conduct business. The specific impacts of regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are likely to be adopted in the future. Further, a change in the manner in which laws, regulations and regulatory guidance are interpreted by regulatory agencies or courts may have a material impact on our business, operations and earnings.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
The FRB has adopted regulations for determining whether a company has control over a bank or other company for purposes of the BHCA, and the control presumptions promulgated under Regulation Y. The rule provides specific guidance for the FRB’s approach to certain control evaluations, including a tiered framework incorporating a series of presumptions based on ownership of a class of voting securities. A company may be presumed to be in control of a target second company based on five levels of ownership of voting securities: (i) less than five percent; (ii) five percent; (iii) ten percent; (iv) 15 percent; (v) 25 percent; and (vi) with a presumption triggered at levels below 25 percent, depending on whether any of nine types of relationships exist (i.e., directors and director service positions, business relationships and business terms, officer/employee interlocks, contractual powers, proxy contests involving directors, and total equity ownership) and, at the same time, ownership of a class of voting securities exceeds certain thresholds. A presumption of control (once triggered) does not automatically result in a control determination under the BHCA as such presumptions may be rebutted. The rule applies only to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
As of December 31, 2024 and 2023, the Bank qualified as a “well capitalized” institution. Refer to Note 21 - Capital Adequacy, to Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
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
The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. As of December 31, 2024, the Company and the Bank met all capital adequacy requirements under the Basel III Final Rules.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Community Bank Leverage Ratio
As a result of the EGRRCPA, Qualifying banks with less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the “Community Bank Leverage Ratio Framework” or “CBLRF”). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9%. A bank that elects the CBLRF and has a leverage ratio greater than 9% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided that its leverage ratio remains above 8% (a bank will be deemed well-capitalized during the grace period). The CBLRF became available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). As of December 31, 2024, the Bank has not elected to apply the CBLRF, but the Bank continues to assess the potential impact of opting in to CBLRF as part of its ongoing capital management and planning processes.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
The legality of the modernized CRA regulations is being challenged and a preliminary injunction against enforcing new rules implementing the modified CRA regulations has been granted. In addition, the updated CRA regulations may be impacted by President rump’s presidential memorandum entitled “Regulatory Freeze Pending Review” described above.
Federal Home Loan Bank of Atlanta
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each regional FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank must purchase and maintain stock in the FHLB. At December 31, 2024, the Bank owned $6.5 million of FHLB stock.
Consumer Protection
The Consumer Financial Protection Bureau (the “CFPB”) is the federal regulatory agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services, and has rule-making authority in connection with numerous federal consumer financial protection laws (for example, but not limited to, the Truth-in-Lending Act (“TILA”) and the Real Estate Settlement Procedures Act (“RESPA”)).
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
In August 2024, the FDIC proposed significant revisions to the brokered deposit regulations, including significant expansions to the definition of “deposit broker,” and significantly narrowing the primary purpose exception to “deposit broker” status. The comment period on those proposed rules has closed. In January 2025, the Acting Chairman of the FDIC issued a statement

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
indicating that the FDIC may focus on withdrawing those proposed rules during 2025, and these proposed rules may also be subject to the presidential memorandum entitled “Regulatory Freeze Pending Review” discussed above. On March 3, 2025, the FDIC withdrew this proposed rule making because it no longer intends to issue final rules with respect to this proposal.
Prompt Corrective Action
Federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2024, the Bank was considered “well capitalized.”
Incentive Compensation
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establish minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. On March 3, 2025, the FDIC withdrew this proposed rule making because it no longer intends to issue final rules with respect to this proposal.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
Corporate Transparency Act
On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (“CTA”), which requires the Financial Crimes Enforcement Network (“FinCEN”) to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others: (i) certain banks, bank holding companies, and credit unions; (ii) money transmitting businesses registered with FinCEN; and (iii) certain insurance companies. Reporting companies subject to the CTA are required to provide specific information with respect to beneficial owner(s) (as defined in the CTA) as well as satisfy initial filing obligations (for newly-formed reporting companies) and submit on-going periodic reports. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines and criminal penalties. On September 29, 2022, FinCEN issued a final rule to implement the beneficial ownership reporting requirements of the CTA, which became effective January 1, 2024, and would have required reporting of beneficial ownership for entities that were formed or first registered prior to 2024 by January 1, 2025. Beginning in December 2024, U.S. federal courts have issued preliminary injunctions against enforcement of the CTA, including a stay of the beneficial ownership reporting requirements pending resolution of a lawsuit challenging the CTA’s constitutionality. On February 18, 2025, the U.S. District Court for the Eastern District of Texas lifted the preliminary injunction blocking enforcement of the beneficial ownership reporting requirements under the CTA. Pending further court action, beneficial ownership information reporting obligations are back in effect and a majority of companies must now report by March 21, 2025; however, recent FinCEN guidance indicates that FinCEN will not issue any fines or penalties, or take any other enforcement actions, based on failure to file or update reports pursuant to the CTA by the current deadlines. The Company and the Bank continue to monitor regulatory developments related to the CTA, including future rule makings, and will continue to assess the ultimate impact of the CTA on the Company and the Bank. We cannot currently predict the nature and timing of future developments related to the CTA.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
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
As of December 31, 2024, our nonperforming loans totaled $259.3 million, or 7.15%, of the Company’s loan portfolio. The Company’s policy is to place loans in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. While the Company generally seeks to reduce or resolve problem assets through, among other methods, loan workouts, restructurings, or sales of the loans or underlying collateral, decreases in the value of the underlying collateral, decreases in the respective borrowers’ financial condition, profitability, or operating performance, or efforts by the respective borrowers’ to delay or avoid legal processes may inhibit such reduction or resolution efforts which, in turn, could adversely impact the Company’s business, financial condition and results of operations.
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
The Company’s financial results continue to be significantly impacted by loans in the Bank's Other segment of the Company’s loan portfolio, the significant majority of which have been on nonaccrual status since the second quarter of 2023. These loans, now reduced to judgments, relate to various entities in which James C. Justice, II has an interest (collectively, the “Justice Entities”), remain the Bank's largest credit relationship and comprise the significant majority of the Other segment with an aggregate principal amount of $252.0 million as of December 31, 2024. Since the Company placed these loans on nonaccrual status, the Company has been unable to accrue approximately $65.1 million of interest income, in the aggregate through December 31, 2024.
The Company’s level of credit risk is elevated due to relationship exposure to the Company’s largest credit relationship.
As of December 31, 2024, the Company’s largest credit relationship operates in the hospitality, agriculture and energy sectors and had loans outstanding with an aggregate principal amount of $252.0 million. All such loans are classified in the Other segment of the Company’s loan portfolio. During the second quarter of 2023, the Company placed these loans on nonaccrual status due to loan maturities and failure to pay in full. This credit relationship comprises 96.9% of the Company’s

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
nonperforming assets and 97.2% of the Company’s nonperforming loans and 7.0% of total portfolio loans at December 31, 2024.
The Company believes it is well secured based on the net carrying value of the credit relationship and it has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. The Company has agreed on a path of curtailment and payoff of such loans and during 2024 the Company received $49.9 million of curtailment payments. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
Any deterioration of this credit relationship, including adverse changes in the financial condition of the respective borrowers or guarantors, potential claims by other creditors of the respective borrowers, further litigation with the respective borrowers or guarantors or adverse changes in the value of collateral that secures this credit relationship, could require the Company to increase its allowance for loan losses or result in significant losses to the Company, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
A large percentage of the Company’s commercial loans are secured by real estate, and an adverse change in the real estate market or in economic conditions more generally may result in losses and adversely affect our profitability.
Approximately 94.1% of the Company’s commercial loan portfolio as of December 31, 2024, was comprised of loans secured by real estate. An adverse change in the economy affecting occupancy and/or rental rates in the investment real estate market areas we serve could increase the likelihood of defaults. Real estate collateral securing the Company's loans are a secondary source of repayment in the event of unremedied defaults. The value of the Company's collateral could be impaired by changes in demand, rental rates and capitalization rates and could be insufficient to recover outstanding principal and interest. As a result, the Company’s profitability and financial condition could be negatively impacted by an adverse change in the real estate market.
The Company’s CRE loan portfolio is concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia within the retail/restaurant, warehouse, hospitality, multifamily, and office sectors. As a result of this concentration of the Company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The Company’s level of credit risk is elevated due to the concentration of commercial real estate loans and commercial real estate construction loans in its portfolio.
As of December 31, 2024, the Company’s exposure to loans secured by commercial purpose real estate, including investment real estate loans related to hospitality, retail and multifamily apartments (but excluding construction) equated to $2.0 billion, or 54.5% of its total loan portfolio. The average balance of these loans are generally larger and these loans generally involve a more complex degree of financial and credit risk than loans secured by residential real estate. Repayment of these loans is dependent on the success of the borrower’s underlying business and/or the borrower’s ability to generate leases in order to receive sufficient cash flow to service its debts. The financial and credit risk associated with these loans is a result of several factors, including, but not limited to, macroeconomic conditions affecting supply, demand and property valuations, as well as larger balances in a smaller population of loans.
The Company’s exposure to hospitality at December 31, 2024 equated to approximately $354.7 million, or 9.8% of its total loan portfolio. These were mostly loans secured by upscale or top tier flagged hotels, which have historically exhibited low leverage and strong operating cash flows.
The Company’s exposure to commercial real estate construction loans at December 31, 2024 equated to approximately $505.2 million, or 13.9% of total portfolio loans. Construction loans are inherently risky. These risks include, but are not limited to, potential adverse changes in material costs resulting in cost overruns, and the potential that the general contractors develop financial stress and are unable to complete projects and the speculative nature of lease up risk. A severe downturn in real estate could affect demand for leases, capitalization rates and property valuations, which could adversely affect our financial condition and results of operations.
Our allowance for credit losses may be insufficient.
The measure of our allowance for credit losses (“ACL”) is dependent on the interpretation and application of the Current Expected Credit Losses (“CECL”) methodology. The CECL methodology reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The CECL model may create more volatility in the Company’s level of ACL if materially increased, could adversely affect our business, financial condition, and results of operations. There is no guarantee that our ACL will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly, or if a specific segment of the Company’s loan or borrower portfolio is adversely impacted by changing market or other conditions. In such an event, we may need to increase our ACL, which would result in provisions for credit losses that would reduce our earnings.
We have and will continue to implement further enhancements or changes to our methodology, models and the underlying assumptions, estimates and assessments, as needed. If the assumptions or estimates we use in applying CECL are incorrect or we need to change our underlying assumptions and estimates, there may be a material adverse impact on our results of operation and financial condition. Also, we may fail to accurately identify the appropriate economic indicators, to accurately estimate the timing of future changes in economic or market conditions, or to estimate accurately the impacts of future changes in economic or market conditions on our borrowers. Any of these failures could significantly impact the accuracy of our loss forecasts and allowance estimates and the sufficiency of our ACL.
Management evaluates the appropriateness of the ACL for the “Other” segment through the projected discounted cash flow analysis with various assumptions and multiple scenarios. The ACL analysis for the “Other” segment models a number of potential outcomes and scenarios, which are weighted based on probabilities as estimated by management based on current information available to us. It is difficult to predict how loans in the “Other” segment will ultimately be resolved, and therefore the discounted cash flow analysis, when aggregated, may not appropriately estimate expected losses in this segment.
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
To combat rising inflation, between March of 2022 and July of 2023, the Federal Reserve raised the federal funds benchmark rate by a total of 525 basis points. During 2024, the Federal Reserve decreased interest rates by a total of 100 basis points beginning in September 2024, and during January 2025 held the target federal funds rate unchanged at 4.25% to 4.50%. Low interest rates can limit our interest rate spread and may adversely affect our business forecasts, and declines in the general level of interest rates may lead to an increase in prepayments on loans and increased competition for deposits. Increases in the general level of interest rates may, among other things, result in a change in the mix of noninterest and interest-bearing accounts, reduce the demand for loans or increase the rate of default on existing loans. These and other changes in the general level of market interest rates may affect net yield on interest-earning assets, loan origination volume, loan portfolios, and funding costs which impact our overall results.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
Deposit levels may be impacted by industry factors, market interest rates, rates paid for deposits by other financial institutions and market interest rates generally, inflationary conditions, general economic conditions than can impact savings rates, and banking industry conditions that can impact customers’ perceptions of the safety and soundness of the banking industry generally or of specific financial institutions. The failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first quarter of 2023, and the resulting industry turmoil, have underscored the importance of maintaining diversified funding sources to ensure the safety and soundness of a financial institution. It is uncertain whether, during periods of turmoil in the banking industry, actions to stabilize the banking industry will be sufficient to ensure continued funding and liquidity, reduce the risk of deposit outflows, and particularly sudden outflows, from banks. Should any of these conditions materialize, our liquidity, financial condition and results of operations could be materially and adversely impacted.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
Significant unanticipated deposit outflows have occurred at other financial institutions and may occur in the future, compounded by advances in technology that increase the speed at which deposits can be moved from bank to bank or outside the banking system, as well as the speed and reach with which information, concerns and rumors can spread through media. This may exacerbate funding or liquidity concerns and result in significant contingency funding needs. Our financial flexibility could be severely constrained if we were unable to maintain our access to funding or if adequate financing is not available at acceptable interest rates.
Our primary contingency funding source is borrowings from the FHLB of Atlanta. We own stock in the FHLB of Atlanta, in order to qualify for membership in the FHLB system, which enables us to borrow on our line of credit with the FHLB that is secured by a blanket lien on select commercial loans, multifamily loans, residential mortgages and investment securities available-for-sale. As of December 31, 2024, that line of credit is estimated to be equal to 25% of our assets approximating $[1.2] billion, with available borrowing capacity subject to the amount of eligible collateral pledged at any given time. Changes or disruptions to the FHLB or the FHLB system in general may materially impact our ability to meet short and long-term liquidity needs. Additionally, we cannot be assured that the FHLB will be able to provide funding to us when needed, nor can we be certain that the FHLB will provide funds specifically to us, should our financial condition and/or our regulators prevent access to our line of credit. The inability to access this source of funds could have a materially adverse effect on our ability to meet our customer’s needs.
Other wholesale market sources of liquidity include the Fed discount window, the brokered CD market, and our four fed funds lines totaling $95.0 million with correspondent banks. Additionally, we have a large bond portfolio that can be used for liquidity purposes, including pledging or outright sales. We may compete with other banks or other financial institutions for borrowing capacity from these wholesale market sources, which may increase our cost of funding or make it more difficult to access these funding sources.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
The financial services industry may be subject to new or changing legislation, regulation, and government policy, which could affect the banking industry and the broader economy.
At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of President Trump’s reelection and both Houses of Congress having majority memberships from the Republican party. It appears that the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, impacting the rule-making, supervision, examination and enforcement priorities of the federal banking agencies. Furthermore, the change in presidential administration has, and is expected to continue to, result in certain changes in the leadership and senior staffs of the federal banking agencies. Such changes are likely to impact the rule-making, supervision, examination and enforcement priorities and policies of the agencies. In addition, changes in key personnel at the agencies that regulate such banking organizations, including the federal banking agencies, may result in differing interpretations of existing rules and guidelines and potentially different enforcement priorities. The potential impact of any changes in agency personnel, policies, priorities, regulations and interpretations on the financial services sector, including us, cannot be predicted.
The new presidential administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style, as well as changes to the size, scope and operations of the federal government. These changes could have varied effects on the economy that are difficult to predict. For example, changes in trade and fiscal policy could affect broader patterns of trade and economic growth. Additionally, comprehensive changes to the federal government could be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
The Company operates in a business, legal and regulatory environment that exposes the Company to potential significant litigation risk. The Company may be involved from time to time in a variety of litigation arising out of its business, and the outcome of litigation and other legal matters is frequently uncertain. Litigation and claims against the Company can arise from the Company’s lending activities, commercial agreements, compliance programs, and other general business matters. Such litigation and claims have involved and could involve large amounts in controversy and substantial legal costs necessary for the Company’s defense or to recover amounts owed to the Company, and substantial legal liability, which may or may not be insured, against the Company could materially and adversely impact the Company’s financial condition and results of operations. Even if the Company has insurance coverage for certain claims or legal or administrative actions against it, the Company’s insurance may not cover all claims that may be asserted against it in legal or administrative actions or costs that it may incur defending such actions, and any claims asserted against it, regardless of merit or eventual outcome, may harm the Company’s reputation which may harm the Company’s business. Should the ultimate judgments or settlements and/or costs incurred in any litigation exceed any applicable insurance coverage, they could have a material adverse effect on the Company’s financial condition and results of operation for any period. Litigation may also divert management resources, which may adversely impact the Company’s business and results of operations.
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
The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.
We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents several potential risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
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
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company has developed and implemented a Cybersecurity program intended to ensure the confidentiality, integrity, and availability of the Company’s critical systems and information.
The Company has designed this Cybersecurity program based in part on the National Institute of Standards and Technology Cybersecurity Framework (“NIST”). Use of the framework does not imply that the Company meets any particular technical standards, specifications, or requirements, but rather the NIST is used as a guide to help identify, assess, and manage cybersecurity risks relevant to the Company’s business. The Company’s Cybersecurity and Information Technology programs are led by our Chief Operations Officer, (“COO”) and Information Security Manger. The COO is responsible for the oversight and implementation of both programs. Additionally, the COO and the Information Security Manager meet with the Information Technology Steering Committee (“IT Steering Committee”) on a monthly basis or more frequently as necessary to discuss, among other things, cybersecurity matters.
The Cybersecurity and Information Technology programs are aligned to the Company’s business strategy. They share common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk management, including legal, compliance, strategic, operational, and financial risk. In the event of a material or potentially material cybersecurity event, senior members of management, which includes the Chief Financial Officer, are promptly informed of the event and status update, response, and disclosure efforts following the terms of a documented incident response plan. Key elements of the Cybersecurity and Information Technology programs include:
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
•utilization of independent third parties to perform penetration testing of the Company’s environment; and
•utilization of a third party to monitor elements of our Cybersecurity and IT environment continuously.
During the years ended December 31, 2024 and December 31, 2023, the Company had no cybersecurity incidents that had a material adverse effects on its business, financial condition or results of operations. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – "Risks Related to Our Operations and Technology," which is incorporated by reference into this Item 1C.
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
Our information security team and members of IT monitor the effectiveness of preventative measures, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with law enforcement, regulators, external consultants, and reports produced by security tools we have deployed in our IT environment.
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
ITEM 2. PROPERTIES
The Company’s principal executive office is located at 1300 Kings Mountain Road in Martinsville, Virginia. There are also two other corporate administrative locations that house its operations center and various other corporate functions. As of December 31, 2024, we offer our community banking services through 65 combined depository locations in Virginia and North Carolina, and have 53 offices located in Virginia and 12 offices located in North Carolina. Three of these depository banking locations are held under lease contracts. In addition, the Bank leases a loan production office, a commercial banking office and another office housing various Bank functions. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. The leases are described in Note 9, Premises and Equipment, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of December 31, 2024, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PART II
Market for Common Stock and Dividends
The Company’s common stock trades on NASDAQ, under the ticker symbol “CARE.” As of the close of business on February 28, 2025, we had 2,049 shareholders of record.
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
Repurchases of Shares of Common Stock
On March 29, 2023, the Company's Board of Directors authorized a share repurchase program (the “2023 Program”), effective May 1, 2023, after the expiration of a previous repurchase program that was fully exhausted as of March 10, 2023. The 2023 Program authorized the repurchase of 1,000,000 shares of common stock and the Company fully exhausted the 2023 Program on August 31, 2023. The Company’s Board of Directors did not authorize a new repurchase program during the year ended December 31, 2024.
The Company repurchased 1,000,000 shares of its common stock at a total cost of $14.2 million, or an average price of $14.16 per share, during the year ended December 31, 2023.
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended December 31, 2024.

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan[1]
10/10/2024 - 10/31/2024	—	$—	—	—
11/01/2024 - 11/30/2024	—	—	—	—
12/01/2024 - 12/31/2024	—	—	—	—
Total	—	$—	—
1The Company had no purchases of our common stock during the quarter ended December 31, 2024.

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

Total Return Performance
250.00
200.00
150.00
100.00
50.00
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Carter Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Carter Bankshares, Inc.[1]	100.00	45.52	65.35	70.44	63.56	74.69
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68
1An investment in Carter Bankshares, Inc. prior to November 2020 represents an investment in Carter Bank and Trust.

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
•Our Business and Strategy
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
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), management uses, and this annual report references, interest and dividend income, yield on interest earning assets, net interest income and net interest margin on a fully taxable equivalent, (“FTE”) basis, which are non-GAAP financial measures. Management believes these measures provide information useful to investors in understanding our underlying business, operational performance and performance trends as it facilitates comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of interest and dividend income, yield on interest earning assets, net interest income and net interest margin on an FTE basis ensures the comparability of interest and dividend income, yield on interest earning assets, net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest and dividend income (GAAP) per the Consolidated Statements of Income is reconciled to interest and dividend income adjusted on an FTE basis, yield on interest earning assets (GAAP) is reconciled to yield on interest earning assets adjusted on an FTE basis, net interest income (GAAP) is reconciled to net interest income adjusted on an FTE basis and net interest margin (GAAP) is reconciled to net interest margin adjusted on an FTE basis in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A for the years ended 2024, 2023 and 2022.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Critical Accounting Estimates
The Company’s preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that could affect the amounts reported in the financial statements and accompanying notes. Over time, these estimates, assumptions and judgments may prove to be inaccurate or vary from actual results and may significantly affect our reported results and financial position for the periods presented or in future periods. We currently view the determination of the allowance for credit losses to be critical, because it is made in accordance with GAAP, is highly dependent on subjective or complex judgments, assumptions and estimates made by management and have had or is reasonably likely to have a material impact on the Company’s financial condition and results of operations.
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
Determination of an appropriate ACL is inherently complex and includes the use of significant and highly subjective estimates. The reasonableness of the ACL is reviewed quarterly by management.
Management believes it uses relevant information available to make determinations about the ACL and that it has established the existing allowance in accordance with GAAP. However, the determination of the ACL involves significant judgment, and estimates of expected credit losses in the loan portfolio can vary from the amounts actually observed. Management uses available information for the periods presented to estimate expected future losses. However, future estimates could be impacted by a number of environmental changes, including but not limited to changes in the composition of the loan portfolio, changes in current and forecasted economic conditions and changes in the interest rate environment.
Management will periodically assess the appropriateness of qualitatively adjusting the ACL based on their assessment of current expected credit losses and other economic factors. Principally, these adjustments are centered on potential variances to current economic indices. Various regulatory agencies also review the allowance for credit losses as an integral part of their examination process. The Company periodically engages a third party to validate the model. We believe the level of the allowance for credit losses is appropriate as recorded in the consolidated financial statements as of December 31, 2024. As future events cannot be determined with precision, actual results could differ significantly from our estimates.
The ACL “base case” model is derived from various economic forecasts provided by widely recognized sources. Management evaluates the variability of market conditions by examining the peak and trough of economic cycles. These peaks and troughs are used to stress the base case model to develop a range of potential outcomes. Management then determines the appropriate reserve through an evaluation of these various outcomes relative to current economic conditions and known risks in the portfolio. For the year ended December 31, 2024 the range of outcomes would produce a 56.3% reduction or a 85.5% increase in reserves based on the best and worst case scenarios, respectively.
Refer to Note 1, Summary of Significant Accounting Policies, for further detailed descriptions of our estimation process and methodology related to the ACL and Note 6, Allowance for Credit Losses, of this Annual Report on Form 10-K.
Our Business and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.7 billion at December 31, 2024. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 65 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
commercial banking products and insurance. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
The Company has entered into a definitive purchase and assumption agreement to acquire two branch facilities and the deposits associated therewith, located in Mooresville, North Carolina and Winston Salem, North Carolina, from First Reliance Bank. The Company expects this transaction to close during the first half of 2025, subject to obtaining required regulatory approvals
The Company earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, borrowings, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, FDIC expense, occupancy and income tax provision.
Part of the Company’s current three-year strategic plan is to focus on refining and enhancing its brand image and position in the markets it serves. With this new brand strategy, the Company has embarked on a multi-year implementation plan to create a brand tailored to the needs of its critical growth audiences, with a focus on innovating brand experiences to exceed expectations and to build a brand that stands apart. This means a commitment to aligning processes, operations and systems around the Company’s brand while introducing new products and services, so that in time the Company can increase its brand awareness in the communities it serves. To strengthen and further shape the brand and culture of the Company, a new set of guiding principles were introduced to associates in June 2023. The guiding principles include a new purpose statement: To create opportunities for more people and businesses to prosper; supported by our new set of core values: Build Relationships, Earn Trust and Take Ownership. We believe these new guiding principles will help create alignment to support future growth by empowering our associates and igniting a passion for the Company. On October 30, 2024 the Company unveiled the new brand identity centered entirely around the people who matter most: customers and associates of Carter Bank and Trust and the communities it serves to help deliver on its promise of helping people experience a life lived full.
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
The Company is focused on executing this strategy to successfully support the new brand and grow its business in our current markets as well as any new markets it may enter. As part of executing this strategy, the Company continues to dedicate significant resources to the resolution of the Company’s nonaccrual loans, the significant majority of which are related to a single large credit relationship that the Company placed on nonaccrual status in the second quarter of 2023, in a manner that best protects the Company, the Bank and shareholders. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
As previously disclosed, during the second quarter of 2024, a federal court lawsuit filed against the Company and the Bank by West Virginia Governor James C. Justice II, his wife Cathy L. Justice, his son James C. Justice, III, and related entities that he and/or they own (the “Justice Entities”) was dismissed with prejudice. In connection with the dismissal of this litigation, the Justice Entities agreed upon a pathway of curtailment and payoff of the outstanding loans with the Bank. The Justice Entities have reduced the aggregate nonperforming loan balance from $301.9 million as of March 30, 2024 to $252.0 million as of December 31, 2024.
During the third quarter of 2024, the Company obtained a voluntary stipulation of dismissal with prejudice of a lawsuit filed on February 10, 2024 against the Bank in the United States District Court for the Western District of Virginia (Danville Division) (the “GLAS Trust Lawsuit”) by GLAS Trust Company, LLC, in its capacity as Note Trustee (“GLAS Trust”). In connection with the dismissal of the GLAS Trust Lawsuit, GLAS Trust and certain affiliates and parties on whose behalf it was acting executed a release that waives any and all causes of action of any kind that they might claim to have against the Bank. The dismissal of the GLAS Trust Lawsuit ended all pending litigation brought against the Bank by GLAS Trust in connection with the Bank’s credit relationship with the Justice Entities. Also in connection with the dismissal of the GLAS Trust Lawsuit, certain Justice Entities executed documents reaffirming the legality, validity and binding nature of all loan documents they have executed in favor of the Bank.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company tendered a payment (the “Settlement Payment”) in consideration of the voluntary dismissal of the GLAS Trust Lawsuit. Because certain of the Justice Entities had previously agreed to indemnify the Bank against the claims asserted in the GLAS Trust Lawsuit, certain of the Justice Entities executed a promissory note in favor of the Bank further evidencing this indemnification obligation as related to the Settlement Payment. This promissory note was recognized as a principal charge-off during the three months ended September 30, 2024 due to the nonperforming status of the Bank’s loans with the Justice Entities, and because the settled claims related to allegedly preferential payments made on those nonperforming loans.
The Company’s financial results continue to be significantly impacted by the single large credit relationship that the Company placed on nonaccrual status during the second quarter of 2023, which has an aggregate principal balance of $252.0 million as of December 31, 2024. Since placement of these loans, now reduced to judgements, on nonaccrual status during the second quarter of 2023, interest income has been negatively impacted by $35.1 million and $30.0 million during the years ended December 31, 2024 and 2023, respectively, or by $65.1 million in the aggregate.

Results of Operations and Financial Condition
Earnings Summary
2024 Highlights
•Net interest income decreased $7.9 million, or 6.4%, to $114.5 million for the year ended December 31, 2024 compared to the same period in 2023, reflecting the impact of higher funding costs during the year ended December 31, 2024, which more than offset loan growth and higher loan and securities yields;
•The (recovery) provision for credit losses decreased $10.5 million to a recovery of $5.0 million for the year ended December 31, 2024, compared to a provision for credit losses of $5.5 million for the same period in 2023 primarily driven by the updated analysis of the individually evaluated loans and Other segment reserves released of $6.6 million due to $49.9 million of curtailment payments during the year ended December 31, 2024, offset by loan growth during 2024;
•Total noninterest income increased $3.1 million to $21.4 million for the year ended December 31, 2024 compared to the same period in 2023;
•Total noninterest expense increased $4.5 million to $110.0 million for the year ended December 31, 2024 compared to the same period in 2023; and
•Provision for income taxes increased $1.0 million to $6.3 million for the year ended December 31, 2024 compared to the same period in 2023.
Balance Sheet Highlights (period-end balances, December 31, 2024 compared to December 31, 2023)
•The available-for-sale securities portfolio decreased $60.6 million and is currently 15.4% of total assets compared to 17.3% of total assets;
•Total portfolio loans increased $118.9 million, or 3.4%, due to loan growth, primarily in the commercial real estate (“CRE”) and construction segments during the year ended December 31, 2024, partially offset by $80.0 million in loan payoffs on two large CRE loans and the above mentioned curtailment payments;
•The portfolio loans to deposit ratio was 87.3%, compared to 94.2%;
•At December 31, 2024, nonperforming loans declined by $50.2 million to $259.3 million compared to December 31, 2023. Nonperforming loans as a percentage of total portfolio loans were 7.15% compared to 8.83%. The decline was due to the year-to-date curtailment payments totaling $49.9 million made by the Bank’s largest nonperforming credit relationship that was placed on nonaccrual status during the second quarter of 2023. These loans are contained in the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Other segment with an aggregate principal balance of $252.0 million as of December 31, 2024 and comprise 97.2% of nonperforming loans at December 31, 2024;
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 2.09% compared to 2.77%. The ACL on portfolio loans totaled $75.6 million at December 31, 2024, compared to $97.1 million at December 31, 2023;
•Total deposits increased $431.5 million, or 11.6%, to $4.2 billion at December 31, 2024, compared to December 31, 2023; and
•FHLB borrowings decreased $323.4 million to $70.0 million at December 31, 2024 compared to $393.4 million at December 31, 2023 primarily due to deposit growth.
The Company reported net income of $24.5 million, or $1.06 diluted earnings per share for the year ended December 31, 2024 compared to net income of $23.4 million, or $1.00 diluted earnings per share, for the year ended December 31, 2023.

	Years Ended December 31,
PERFORMANCE RATIOS	2024	2023	2022
Return on Average Assets	0.54%	0.53%	1.21%
Return on Average Shareholders' Equity	6.67%	6.79%	14.30%
Portfolio Loans to Deposit Ratio	87.27%	94.20%	86.69%
Allowance for Credit Losses to Total Portfolio Loans	2.09%	2.77%	2.98%
Nonperforming Loans to Total Portfolio Loans	7.15%	8.83%	0.21%
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table reconciles interest and dividend income (GAAP), yield on interest-earning assets (GAAP), net interest margin (GAAP) and net interest income (GAAP) per the Consolidated Statements of Income to interest and dividend income on an FTE basis (non-GAAP), yield on interest-earning assets on an FTE basis (non-GAAP), net interest margin on an FTE basis (non-GAAP) and net interest income on an FTE basis (non-GAAP), respectively, for the periods presented:

(Dollars in Thousands)	Years Ended December 31,
	2024	2023	2022
Interest and Dividend Income (GAAP)	$221,729	$196,420	$160,182
Tax Equivalent Adjustment	775	1,004	1,143
Interest and Dividend Income (FTE) (Non-GAAP)	222,504	197,424	161,325
Average Earning Assets	4,458,601	4,293,838	4,023,634
Yield on Interest-earning Assets (GAAP)	4.97%	4.57%	3.98%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	4.99%	4.60%	4.01%

Net Interest Income (GAAP)	114,457	122,310	139,928
Tax Equivalent Adjustment	775	1,004	1,143
Net Interest Income (FTE) (Non-GAAP)	$115,232	$123,314	$141,071
Average Earning Assets	4,458,601	4,293,838	4,023,634
Net Interest Margin (GAAP)	2.57%	2.85%	3.48%
Net Interest Margin (FTE) (Non-GAAP)	2.58%	2.87%	3.51%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the years ended December 31:

(Dollars in Thousands)	2024			2023			2022
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$44,250	$2,289	5.17%	$20,414	$1,066	5.22%	$50,797	$341	0.67%
Tax-Free Investment Securities[2]	11,759	340	2.89%	27,271	803	2.94%	30,109	877	2.91%
Taxable Investment Securities	828,437	29,510	3.56%	900,972	30,804	3.42%	950,557	20,330	2.14%
Total Securities	840,196	29,850	3.55%	928,243	31,607	3.41%	980,666	21,207	2.16%
Tax-Free Loans[1,2]	103,218	3,352	3.25%	123,847	3,978	3.21%	144,617	4,568	3.16%
Taxable Loans[1]	3,457,241	186,001	5.38%	3,200,992	159,317	4.98%	2,844,303	135,055	4.75%
Total Loans	3,560,459	189,353	5.32%	3,324,839	163,295	4.91%	2,988,920	139,623	4.67%
Federal Home Loan Bank Stock	13,696	1,012	7.39%	20,342	1,456	7.16%	3,251	154	4.74%
Total Interest-Earning Assets	4,458,601	$222,504	4.99%	4,293,838	$197,424	4.60%	4,023,634	$161,325	4.01%
Noninterest Earning Assets	102,240			89,833			117,135
Total Assets	$4,560,841			$4,383,671			$4,140,769

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$583,735	$8,980	1.54%	$483,048	$2,729	0.56%	$489,298	$1,578	0.32%
Money Market	511,342	15,478	3.03%	448,324	8,868	1.98%	521,269	1,842	0.35%
Savings	399,748	548	0.14%	544,938	586	0.11%	720,682	742	0.10%
Certificates of Deposit	1,782,573	70,425	3.95%	1,428,646	40,445	2.83%	1,271,548	14,454	1.14%
Total Interest-Bearing Deposits	3,277,398	95,431	2.91%	2,904,956	52,628	1.81%	3,002,797	18,616	0.62%
FHLB Borrowings	222,719	11,379	5.11%	402,675	20,822	5.17%	29,849	1,163	3.90%
Federal Funds Purchased	—	—	—%	7,023	368	5.24%	5,711	188	3.29%
Other Borrowings	9,126	462	5.06%	6,337	292	4.61%	5,885	287	4.88%
Total Borrowings	231,845	11,841	5.11%	416,035	21,482	5.16%	41,445	1,638	3.95%
Total Interest-Bearing Liabilities	3,509,243	107,272	3.06%	3,320,991	74,110	2.23%	3,044,242	20,254	0.67%
Noninterest-Bearing Liabilities	684,033			718,113			746,117
Shareholders' Equity	367,565			344,567			350,410
Total Liabilities and Shareholders' Equity	$4,560,841			$4,383,671			$4,140,769
Net Interest Income[2]		$115,232			$123,314			$141,071
Net Interest Margin[2]			2.58%			2.87%			3.51%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
Net interest income decreased $7.9 million, or 6.4% to $114.5 million for the year ended December 31, 2024 compared to the same period in 2023. Net interest income, on an FTE basis (non-GAAP), decreased $8.1 million, or 6.6%, to $115.2 million for the year ended December 31, 2024 compared to $123.3 million for the same period in 2023. Net interest margin decreased 28 basis points to 2.57% for the year ended December 31, 2024 compared to 2.85% for the same period in 2023. Net interest margin, on an FTE basis (non-GAAP), decreased 29 basis points to 2.58% for the year ended December 31, 2024 compared to 2.87% for the same period in 2023.
The decreases were primarily a result of higher funding costs that increased 83 basis points, offset by an increase of 39 basis points on the yield on earning assets for the year ended December 31, 2024 compared to the same period in 2023. During the year ended December 31, 2024, $1.2 billion of CDs matured and repriced from an average rate of 3.91% to an average rate of 4.02%. Average interest-earning assets increased by $164.8 million with the yield on average interest-earning assets increasing

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
39 basis points. The most significant increase in interest-earning assets was a 41 basis point increase in the yield on average loans from 4.91% for the year ended December 31, 2023 to 5.32% for the year ended December 31, 2024. The decline in net interest income and net interest margin were significantly driven by the Bank’s largest nonperforming credit relationship that was placed on nonaccrual status during the second quarter of 2023, which negatively impacted interest income by $35.1 million for the year ended December 31, 2024 and by $30.0 million for the same period in 2023.
Interest income increased to $221.7 million for the year ended December 31, 2024 from $196.4 million compared to the same period in 2023. Interest income, on an FTE basis (non-GAAP), increased $25.1 million, or 12.7%, to $222.5 million for the year ended December 31, 2024 compared to $197.4 million for the same period in 2023, resulting from average loan growth of $256.2 million in taxable loans. Average interest-earning assets increased primarily due to growth in average loans of $235.6 million and an increase of $23.8 million in average interest-bearing deposits with banks during the year ended December 31, 2024, and was partially offset by a decrease of $88.0 million in average investment securities and a decrease of $6.6 million in FHLB stock.
The change in average investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal curtailments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of December 31, 2024, the securities portfolio was comprised of 43.5% variable rate securities with approximately 84.6% that will reprice at least once over the next 12 months. We believe having a balanced mix of variable and fixed rate securities is an important strategy, especially during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk as fixed rate securities, so there is much less price volatility. This variable rate strategy has limited the impact of past upward shifts in the yield curve on the Company’s unrealized losses on debt securities. If the Federal Reserve continues reducing short-term interest rates, the Bank may consider changes to this interest rate mix strategy going forward.
Interest expense for the year ended December 31, 2024 increased $33.2 million, or 44.7%, to $107.3 million compared to the same period in 2023. The increase of $372.4 million in average interest-bearing deposits reflected solid growth in average CDs of $353.9 million, an increase of $100.7 million in average interest-bearing demand accounts and an increase of $63.0 million in average money market accounts, offset by a decrease of $145.2 million in average savings accounts as customer preferences shifted from lower cost non-maturing deposits to higher-yielding interest-bearing demand, money market and short-term CD products.
Our balance sheet is currently exhibiting characteristics of a slightly liability sensitive position due to the short-term nature of our deposit portfolio and FHLB borrowings. Specifically, 80.3% of our CD portfolio and 35.7% of our outstanding FHLB borrowings will mature and reprice over the next 12 months. This strategy gives us flexibility to manage the structure and pricing of our deposit and borrowing portfolios to reduce future funding costs should the Federal Open Market Committee (“FOMC”) continue cutting short-term rates in the future.
Discussion of net interest income compared to the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Net Interest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 8, 2024, and is incorporated herein by reference.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2024 Compared to 2023			2023 Compared to 2022
(Dollars in Thousands)	Volume[3]	Rate[3]	Increase/ (Decrease)	Volume[3]	Rate[3]	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$1,233	$(10)	$1,223	$(316)	$1,041	$725
Tax-free Investment Securities[2]	(448)	(15)	(463)	(83)	9	(74)
Taxable Investment Securities	(2,548)	1,254	(1,294)	(1,111)	11,585	10,474
Total Securities	(2,996)	1,239	(1,757)	(1,194)	11,594	10,400
Tax-free Loans[1,2]	(670)	44	(626)	(666)	76	(590)
Taxable Loans[1]	13,266	13,418	26,684	17,526	6,736	24,262
Total Loans	12,596	13,462	26,058	16,860	6,812	23,672
Federal Home Loan Bank Stock	(490)	46	(444)	1,187	115	1,302
Total Interest-Earning Assets	$10,343	$14,737	$25,080	$16,537	$19,562	$36,099

Interest Paid on:
Interest-Bearing Demand	$675	$5,576	$6,251	$(20)	$1,171	$1,151
Money Market	1,385	5,225	6,610	(293)	7,319	7,026
Savings	(177)	139	(38)	(188)	32	(156)
Certificates of Deposit	11,546	18,434	29,980	1,990	24,001	25,991
Total Interest-Bearing Deposits	13,429	29,374	42,803	1,489	32,523	34,012
Federal Home Loan Bank Borrowings	(9,197)	(246)	(9,443)	19,157	502	19,659
Federal Funds Purchased	(184)	(184)	(368)	50	130	180
Other Borrowings	138	32	170	21	(16)	5
Total Borrowings	(9,243)	(398)	(9,641)	19,228	616	19,844
Total Interest-Bearing Liabilities	$4,186	$28,976	$33,162	$20,717	$33,139	$53,856
Change in Net Interest Margin	$6,157	$(14,239)	$(8,082)	$(4,180)	$(13,577)	$(17,757)
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
3 Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(Recovery) Provision for Credit Losses
The Company recognizes (recovery) provision for credit losses based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes (recovery) provision for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments. (Recovery) provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents information regarding the (recovery) provision for credit losses and net charge-offs:

(Dollars in Thousands)	Twelve months ended December 31,
	2024	2023	$ Change
(Recovery) Provision for Credit Losses	$(5,039)	$5,500	$(10,539)
(Recovery) Provision for Unfunded Commitments	(7)	901	(908)
Total (Recovery) Provision for Credit Losses on Loans	(5,046)	6,401	(11,447)
Provision for Securities	—	—	—
Total (Recovery) Provision for Credit Losses	$(5,046)	$6,401	$(11,447)

Net Loan Charge-offs	$16,413	$2,300	$14,113
Net Loan Charge-offs / Average Portfolio Loans	0.46%	0.07%
The (recovery) provision for credit losses decreased $10.5 million for the year ended December 31, 2024 compared to the same period in 2023. The decrease was primarily driven by updated analysis of individually evaluated loans within the Other loan segment and $6.6 million of Other segment specific reserves released in connection with $49.9 million of curtailment payments during the year ended December 31, 2024, offset by loan growth during the year ended 2024.
The (recovery) provision for unfunded commitments for the year ended December 31, 2024 was a recovery of $7 thousand compared to a provision of $0.9 million for the same period in 2023, a decrease of $0.9 million primarily due to changes in construction commitments.
Net loan charge-offs were $16.4 million for the year ended December 31, 2024 compared to $2.3 million for the same period in 2023. During the year ended December 31, 2024, net loan charge-offs were significantly impacted by the $15.0 million principal charge-off related to the Other segment of the loan portfolio. As a percentage of average portfolio loans, net loan charge-offs were 0.46% and 0.07% for the years ended 2024 and 2023, respectively.
For information regarding the $15.0 million principal charge-off related to the Other segment of the loan portfolio, see the “Our Business and Strategy” section of this MD&A.
See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Noninterest Income

	Years Ended December 31,
(Dollars in Thousands)	2024	2023	$ Change	% Change
Gains (Losses) on Sales of Securities, net	$68	$(1,521)	$1,589	104.5%
Service Charges, Commissions and Fees	7,393	7,155	238	3.3%
Debit Card Interchange Fees	7,843	7,828	15	0.2%
Insurance Commissions	3,685	1,945	1,740	89.5%
Bank Owned Life Insurance Income	1,473	1,381	92	6.7%
Commercial Loan Swap Fee Income	—	139	(139)	(100.0)%
Other	906	1,351	(445)	(32.9)%
Total Noninterest Income	$21,368	$18,278	$3,090	16.9%
For the year ended December 31, 2024, total noninterest income was $21.4 million, an increase of $3.1 million, or 16.9%, from the same period in 2023. The most significant increases were primarily related to higher insurance commissions of $1.7 million, a decrease in net losses on sales of securities of $1.6 million during the year ended December 31, 2023, and a $0.2 million increase in service charges, commissions and fees, offset by a $0.4 million decrease in other noninterest income.
The increase in insurance commissions primarily related to higher sales activity. The gains on sales of securities of $1.5 million were driven by the sale of approximately $30.0 million of available-for-sale securities during the fourth quarter of 2023 to reposition the securities portfolio and reinvest the proceeds in higher earning assets. The $0.4 million decrease in other noninterest income is related to lower fair value adjustment of our interest rate swap contracts with commercial customers.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Discussion of noninterest income compared to the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 8, 2024, and is incorporated herein by reference.
Noninterest Expense

(Dollars in Thousands)	Years Ended December 31,
	2024	2023	$ Change	% Change
Salaries and Employee Benefits	$57,908	$55,856	$2,052	3.7%
Occupancy Expense, net	15,608	14,028	1,580	11.3%
FDIC Insurance Expense	6,200	4,904	1,296	26.4%
Other Taxes	3,559	3,292	267	8.1%
Advertising Expense	2,540	1,693	847	50.0%
Telephone Expense	1,393	1,842	(449)	(24.4)%
Professional and Legal Fees	5,675	6,210	(535)	(8.6)%
Data Processing	4,919	3,920	999	25.5%
Debit Card Expense	3,423	2,875	548	19.1%
Other	8,777	10,846	(2,069)	(19.1)%
Total Noninterest Expense	$110,002	$105,466	$4,536	4.3%
For the year ended December 31, 2024, total noninterest expense was $110.0 million, an increase of $4.5 million, or 4.3%, from the same period in 2023. The most significant variance for the comparable period related to increases of $2.1 million in salaries and employee benefits, $1.6 million in occupancy expenses, $1.3 million increase in FDIC insurance expense, $1.0 million in data processing expenses, $0.8 million in advertising expenses and $0.5 million in debit card expenses, offset by decreases of $2.1 million in other noninterest expense, $0.5 million in professional and legal fees and $0.4 million in telephone expenses, which was due to a phone system replacement in 2023.
The increases in salaries and employee benefits resulted from higher salary expenses due to fewer open positions in retail, job grade assessment increases and normal merit increases. The increase in occupancy expenses was due to new software license and depreciation expense. The higher FDIC insurance expense was primarily due to the deterioration in asset quality as a direct result of the large nonperforming credit relationship that was placed into nonaccrual status in the second quarter of 2023, which is a component used to determine the assessment. The increase in data processing expenses relates primarily to general inflationary cost increases for existing and new service agreements. The increase in advertising expenses relates to costs incurred for the Company’s new brand refresh initiative described above. The increase in debit card expense relates to discounts received in March of 2023.
The decline in other noninterest expense is related to a gain of $0.2 million on an other real estate owned (“OREO”) property sold in the fourth quarter of 2024, a $0.5 million gain on a closed office that was sold in the third quarter of 2024, a gain of $0.3 million on two other closed offices sold in the first quarter of 2024 that were previously written-down in the third quarter of 2023, write-downs of $0.6 million on three legacy OREO properties and $0.2 million on two additional closed offices in the third quarter of 2023, and a $0.4 million decrease in fair value due to our interest rate swap contracts with commercial customers. The decrease in professional and legal fees relates to higher legal expenses incurred in 2023 when the Company’s largest credit relationship transferred to nonperforming status and resolution of the Justice Entity litigation in 2024.
Discussion of noninterest expense compared to the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 8, 2024, and is incorporated herein by reference.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Financial Condition
December 31, 2024
Total assets increased $146.7 million, to $4.7 billion at December 31, 2024 compared to $4.5 billion at December 31, 2023. Total portfolio loans increased $118.9 million, or 3.4% to $3.6 billion at December 31, 2024 compared to December 31, 2023 primarily due to loan growth in the CRE and construction loan segments during the year ended December 31, 2024. Loan growth was partially offset by $80.0 million in loan payoffs of two large CRE loans in the first quarter of 2024 and the curtailment payments on the large NPL credit relationship. The variances in loan segments for portfolio loans related to increases of $199.2 million in CRE loans and a $26.6 million increase in construction loans, offset by decreases in all the other loan segments, such as a $49.9 million decrease in the Other loan segment due to curtailment payments made by the Bank’s largest nonperforming credit relationship, $41.0 million decrease in Commercial and Industrial (“C&I”) loans, a $10.5 million decrease in residential mortgages and a $5.4 million decrease in other consumer loans.
The securities portfolio decreased $60.6 million and is currently 15.4% of total assets at December 31, 2024 compared to 17.3% of total assets at December 31, 2023. The decrease is due to ongoing maturities, principal curtailments, purchases and sales of available-for-sale securities and changes in market values driven by fluctuations in intermediate treasury yields. During the year ended December 31, 2024 there were three new security purchases totaling $15.1 million and sales of three bonds with sale proceeds of $18.0 million. As of December 31, 2024, the securities portfolio was comprised of 43.5% variable rate securities with approximately 84.6% that will reprice at least once over the next 12 months. At December 31, 2024, total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $82.4 million of gross unrealized losses. Refer to the “Securities” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
During 2024, the Company purchased $10.0 million of equity securities. The equity securities consist of our investment in a market-rate, NASDAQ listed mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund mainly focuses on providing affordable housing to low and moderate income borrowers and renters, including those in Majority Minority Census Tracts. The fund invests nationally, but individual bonds are designated to our bank that align with our current footprint. The Company’s investment in the mutual fund is eligible for investment credit under the CRA.
FHLB stock, at cost decreased $15.1 million to $6.5 million at December 31, 2024 compared to December 31, 2023. The decrease is due to a lower level of FHLB borrowings due to deposit growth that funded paydowns of FHLB borrowings. Closed retail bank offices had a book value of $0.7 million at December 31, 2024 and $2.3 million at December 31, 2023, and are included in OREO on the Consolidated Balance Sheets.
The ACL was 2.09% of total portfolio loans at December 31, 2024 compared to 2.77% as of December 31, 2023. The decrease is primarily related to an updated analysis of the individually evaluated loans, a $15.0 million charge-off related to the Other segment of the loan portfolio in the third quarter of 2024 and $6.6 million of Other segment specific reserves released in connection with $49.9 million of curtailment payments made by the Bank’s largest nonperforming credit relationship during the year ended December 31, 2024. General reserves as a percentage of total portfolio loans were 1.24% at December 31, 2024 and 1.22% at December 31, 2023. Management believes the ACL is adequate to absorb expected losses inherent in the loan portfolio. See the sections of this MD&A titled “(Recovery) Provision for Credit Losses,” “Credit Quality” and “Allowance for Credit Losses” for information about the factors that impacted the ACL and the provision for credit losses.
Total deposits increased $431.5 million to $4.2 billion at December 31, 2024 compared to December 31, 2023. The increase in deposits was primarily due to a $337.7 million increase in CDs and an increase of $245.5 million in interest-bearing demand accounts, offset by decreases of $99.4 million in savings accounts, $50.8 million in noninterest-bearing demand accounts and $1.5 million in money market accounts. The Company had $196.1 million brokered CDs at December 31, 2024, compared to $70.0 million at December 31, 2023.
At December 31, 2024, noninterest-bearing deposits comprised 15.3% of total deposits compared to 18.4% at December 31, 2023. CDs comprised 46.3% and 42.6% of total deposits at December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 81.6% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.4% of our total

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.5% of retail deposits.
FHLB borrowings decreased $323.4 million to $70.0 million at December 31, 2024 compared to $393.4 million at December 31, 2023 primarily due to deposit growth, offset by $126.1 million of new brokered CDs during 2024, and deposit growth. The Company had no outstanding federal funds purchased at December 31, 2024 and December 31, 2023.
Total capital of $384.3 million at December 31, 2024, reflects an increase of $33.1 million compared to $351.2 million at December 31, 2023. The increase in total capital from December 31, 2023 is primarily due to net income of $24.5 million for the year ended December 31, 2024, other comprehensive income of $6.9 million for the year ended December 31, 2024 due to positive changes in fair value of investment securities, and $1.7 million related to restricted stock activity all during the year ended December 31, 2024.
The Company remains well capitalized. The Tier 1 capital ratio was 10.88% at December 31, 2024 compared to 11.08% at December 31, 2023. The leverage ratio was 9.56% at December 31, 2024, compared to 9.48% at December 31, 2023 and the total risk-based capital ratio was 12.13% at December 31, 2024 compared to 12.34% at December 31, 2023.
The Bank also remained well capitalized as of December 31, 2024. The Bank’s Tier 1 capital ratio was 10.72% at December 31, 2024 compared to 10.99% at December 31, 2023. The Bank’s leverage ratio was 9.42% at December 31, 2024 compared to 9.41% at December 31, 2023. The Bank’s total risk-based capital ratio was 11.98% at December 31, 2024 compared to 12.25% at December 31, 2023.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Securities
The following table presents the composition of available-for-sale securities for the periods presented:

(Dollars in Thousands)	2024	2023	$ Change
U.S. Government Agency Securities	26,950	43,827	(16,877)
Residential Mortgage-Backed Securities	96,153	99,150	(2,997)
Commercial Mortgage-Backed Securities	21,587	31,163	(9,576)
Other Commercial Mortgage-Backed Securities	21,970	21,856	114
Asset Backed Securities	118,521	140,006	(21,485)
Collateralized Mortgage Obligations	148,588	161,533	(12,945)
States and Political Subdivisions	221,181	222,108	(927)
Corporate Notes	63,450	59,360	4,090
Total	$718,400	$779,003	$(60,603)
The balances and average rates of our available-for-sale securities portfolio are presented below as of December 31:

(Dollars in Thousands)	2024		2023
	Balance	Weighted- Average Yield	Balance	Weighted- Average Yield
U.S. Government Agency Securities	26,950	4.82%	43,827	5.79%
Residential Mortgage-Backed Securities	96,153	3.37%	99,150	3.62%
Commercial Mortgage-Backed Securities	21,587	5.20%	31,163	5.95%
Other Commercial Mortgage-Backed Securities	21,970	2.63%	21,856	2.74%
Asset Backed Securities	118,521	3.95%	140,006	4.49%
Collateralized Mortgage Obligations	148,588	4.13%	161,533	4.39%
States and Political Subdivisions	221,181	2.36%	222,108	2.36%
Corporate Notes	63,450	3.87%	59,360	3.87%
Total	$718,400	3.40%	$779,003	3.73%
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
The securities portfolio decreased $60.6 million to $718.4 million at December 31, 2024 compared to $779.0 million at December 31, 2023. Securities comprise 15.4% of total assets at December 31, 2024 compared to 17.3% at December 31, 2023. The decrease is due to ongoing maturities, principal curtailments, purchases and sales of available-for-sale securities and changes in market values driven by fluctuations in intermediate treasury yields. During the year ended December 31, 2024, there were three new security purchases totaling $15.1 million and three bond sales with proceeds of $18.0 million. Liquidity generated by the securities portfolio was primarily deployed into higher yielding loans. As of December 31, 2024, the securities portfolio was comprised of 43.5% variable rate securities with approximately 84.6% that will reprice at least once over the next 12 months.
At December 31, 2024, total gross unrealized gains in the available-for-sale portfolio were $0.1 million offset by $82.4 million of gross unrealized losses. At December 31, 2023, total gross unrealized gains in the available-for-sale portfolio were $0.7 million offset by $92.3 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 46.9% of securities issued by United States government

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 30.8% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. We may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved lower over the past three months, driving unrealized losses on outstanding securities lower. Changes in short-term interest rates can affect the yield on floating rate securities. Yields on floating rate securities will fall as the Federal Reserve Board (“FRB”) lowers short-term rates. Changes in intermediate and long-term interest rates, which are market driven, affect the market value of fixed rate securities with similar maturities. The Company expects that market values on the Bank’s intermediate and long-term maturity holdings will continue to fluctuate in large part driven by treasury yield changes.
At December 31, 2024 the 5-year and 10-year U.S. Treasury yields were 4.38% and 4.58%, respectively. At December 31, 2023, those same bond yields were 3.84% and 3.88%, respectively. Therefore, this increase of 54 bps and 70 bps, respectively in the intermediate part of the yield curve largely caused a reduction in bond prices for fixed rate bonds in that maturity range. Note, the effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates generally adjust in line with FRB interest rate hikes. While interest rates were higher at year-end 2024, our unrealized losses were actually lower because of the significant amount of bond maturities and amortizations throughout the year, with a portion of the proceeds of those maturities invested in the loan portfolio or in higher-yielding securities.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through (recovery) provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At December 31, 2024 and December 31, 2023, the Company had no credit related impairment.
The Basel rules permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
During 2024, the Company purchased $10.0 million of equity securities. The equity securities consist of our investment in a market-rate, NASDAQ listed mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund mainly focuses on providing affordable housing to low and moderate income borrowers and renters, including those in Majority Minority Census Tracts. The fund invests nationally, but individual bonds are designated to our bank that align with our current footprint. The Company’s investment in the mutual fund is eligible for investment credit under the CRA.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth the maturities of available-for-sale securities at December 31, 2024 and the weighted average yields of such securities.
Available-for-Sale Securities

(Dollars in Thousands)	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agency Securities	$35	4.25%	$4,324	5.25%	$22,591	4.74%	$—	—%
Residential Mortgage-Backed Securities[2]	—	—%	—	—%	—	—%	96,153	3.37%
Commercial Mortgage-Backed Securities[2]	—	—%	1,697	6.97%	6,889	3.90%	13,001	5.70%
Other Commercial Mortgage-Backed Securities[2]	—	—%	—	—%	1,831	1.51%	20,139	2.76%
Asset Backed Securities[2]	—	—%	32,143	2.00%	65,220	4.58%	21,158	5.00%
Collateralized Mortgage Obligations[2]	—	—%	6,309	5.40%	—	—%	142,279	4.07%
States and Political Subdivisions	—	—%	25,425	2.34%	161,962	2.33%	33,794	2.51%
Corporate Notes	—	—%	—	—%	63,450	3.87%	—	—%
Total	$35		$69,898		$321,943		$326,524
Weighted Average Yield[1]		4.25%		2.72%		3.24%		3.72%
1Weighted -average yields are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent.
2 Securities not due at a single maturity date
At December 31, 2024 the Company had no held-to-maturity securities; however, if at a future date we classify securities as held-to-maturity, our disclosures will show the weighted average yield for each range of maturities.
At December 31, 2024, the Company held 56.5% fixed rate and 43.5% floating rate securities. The floating rate securities may have a stated maturity greater than ten years, but the interest rate generally adjusts monthly. Therefore, the duration on these securities is short, generally less than one year, and will therefore not be as sensitive to interest rate changes.
Refer to Note 4, Investment Securities, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our securities.
Provision for Income Taxes
The provision for income taxes increased $1.0 million to $6.3 million for the year ended December 31, 2024 compared to $5.3 million for December 31, 2023. Pre-tax income increased $2.1 million for the year ended 2024 compared to 2023, primarily due to recording a $6.5 million recovery to the (recovery) provision for credit losses in the fourth quarter of 2024. The effective tax rate was 20.6% for the year ended December 31, 2024 compared to 18.6% for December 31, 2023. The increase in the effective tax rate for the year ended December 31, 2024 compared to the same period in 2023 was primarily related to changes in pre-tax income, partially offset by higher levels of tax credits in 2023. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).
Discussion of provision for income taxes compared to the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Provision for Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 8, 2024, and is incorporated herein by reference.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio as of the periods presented:

	December 31,
(Dollars in Thousands)	2024	2023	2022	2021	2020
Commercial
Commercial Real Estate	$1,869,831	$1,670,631	$1,470,562	$1,323,252	$1,453,799
Commercial and Industrial	230,483	271,511	309,792	345,376	557,164
Total Commercial Loans	2,100,314	1,942,142	1,780,354	1,668,628	2,010,963
Consumer
Residential Mortgages	777,471	787,929	657,948	457,988	472,170
Other Consumer	28,908	34,277	44,562	44,666	57,647
Total Consumer Loans	806,379	822,206	702,510	502,654	529,817
Construction	462,930	436,349	353,553	282,947	406,390
Other	255,203	305,213	312,496	357,900	—
Total Portfolio Loans	3,624,826	3,505,910	3,148,913	2,812,129	2,947,170
Loans Held-for-Sale	—	—	—	228	25,437
Loans Held-for-Sale in Connection with Sale of Bank Branches, at the lower of cost or fair value	—	—	—	—	9,835
Total Loans	$3,624,826	$3,505,910	$3,148,913	$2,812,357	$2,982,442
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in this Annual Report on Form 10-K for the year ended December 31, 2024.
Total portfolio loans increased $118.9 million, or 3.4%, to $3.6 billion at December 31, 2024 compared to December 31, 2023 with production primarily in our CRE and construction loan portfolios. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. Given the current interest rate environment, our mortgage portfolio paydowns outpaced growth in the year ended December 31, 2024. At December 31, 2024, the loan portfolio was comprised of 25.4% floating rates which reprice monthly, 39.0%, variable rates that reprice at least once during the life of the loan and the remaining 35.6% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2024, including in light of market conditions that impact our borrowers and the interest rate environment.
Total CRE represented 51.6% of total portfolio loans at December 31, 2024 compared to 47.7% at December 31, 2023. The collateral for the Company’s CRE loans are geographically concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia and within the retail/restaurant, warehouse, hospitality, multifamily, and office metrics.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents the Company's CRE loan portfolio breakout by collateral type, loan amounts for each collateral type included in special mention and substandard and the related percentages by segment to the collateral types as of the periods presented:

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$415,624	$122	$—	$55,093	$—	$470,839	$451	18.5%
Warehouse	405,333	493	—	53,990	—	459,816	3,865	18.1%
Hospitality	288,505	—	—	14,647	51,552	354,704	51,552	13.9%
Multifamily	286,203	—	—	105,677	—	391,880	4,516	15.4%
Office	221,445	—	—	7,468	508	229,421	1,080	9.0%
Land	771	—	—	114,344	57,925	173,040	57,975	6.8%
Single Family	25,630	—	50,334	37,622	13,367	126,953	13,445	5.0%
Country Club	3,393	—	—	—	45,002	48,395	45,002	1.9%
Long-term Care	30,474	—	—	17,492	—	47,966	—	1.9%
Other	197,655	389	—	36,964	7,628	242,636	12,159	9.5%
Total	$1,875,033	$1,004	$50,334	$443,297	$175,982	$2,545,650	$190,045	100.0%

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$380,285	$129	$—	$46,241	$3,300	$429,955	$62	18.2%
Warehouse	324,548	514	53	48,674	—	373,789	72	15.9%
Hospitality	288,323	—	—	1,229	51,552	341,104	51,552	14.5%
Multifamily	258,676	—	—	127,447	—	386,123	—	16.4%
Office	217,228	—	—	4,424	508	222,160	1,857	9.4%
Land	1,153	—	—	119,188	92,648	212,989	93,581	9.0%
Single Family	5,770	14	47,205	13,194	13,367	79,550	13,439	3.4%
Country Club	—	—	—	—	45,002	45,002	45,002	1.9%
Long-term Care	20,172	—	—	7,250	—	27,422	—	1.2%
Other	201,353	444	127	34,932	—	236,856	22,941	10.1%
Total	$1,697,508	$1,101	$47,385	$402,579	$206,377	$2,354,950	$228,506	100.0%
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
Aggregate commitments to our top 10 credit relationships were $698.3 million, or 19.27% of our CRE loan portfolio, at December 31, 2024, compared to $611.0 million, or 17.43% or our CRE portfolio, at December 31, 2023. The Other segment represents 36.1% of the top 10 credit relationships and the Company transferred its largest credit relationship with a balance of $252.0 million as of December 31, 2024 to nonaccrual during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.
The following table summarizes our top 10 relationships and a description of industries represented for the periods presented:

	For the Periods Ending
Dollars in Thousands	12/31/2024	12/31/2023	Change	2024 % of Gross Loans	2024 % of RBC
1. Hospitality, Agriculture & Energy	$251,982	$301,913	$(49,931)	6.95%	50.32%
2. Multifamily	58,871	15,000	43,871	1.62%	11.76%
3. Retail & Office	52,913	53,576	(663)	1.46%	10.57%
4. Health Care Facility / Long-Term Care	52,855	53,683	(828)	1.46%	10.55%
5. Multifamily	51,990	27,090	24,900	1.43%	10.38%
6. Warehouse	49,661	51,185	(1,524)	1.37%	9.92%
7. Long-Term Care	46,199	21,803	24,396	1.28%	9.23%
8. Health Care Facility	44,779	—	44,779	1.24%	8.94%
9. Warehouse	44,577	41,571	3,006	1.23%	8.90%
10. Retail	44,511	45,187	(676)	1.23%	8.89%
Top Ten (10) Relationships	698,338	611,008	87,330	19.27%	139.46%
Total Gross Loans	3,624,826	3,505,910	118,916
% of Total Gross Loans	19.27%	17.43%	1.84%
Concentration (25% of RBC)	$125,190	$121,231
Unfunded commitments on lines of credit were $620.8 million at December 31, 2024 as compared to $568.7 million at December 31, 2023. The majority of unused commitments are for construction projects that will be drawn as the construction progresses toward completion. Total utilization was 53.8% at December 31, 2024 and 53.8% at December 31, 2023. Unfunded commitments on commercial operating lines of credit was 53.8% at December 31, 2024 and 53.7% at December 31, 2023.
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
Deferred costs and fees included in the portfolio balances above were $8.8 million and $7.2 million at December 31, 2024 and December 31, 2023, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $104.1 thousand and $133.4 thousand at December 31, 2024 and December 31, 2023, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables present the maturity schedule of portfolio loan types at December 31, 2024:

	Maturity
(Dollars in Thousands)	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates
Commercial Real Estate	$120,871	$531,685	$58,784	$3,419	$714,759
Commercial and Industrial	13,833	56,656	99,957	2,887	173,333
Residential Mortgages	903	20,968	63,180	16,344	101,395
Other Consumer	1,041	26,945	890	—	28,876
Construction	110,313	135,550	13,559	13,217	272,639
Other	—	—	—	—	—
Portfolio Loans with Fixed Interest Rates	$246,961	$771,804	$236,370	$35,867	$1,291,002
Variable interest rates
Commercial Real Estate	$61,020	$223,877	$760,560	$109,615	$1,155,072
Commercial and Industrial	14,601	24,244	15,959	2,346	57,150
Residential Mortgages	1,639	1,171	31,306	641,960	676,076
Other Consumer	32	—	—	—	32
Construction	80,230	92,096	17,007	958	190,291
Other	251,982	—	—	3,221	255,203
Portfolio Loans with Variable Interest Rates	$409,504	$341,388	$824,832	$758,100	$2,333,824
Total Portfolio Loans	$656,465	$1,113,192	$1,061,202	$793,967	$3,624,826
Refer to Note 5, Loans, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our loans.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets for the dates presented:

(Dollars in Thousands)	December 31, 2024	December 31, 2023	Change
Nonaccrual Loans
Commercial Real Estate	$1,176	$1,324	$(148)
Commercial and Industrial	1,078	52	1,026
Residential Mortgages	4,865	3,283	1,582
Other Consumer	20	59	(39)
Construction	228	2,904	(2,676)
Other	251,982	301,913	(49,931)
Total Nonperforming Loans	259,349	309,535	(50,186)
Other Real Estate Owned	659	2,463	(1,804)
Total Nonperforming Assets	$260,008	$311,998	$(51,990)

Nonperforming Loans to Total Portfolio Loans	7.15%	8.83%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	7.17%	8.89%
Nonperforming assets decreased $52.0 million to $260.0 million at December 31, 2024 compared to December 31, 2023. The decrease of $50.2 million in nonperforming loans was primarily related to $49.9 million of curtailment payments made by the Bank’s largest nonperforming credit relationship.
During the second quarter of 2023, the Company placed $301.9 million of commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest credit relationship, on nonaccrual status due to loan maturities and failure to pay in full. These loans remained on nonaccrual status at both December 31, 2024 and December 31, 2023. These nonperforming loans are 97.2% of the Company's total nonperforming loans and 96.9% of the Company's total nonperforming assets at December 31, 2024.
As discussed in more detail above under “—Our Business and Strategy,” we have agreed upon a pathway of curtailment and payoff of the Bank’s credit relationship with the Justice Entities. During the second, third and fourth quarters of 2024, $49.9 million of curtailment payments made by the Justice Entities to the Bank decreased the aggregate nonperforming loan balance outstanding to the Bank from $301.9 million as of December 31, 2023 to $252.0 million as of December 31, 2024. The Company believes it is well secured based on the net carrying value of the credit relationship and it has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
Based on analyses of the credit relationship and various discounted cash flow valuation techniques utilized in the alternative modeling, which resulted in specific reserves with respect to these loans of $30.3 million at December 31, 2024, or 12.0%, of these loans aggregate principal amount as compared to $54.3 million or 18.0% of these loans aggregate principal amount at December 31, 2023. This decline was driven by the aforementioned curtailments, updated analysis of the credit relationship during 2024 using the discounted cash flow model with updated assumptions and inputs regarding the credit relationship, legal risk and related risks.
As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
properties. When evaluating the net carrying value of this credit relationship at December 31, 2024, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
The following is an analysis of nonperforming loans by loan portfolio segment for the dates presented, and each segment’s relative contribution to total nonperforming loans:

	December 31, 2024		December 31, 2023
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$1,176	0.4%	$1,324	0.4%
Commercial and Industrial	1,078	0.4%	52	—%
Residential Mortgages	4,865	1.9%	3,283	1.1%
Other Consumer	20	—%	59	—%
Construction	228	0.1%	2,904	1.0%
Other	251,982	97.2%	301,913	97.5%
Balance End of Period	$259,349	100.0%	$309,535	100.0%
Closed retail bank offices had a book value of $0.7 million at December 31, 2024 and $2.3 million at December 31, 2023, and are recorded in OREO on the Consolidated Balance Sheets. During the year ended December 31, 2024, the Bank sold three retail banking offices and moved $1.2 million of loans at fair value to OREO and moved one retail office of $0.2 million to OREO. These properties are currently being marketed for sale.
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
The following table summarizes past due loans for the dates presented:

(Dollars in Thousands)	December 31,
	2024	2023
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$2,642	$319
Commercial and Industrial	180	39
Total Commercial Loans	2,822	358
Consumer
Residential Mortgages	917	1,881
Other Consumer	306	405
Total Consumer Loans	1,223	2,286
Construction	783	3,388
Other	—	—
Total Loans 30 to 89 Days Past Due	$4,828	$6,032
There were no loans during the year ended December 31, 2024 and December 31, 2023 that were past due more than 90 days and still accruing. Loans past due 30 to 89 days or more and still accruing decreased $1.2 million to $4.8 million at December 31, 2024 compared to $6.0 million at December 31, 2023, primarily in the residential mortgage and construction

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
segments offset by an increase in CRE. During 2024, the decrease related to two construction loans totaling $2.6 million, one of which is now current and one that has since paid off. Also a construction loan totaling $2.1 million at December 31, 2023 that transferred to a residential mortgage loan in 2024 once construction was completed. Offsetting these variances was one CRE relationship with an aggregate principal balance of $2.4 million that was downgraded to special mention during the fourth quarter of 2024.
The following tables represent credit exposures by internally assigned risk ratings as of December 31, 2024 and 2023:

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,860,313	$227,412	$772,514	$28,888	$458,223	$3,221	$3,350,571
Special Mention	2,460	—	92	—	4,479	—	7,031
Substandard	7,058	3,071	4,865	20	228	251,982	267,224
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826

Performing Loans	$1,868,655	$229,405	$772,606	$28,888	$462,702	$3,221	$3,365,477
Nonaccrual Loans	1,176	1,078	4,865	20	228	251,982	259,349
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,669,029	$268,622	$784,090	$34,202	$433,321	$3,300	$3,192,564
Special Mention	278	2,837	525	—	60	—	3,700
Substandard	1,324	52	3,314	75	2,968	301,913	309,646
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910

Performing Loans	$1,669,307	$271,459	$784,646	$34,218	$433,445	$3,300	$3,196,375
Nonaccrual Loans	1,324	52	3,283	59	2,904	301,913	309,535
Total Portfolio Loans	$1,670,631	$271,511	$787,929	$34,277	$436,349	$305,213	$3,505,910
At December 31, 2024 and December 31, 2023, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at December 31, 2024 decreased $39.1 million compared to December 31, 2023, with a decrease of $42.4 million in substandard and an increase of $3.3 million in special mention. The decrease of $42.4 million in substandard was primarily related to the aforementioned $49.9 million of curtailment payments made by the Bank’s largest nonperforming credit relationship in the second, third and fourth quarters of 2024 in the Other segment category. Partially offsetting the curtailment payments were loan downgrades to substandard consisting of two CRE loans and two C&I loan relationships totaling $8.8 million, during the year ended December 31, 2024. At December 31, 2024 and December 31, 2023 substandard loans were impacted by the above mentioned large nonaccrual credit relationship in the Other loan category, which was placed on nonaccrual status during the second quarter of 2023. The increase of $3.3 million in special mention related to loan downgrades consisting of a $4.4 million construction loan and a $2.4 million CRE loan, partially offset by a $2.8 million C&I loan that was paid off during the year ended December 31, 2024.
Refer to Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our nonperforming loans and OREO.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Allowance for Credit Losses
The following summarizes our allowance for credit loss experience at December 31 for each of the years presented:

(Dollars in Thousands)	2024	2023	2022
Balance Beginning of Year	$97,052	$93,852	$95,939
(Recovery) Provision for Credit Losses	(5,039)	5,500	2,419
Charge-offs:
Commercial Real Estate	—	—	—
Commercial and Industrial	40	63	3,436
Residential Mortgages	32	203	46
Other Consumer	1,759	2,665	1,677
Construction	157	42	—
Other	15,000	—	—
Total Charge-offs	16,988	2,973	5,159
Recoveries:
Commercial Real Estate	—	—	—
Commercial and Industrial	49	88	1
Residential Mortgages	31	110	99
Other Consumer	495	475	404
Construction	—	—	149
Other	—	—	—
Total Recoveries	575	673	653
Total Net Charge-offs	16,413	2,300	4,506
Balance End of Year	$75,600	$97,052	$93,852

Net Charge-offs to Average Portfolio Loans	0.46%	0.07%	0.15%
Allowance for Credit Losses to Total Portfolio Loans	2.09%	2.77%	2.98%
Net charge-offs were $16.4 million and $2.3 million for the years ended December 31, 2024 and December 31, 2023, respectively. During 2024, net charge-offs were significantly impacted by a $15.0 million principal charge-off related to the Other segment of the loan portfolio, discussed in more detail above under “—Our Business and Strategy.” As a percentage of average portfolio loans, net charge-offs were 0.46% and 0.07% for the years ended December 31, 2024 and December 31, 2023, respectively.
The following is the allocation of the ACL balance by segment as of December 31 for the years presented below:

	2024		2023
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$20,146	51.6%	$19,873	47.7%
Commercial & Industrial	2,791	6.4%	3,286	7.7%
Residential Mortgages	10,389	21.4%	10,879	22.5%
Other Consumer	682	0.8%	868	1.0%
Construction	11,297	12.8%	7,792	12.4%
Other	30,295	7.0%	54,354	8.7%
Balance End of Year	$75,600	100.0%	$97,052	100.0%
The ACL was $75.6 million, or 2.09%, of total portfolio loans at December 31, 2024 compared to $97.1 million, or 2.77%, of total portfolio loans at December 31, 2023.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes the credit quality ratios and their components as of December 31 for the years presented below:

(Dollars in Thousands)	2024	2023
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$75,600	$97,052
Total Portfolio Loans	3,624,826	3,505,910
Allowance for Credit Losses to Total Portfolio Loans	2.09%	2.77%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$259,349	$309,535
Total Portfolio Loans	3,624,826	3,505,910
Nonperforming Loans to Total Portfolio Loans	7.15%	8.83%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$75,600	$97,052
Nonperforming Loans	259,349	309,535
Allowance for Credit Losses to Nonperforming Loans	29.15%	31.35%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs	$16,413	$2,300
Average Total Portfolio Loans	3,560,297	3,324,757
Net Charge-offs to Average Portfolio Loans	0.46%	0.07%
The (recovery) provision for credit losses, which includes a (recovery) provision for losses on loans and a (recovery) provision on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The (recovery) provision for credit losses decreased $10.5 million to a recovery of $5.0 million for the year ended December 31, 2024 when compared to the same period in 2023. The decrease in the (recovery) provision for credit losses primarily related to updated analysis of the individually evaluated loans and $6.6 million of Other segment specific reserves released in connection with $49.9 million of curtailment payments made by the Bank’s largest nonperforming credit relationship, offset by loan growth in 2024.
The (recovery) provision for unfunded commitments decreased $0.9 million for the year ended December 31, 2024 compared to the same period in 2023. The decrease was due to decreased commitments in construction loans in 2024. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans and pressure on the reserve rates. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain CRE loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
At December 31, 2024 nonperforming loans (“NPLs”) decreased $50.2 million at December 31, 2024 since December 31, 2023. NPLs as a percentage of total portfolio loans were 7.15% and 8.83% as of December 31, 2024 and December 31, 2023, respectively.
Refer to Note 6, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our ACL.
Deposits
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

	2024		2023
(Dollars in Thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest-Bearing Demand	$644,231	—	$680,889	—
Interest-Bearing Demand	583,735	1.54%	483,048	0.56%
Money Market	511,342	3.03%	448,324	1.98%
Savings	399,748	0.14%	544,938	0.11%
Certificate of Deposits	1,782,573	3.95%	1,428,646	2.83%
Total Interest-Bearing Deposits	3,277,398	2.91%	2,904,956	1.81%
Total Average Deposits	$3,921,629	2.43%	$3,585,845	1.47%
For the year ended December 31, 2024, total average deposits increased $335.8 million, which included increases in average CDs of $353.9 million, or 24.8%, average interest-bearing deposits of $100.7 million, or 20.8% and average money market accounts of $63.0 million, or 14.1%, offset by decreases in average savings accounts of $145.2 million, or 26.6% and in average noninterest-bearing demand deposits of $36.6 million, or 5.4%. The decreases in average savings and noninterest-bearing demand deposits was primarily due customers preferences shifting to higher-yielding deposit products as short-term interest rates increased.
The following table presents additional information about our year-end deposits:

(Dollars in Thousands)	2024	2023
Deposits from the Certificate of Deposit Account Registry Services ("CDARS")	$—	$—
Noninterest-Bearing Public Funds Deposits	55,385	51,506
Interest-Bearing Public Funds Deposits	125,342	127,100
Total Deposits not Covered by Deposit Insurance[1]	762,937	647,154
Certificates of Deposits not Covered by Deposit Insurance	297,938	304,968
Deposits for Certain Directors, Executive Officers and their Affiliates	2,305	1,799
1These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more, excluding brokered deposits, not covered by deposit insurance at December 31, 2024 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$147,310	49.5%
Over Three Months Through Twelve Months	127,032	42.6%
Over Twelve Months Through Three Years	22,165	7.4%
Over Three Years	1,431	0.5%
Total	$297,938	100.0%
Refer to Note 12, Deposits, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our deposits.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
FHLB Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at December 31 are summarized in the table below:

(Dollars in Thousands)	2024	2023	2022
Balance at Period End
Federal Home Loan Bank Borrowings	$70,000	$393,400	$180,550
Federal Funds Purchased	—	—	17,870
Average Balance during the Period
Federal Home Loan Bank Borrowings	$222,719	$402,675	$29,849
Federal Funds Purchased	—	7,023	5,711
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	5.11%	5.17%	3.90%
Federal Funds Purchased	—%	5.24%	3.29%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$403,000	$525,135	$180,550
Federal Funds Purchased	—	46,965	23,020
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	4.02%	5.20%	4.48%
Federal Funds Purchased	—%	—%	4.65%
Borrowings are an additional source of liquidity for the Company. FHLB borrowings decreased $323.4 million to $70.0 million at December 31, 2024 and were $393.4 million at December 31, 2023 primarily due to deposit growth, coupled with $126.1 million of new brokered CDs during the year ended December 31, 2024. The Company used liquidity provided by deposit growth to reduce outstanding short-term FHLB borrowings during the year ended December 31, 2024. The Company had no overnight federal funds purchased at December 31, 2024 or at December 31, 2023. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
The Company held FHLB of Atlanta stock of $6.5 million and $21.6 million at December 31, 2024 and December 31, 2023, respectively. The decrease in FHLB stock was due to a lower required level of stock holdings due to a lower level of FHLB borrowings. Dividends recorded on restricted stock were $1.0 million for the year ended December 31, 2024 compared to $1.5 million for the year ended December 31, 2023. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 13, Federal Home Loan Bank Borrowings and Federal Funds Purchased, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information related to our borrowings.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Capital Resources
The following table summarizes ratios for the Company and the Bank at December 31:

	2024	2023
Leverage Ratio
Carter Bankshares, Inc.	9.56%	9.48%
Carter Bank and Trust	9.42%	9.41%
Common Equity Tier 1
Carter Bankshares, Inc.	10.88%	11.08%
Carter Bank and Trust	10.72%	10.99%
Tier 1 Ratio
Carter Bankshares, Inc.	10.88%	11.08%
Carter Bank and Trust	10.72%	10.99%
Total Risk-Based Capital Ratio
Carter Bankshares, Inc.	12.13%	12.34%
Carter Bank and Trust	11.98%	12.25%
Total capital of $384.3 million at December 31, 2024, reflects an increase of $33.1 million compared to December 31, 2023. The increase in total capital from December 31, 2023 is primarily due to net income of $24.5 million, an increase of $6.9 million in other comprehensive income due to positive changes in fair value of investment securities, as well as an increase of $1.7 million related to restricted stock activity all during the year ended December 31, 2024.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
At December 31, 2024, the Company continues to maintain its capital position with a leverage ratio of 9.56% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 10.88% compared to the regulatory guideline of 6.50% to be well-capitalized. Our risk-based Tier 1 and Total Capital ratios were 10.88% and 12.13%, respectively, which places the Company above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
Contractual Obligations
In the normal course of business, we have entered into contractual obligations that represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payments. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Refer to the accompanying Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for the expected timing of such payments as of December 31, 2024. These include payments related to (i) operating and finance leases referenced in Note 8, Right-of-Use (“ROU”) Assets and Lease Liabilities, (ii) time deposits with stated maturity dates in Note 12 – Deposits, (iii) Federal Home Loan Borrowings in Note 13, Federal Home Loan Bank Borrowings and Federal Funds Purchased, and (iv) commitments to extend credit, standby letters of credit and purchase obligations in Note 18, Commitments and Contingencies in Item 8 of this Annual Report on Form 10-K. Purchase obligations primarily represent obligations under agreement with our third-party data processing provider.
Off-Balance Sheet Arrangements
In the normal course of business, the Company offers our customers lines of credit and letters of credit to meet their financing objectives. The undrawn or unfunded portion of these facilities do not represent outstanding balances and therefore are not reflected in our financial statements as loans receivable. The Company provides lines of credit to our clients to memorialize the commitment to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represent $445.3 million, or 53.4% and $452.2 million, or 64.4% of the commitments to extend credit identified in the table below at December 31, 2024 and December 31, 2023, respectively. The Company provides letters of credit, generally, for the benefit of our customers to provide assurance to various municipalities that construction projects will be completed according to approved plans and specifications. These instruments involve elements of credit and interest rate risk and our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, could be equal to the contractual amount of the obligation less the value of any collateral. The Company analyzes this risk and calculates a reserve for unfunded commitments. The same credit policies are applied in granting these facilities as those used for underwriting loans. Lines of credit to finance construction projects include a construction end date, at which time the loan is expected to convert to a mini-perm loan. A department independent of our lending group monitors construction commitments of $1.0 million or greater and/or based on management’s discretion. Lines of credit to operating companies to finance working capital include a maturity date and may include various financial covenants. Letters of credit include an expiration date unless it is a standby letter of credit which automatically renews but generally provide for a termination clause on an annual basis given sufficient notice to the beneficiary. The Company typically charges an annual fee for the issuance of letters of credit. Because letters of credit are expected to expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company.
The following table sets forth the commitments and letters of credit as of December 31:

(Dollars in Thousands)	2024	2023
Commitments to Extend Credit	$833,594	$702,301
Standby Letters of Credit	16,657	19,643
Total	$850,251	$721,944
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any potential funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximating $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $735.3 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $30.0 million, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional CD market, and the brokered deposit market. The Company did not have outstanding borrowings on these fed funds lines as of December 31, 2024. In addition to the above funding resources, the Company also has $418.3 million of unpledged available-for-sale investment securities, at fair value, as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our secured and unsecured lines of credit with correspondent banks. As of December 31, 2024, approximately 81.6% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity and will use other borrowing means or other liquidity and funding strategies sources to fund its liquidity needs as needed. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio due to developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets or assets that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At December 31, 2024, the Bank had $509.9 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $91.6 million and $418.3 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 10.9% at December 31, 2024. Total available liquidity to uninsured deposits was 182.6% at December 31, 2024.
If an extended recession, or significant industry or market volatility, caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides detail of liquidity sources as of December 31:

(Dollars in Thousands)	2024	2023
Cash and Due From Banks, including Interest-bearing Deposits	$131,171	$54,529
Unpledged Investment Securities	418,350	563,537
Excess Pledged Securities	33,022	61,774
FHLB Borrowing Availability	735,294	480,266
Collateralized Lines of Credit	45,000	—
Unsecured Lines of Credit Availability	30,000	50,000
Total Liquidity Sources	$1,392,837	$1,210,106
The following table provides total liquidity sources and ratios as of December 31:

(Dollars in Thousands)	2024	2023
Total Liquidity Sources	$1,392,837	$1,210,106
Highly Liquid Assets[1] to Total Assets	10.9%	12.8%
Highly Liquid Assets[1] to Uninsured Deposits	66.8%	89.4%
Total Available Liquidity to Uninsured Deposits	182.6%	187.0%
1 Highly liquid assets consist of $91.6 million in Federal Reserve Board excess reserves and interest-bearing deposits in other financial institutions and $418.3 million in unpledged securities.
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
Stock Repurchase Plan
The Company repurchased 1,132,232 shares of its common stock at a total cost of $16.4 million, or an average price of $14.50 per share during the year ended December 31, 2023. On March 29, 2023, the Company's Board of Directors authorized a new share repurchase program (the “2023 Program”) which took effect starting May 1, 2023, after the expiration of the previous repurchase program (the “2022 Program”), which was originally authorized through August 1, 2023, but was fully exhausted as of March 10, 2023. The Board of Directors authorized the repurchase of 1,000,000 shares of common stock under the 2023 Program and on August 31, 2023 reached the maximum number of shares that could be purchased under the 2023 Program. The Company’s Board of Directors has not authorized a new repurchase program as of December 31, 2024.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is defined as the degree to which changes in interest rates, foreign exchange rates, commodity prices, or equity prices can adversely affect a financial institution’s earnings or capital. For financial institutions, market risk arises primarily from interest rate risk inherent in lending, investment, and deposit-taking activities. Interest rate risk can arise from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time, depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve, where interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and Secured Overnight Financing Rate (“SOFR”) (basis risk).
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
The ALCO also uses different interest rate scenarios and shifts in yield curve shapes to measure the sensitivity of earnings to various interest rate environments. Interest rates on unique asset and liability accounts move differently when the short-term market rate changes. These differences are reflected in the different rate scenarios utilized by the ALM. For earning simulations, our policy guidelines limit the change in net interest income over a 12-month and 24-month horizon using rate shocks of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s recent action taken at their last three scheduled meetings of 2024 to reduce the Fed Funds Target Rate range by an aggregate of 100 bps from 5.25% - 5.50% to 4.25% - 4.50% coupled with current rate forecasts that imply that the FOMC is unlikely to increase the Fed Funds Target Rate during 2025, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (continued)
The following tables reflect the earnings simulation results for the periods presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	December 31, 2024	December 31, 2023
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	1.9%	(1.1)%
100	1.1%	(0.3)%
-100	2.1%	2.4%
-200	4.6%	4.4%
-300	6.8%	5.6%
-400	6.6%	6.7%
The results from the earnings simulation imply that the Company’s balance sheet is slightly liability sensitive balance sheet at December 31, 2024 and December 31, 2023. The above table indicates that, in a rising interest rate environment, the Company is positioned to have a small increase in net interest income for the same asset and liability mix due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. However, in a declining interest rate environment, the Company is positioned to have a slightly more advantageous increase in net interest income for the same reasons discussed above. The liability sensitive position at December 31, 2024 is due to a variety of factors which include 1) higher than market rate unfunded loan commitments that were originated during 2024 with fixed rates that are assumed to draw down, or convert to funded loan balances during the next twelve months, 2) shortening maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns in response to the recent inverted yield curve, and 3) more aggressive non maturing deposit betas utilized in a rates down environment versus a rates up environment based on bank specific non maturing deposit rate beta assumptions observed during the most recent rate cycle.
Economic Value of Equity Modeling
Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. The ALM calculates the economic value of equity based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value of equity over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The Company uses the same assumptions in the economic value of equity simulation model as in the earnings simulation model. The economic value of equity simulation model uses instantaneous rate shocks to the balance sheet. For economic value of equity simulation, our policy guidelines limit the change in economic value of equity given changes in rates of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s recent action taken at their last three scheduled meetings of 2024 to reduce the Fed Funds Target Rate range by 100 bps from 5.25% - 5.50% to 4.25% - 4.50% coupled with current rate forecasts that imply that the FOMC is unlikely to increase the Fed Funds Target Rate during 2025, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.
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

	December 31, 2024	December 31, 2023
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(8.3) %	(4.7) %
100	(3.3) %	(1.8) %
-100	2.4%	0.9%
-200	3.8%	0.5%
-300	2.9%	(2.7) %
-400	(1.9) %	(10.9) %

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

Consolidated Balance Sheets	71

Consolidated Statements of Income	72

Consolidated Statements of Comprehensive Income (Loss)	73

Consolidated Statements of Changes in Shareholders’ Equity	74

Consolidated Statements of Cash Flows	75

Notes to Consolidated Financial Statements	77

Report of Crowe LLP, Independent Registered Public Accounting Firm (PCAOB ID 173), on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	125

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	December 31, 2024	December 31, 2023
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $91,563 at December 31, 2024 and $14,853 at December 31, 2023	$131,171	$54,529
Securities Available-for-Sale, at Fair Value (amortized cost of $800,741 and $870,546, respectively)	718,400	779,003
Equity Securities	10,041	—
Portfolio Loans	3,624,826	3,505,910
Allowance for Credit Losses	(75,600)	(97,052)
Portfolio Loans, net	3,549,226	3,408,858

Bank Premises and Equipment, net	74,329	73,707
Other Real Estate Owned, net	659	2,463
Federal Home Loan Bank Stock, at Cost	6,487	21,626
Bank Owned Life Insurance	59,588	58,115
Other Assets	109,288	114,238
Total Assets	$4,659,189	$4,512,539

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$634,436	$685,218
Interest-Bearing Demand	726,947	481,506
Money Market	512,162	513,664
Savings	355,506	454,876
Certificates of Deposit	1,924,370	1,586,651
Total Deposits	4,153,421	3,721,915
Federal Home Loan Bank Borrowings	70,000	393,400
Reserve for Unfunded Loan Commitments	3,186	3,193
Other Liabilities	48,269	42,788
Total Liabilities	4,274,876	4,161,296

Commitment and Contingencies - see NOTE 18.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 23,069,175 shares at December 31, 2024, and 22,956,304 shares at December 31, 2023	23,069	22,957
Additional Paid-in Capital	92,159	90,642
Retained Earnings	333,606	309,083
Accumulated Other Comprehensive Loss	(64,521)	(71,439)
Total Shareholders’ Equity	384,313	351,243
Total Liabilities and Shareholders’ Equity	$4,659,189	$4,512,539
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in Thousands Except per Share Data)	2024	2023	2022
INTEREST INCOME
Loans, including fees
Taxable	$186,001	$159,317	$135,055
Non-Taxable	2,648	3,143	3,609
Investment Securities
Taxable	29,510	30,804	20,330
Non-Taxable	269	634	693
Federal Reserve Bank Excess Reserves	2,204	1,002	312
Interest on Bank Deposits	85	64	29
Dividend Income	1,012	1,456	154
Total Interest Income	221,729	196,420	160,182
Interest Expense
Interest Expense on Deposits	95,431	52,628	18,616
Interest Expense on Federal Funds Purchased	—	368	188
Interest on Other Borrowings	11,841	21,114	1,450
Total Interest Expense	107,272	74,110	20,254
NET INTEREST INCOME	114,457	122,310	139,928
(Recovery) Provision for Credit Losses	(5,039)	5,500	2,419
(Recovery) Provision for Unfunded Commitments	(7)	901	509
Net Interest Income After (Recovery) Provision for Credit Losses	119,503	115,909	137,000
NONINTEREST INCOME
Gains (Losses) on Sales of Securities, net	68	(1,521)	46
Service Charges, Commissions and Fees	7,393	7,155	7,168
Debit Card Interchange Fees	7,843	7,828	7,427
Insurance Commissions	3,685	1,945	1,961
Bank Owned Life Insurance Income	1,473	1,381	1,357
Commercial Loan Swap Fee Income	—	139	774
Other	906	1,351	2,985
Total Noninterest Income	21,368	18,278	21,718
NONINTEREST EXPENSE
Salaries and Employee Benefits	57,908	55,856	52,399
Occupancy Expense, net	15,608	14,028	13,527
FDIC Insurance Expense	6,200	4,904	2,015
Other Taxes	3,559	3,292	3,319
Advertising Expense	2,540	1,693	1,434
Telephone Expense	1,393	1,842	1,781
Professional and Legal Fees	5,675	6,210	5,818
Data Processing	4,919	3,920	4,051
Debit Card Expense	3,423	2,875	2,750
Tax Credit Amortization	—	—	621
Other	8,777	10,846	9,286
Total Noninterest Expense	110,002	105,466	97,001
Income Before Income Taxes	30,869	28,721	61,717
Income Tax Provision	6,346	5,337	11,599
Net Income	$24,523	$23,384	$50,118
Earnings per Common Share:
Basic Earnings per Common Share	$1.06	$1.00	$2.03
Diluted Earnings per Common Share	$1.06	$1.00	$2.03
Average Shares Outstanding-Basic	22,817,149	23,240,543	24,595,789
Average Shares Outstanding-Diluted	22,817,149	23,240,543	24,595,789
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(Dollars in Thousands)	2024	2023	2022
Net Income	$24,523	$23,384	$50,118
Other Comprehensive Income (Loss):
Net Unrealized Gains (Losses) on Securities Available-for-Sale:
Net Unrealized Gains (Losses) Arising during the Period	9,270	16,370	(111,542)
Reclassification Adjustment for (Gains) Losses included in Net Income	(68)	1,521	(46)
Tax Effect	(2,284)	(3,714)	24,270
Net Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)	6,918	14,177	(87,318)
Other Comprehensive Income (Loss):	6,918	14,177	(87,318)
Comprehensive Income (Loss)	$31,441	$37,561	$(37,200)
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance January 1, 2022	$26,431	$143,988	$235,475	$1,702	$407,596
Net Income	—	—	50,118	—	50,118
Other Comprehensive Loss, Net of Tax	—	—	—	(87,318)	(87,318)
Repurchase of Common Stock (2,587,361 shares)	(2,587)	(40,340)	—	—	(42,927)
Forfeiture of Restricted Stock (14,141 shares)	(14)	(142)	—	—	(156)
Issuance of Restricted Stock (127,355 shares)	127	(127)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,314	—	—	1,314
Balance December 31, 2022	$23,957	$104,693	$285,593	$(85,616)	$328,627
Cumulative Effect of the Adoption of ASU 2023-02	—	—	106	—	106
Balance at January 1, 2023	23,957	104,693	285,699	(85,616)	328,733
Net Income	—	—	23,384	—	23,384
Other Comprehensive Income, Net of Tax	—	—	—	14,177	14,177
1% Excise Tax on Stock Buybacks	—	(153)	—	—	(153)
Repurchase of Common Stock (1,132,232 shares)	(1,132)	(15,284)	—	—	(16,416)
Forfeiture of Restricted Stock (5,333 shares)	(5)	(38)	—	—	(43)
Issuance of Restricted Stock (137,097 shares)	137	(137)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,561	—	—	1,561
Balance December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
Net Income	—	—	24,523	—	24,523
Other Comprehensive Income, Net of Tax	—	—	—	6,918	6,918
Forfeiture of Restricted Stock (15,244 shares)	(16)	(107)	—	—	(123)
Issuance of Restricted Stock (128,115 shares)	128	(128)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,752	—	—	1,752
Balance December 31, 2024	$23,069	$92,159	$333,606	$(64,521)	$384,313
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$24,523	$23,384	$50,118
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
(Recovery) Provision for Credit Losses, including (Recovery) Provision for Unfunded Commitments	(5,046)	6,401	2,928
Origination of Loans Held-for-Sale	(8,953)	(6,758)	(8,047)
Proceeds From Loans Held-for-Sale	9,091	6,867	10,184
Depreciation/Amortization of Bank Premises and Equipment	7,055	6,248	6,063
Provision for Deferred Taxes	2,689	368	3,630
Net Amortization of Securities	3,592	6,354	5,749
Tax Credit Amortization	517	2,101	621
Gains on Sales of Loans Held-for-Sale	(138)	(109)	(396)
(Gains) Losses on Sales of Securities, net	(68)	1,521	(46)
Unrealized Gain on Equity Securities	(41)	—	—
Commercial Loan Swap Derivative Loss (Income)	12	219	(605)
Increase in the Value of Life Insurance Contracts	(1,473)	(1,381)	(1,357)
Balance Sheet Hedge Fair Value Adjustment	125	—	—
Recognition of Restricted Stock Compensation Expense	1,752	1,561	1,314
Decrease (Increase) in Other Assets	1,614	(3,849)	(2,914)
Increase in Other Liabilities	1,687	3,803	3,549
Net Cash Provided By Operating Activities	36,938	46,730	70,791
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	17,953	43,323	19,777
Proceeds from Maturities, Redemptions, and Pay-downs	63,454	48,901	84,693
Purchases	(15,126)	(24,938)	(135,634)
Purchase of Equity Securities	(10,000)	—	—
Purchase of Bank Premises and Equipment, Net	(8,133)	(9,798)	(5,890)
Proceeds from Sales of Bank Premises and Equipment, net	—	—	408
Redemption (Purchase) of Federal Home Loan Bank Stock, net	15,139	(11,886)	(7,388)
Loan Originations, net	(135,888)	(359,407)	(342,877)
Proceeds from Sales and Payments of Other Real Estate Owned	4,199	6,794	4,840
Net Cash Used In Investing Activities	(68,402)	(307,011)	(382,071)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	93,787	(235,748)	14,649
Increase (Decrease) in Certificates of Deposits	337,719	325,125	(82,792)
Proceeds from Federal Home Loan Bank Borrowings	1,870,000	3,441,685	300,550
Repayments on Federal Home Loan Bank Borrowings	(2,193,400)	(3,228,835)	(127,000)
(Repayments) Proceeds from Federal Funds Purchased, net	—	(17,870)	17,870
Repurchase of Common Stock	—	(16,416)	(42,927)
Net Cash Provided By Financing Activities	108,106	267,941	80,350
Net Increase (Decrease) in Cash and Cash Equivalents	76,642	7,660	(230,930)
Cash and Cash Equivalents at Beginning of Period	54,529	46,869	277,799
Cash and Cash Equivalents at End of Period	$131,171	$54,529	$46,869
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,
(Dollars in Thousands)	2024	2023	2022
SUPPLEMENTARY DATA
Cash Interest Paid	$106,342	$69,116	$19,338
Cash Paid for Income Taxes	478	5,718	5,793
Transfer from Loans to Other Real Estate Owned	1,181	110	74
Transfer from Fixed Assets to Other Real Estate Owned	348	1,854	2,675
Right-of-use Asset Recorded in Exchange for Lease Liabilities	2,995	1,464	3,391
Stock Repurchase Excise Tax Settled in Subsequent Period	—	(153)	—
Loans Transferred to Held-for-Sale	—	—	1,513
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
Our market coverage is primarily in Virginia and North Carolina, including Fredericksburg, Charlottesville, Lynchburg, Roanoke, Blacksburg, Martinsville, and Danville in Virginia, and Greensboro, Charlotte, Raleigh and Mooresville in North Carolina. The Company provides a full range of financial services with retail and commercial banking products and insurance.
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
Securities: The Company classifies securities into either the held-to-maturity or available-for-sale categories at the time of purchase. All securities were classified as available-for-sale at December 31, 2024 and December 31, 2023. Securities classified

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
as available-for-sale include securities which can be sold for liquidity, investment management, or similar reasons even if there is not a present intention of such a sale. Available-for-sale securities are reported at fair value, with unrealized gains (losses), net of tax included in accumulated other comprehensive loss, net of applicable taxes.
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
When an impairment occurs, the amount of impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet with a corresponding adjustment to (recovery) provision for credit losses in the Consolidated Statements of Income. Both the allowance and the adjustment to net income can be reversed if conditions change.
Equity Securities: Equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low and moderate income borrowers and renters, including those in Majority Minority Census Tracts. The Company’s investment in the mutual fund is eligible for investment credit under the Community Reinvestment Act. Equity securities are carried at fair value, with changes in fair value reported within other noninterest income in the Consolidated Statements of Income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment.
Loans Held-for-Sale: Loans held-for-sale arise primarily from two sources. First, we purchase mortgage loans on a short-term basis from a partner financial institution that have fully executed sales contracts to end investors. Second, we originate and close mortgages with fully executed contracts with investors to purchase shortly after closing. We then hold these mortgage loans from both sources until funded by the investor, typically a two-week period. Gains and losses on sales of mortgage loans held-for-sale are determined using the specific identification method and are included in other noninterest income in the Consolidated Statements of Income.
From time to time, certain loans are transferred from the loan portfolio to loans held-for-sale, which are carried at the lower of cost or fair value. If a loan is transferred from the loan portfolio to the held-for-sale category, any write-down in the carrying amount of the loan at the date of transfer is recorded as a charge-off against the ACL. Subsequent declines in fair value are recognized as a charge to noninterest income. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Gains and losses on sales of loans held-for-sale are included in other noninterest income in the Consolidated Statements of Income.
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
Allowance for Credit Losses: The allowance for credit losses (“ACL”) represents management’s estimate of expected credit losses over the life of the loan portfolio. The ACL includes an estimate of credit losses for pooled loans utilizing a Discounted Cash Flow (“DCF”) method. Reserves for pooled loans are estimated by calculating the amount by which the outstanding principal balance exceeds the current estimate of the present value of future cash flows discounted at the loan’s original effective interest rate. The ACL also includes an estimate of credit losses related to loans that are individually evaluated, known as Individually Evaluated Loans, or IELs. Generally, an IEL reserve is calculated as the excess of the loan's current outstanding principal balance, or general ledger balance if the loan is non-accrual, compared to the estimated fair value of the related collateral, less cost to sell, if any.
Management reserves the right to utilize alternative methods for IELs. Our CECL model introduced a modified discounted cash flow methodology based on expected cash flow changes in the future for the Other segment. A population of the Other segment was not impaired under the probable incurred loss model and therefore not subject to a collateral dependent specific reserve analysis. For the population of the Other segment that was impaired under the incurred loss model, based on collateral values, the specific reserves totaled zero.
The CECL model estimates default probabilities driven by economic metrics identified below that form the basis of the prepayment speeds and prepayment timing estimated in the DCF method. The CECL model also estimates losses based on these default. The product of the probability of default and losses given default is the estimated expected loss.
For more details, see Note 6 - Allowance for Credit Losses, in Item 8 of this Annual Report on Form 10-K.
Allowance for Credit Losses Policy
The Company’s methodology for estimating the ACL includes:
Segmentation. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.
Specific Analysis. A specific reserve analysis is applied to certain individually evaluated loans (IELs). These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable and confirmed. Individually evaluated loans not specifically analyzed receive a quantitative and qualitative analysis, as described below.
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
“Other” Segmented Pool
CECL provides for the flexibility to model loans differently compared to the prior model. With the adoption of CECL management elected to evaluate certain loans based on shared but unique risk attributes. The loans included in the Other segment of the model were underwritten and approved based on standards that are inconsistent with our current underwriting standards. As these loans are not collateral dependent, management elected to use a modified DCF method. The modifications to DCF include assumptions with respect to the timing of cash flows and the utilization of a discount rate reflective of the inherent risk of the loans in the Other segment. A substantial change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively makes adjustments as needed. The analysis applied to this pool resulted in an allowance of $51.3 million at adoption on January 1, 2021 and is disclosed in the Other segment line item.
Charge-off Policy
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
Concentration of Credit Risk: The majority of the Company's loans, commitments and lines of credit have been granted to customers in the Company's market area. The concentrations of credit by loan classification are set forth in Note 5 - Loans, in the Notes to the Consolidated Financial Statements.
Advertising Costs: We expense all marketing-related costs, including advertising costs, as incurred. Advertising expense was $2.5 million, $1.7 million, and $1.4 million for the years ended 2024, 2023, and 2022, respectively.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain executive officers and associates. We receive the cash surrender value of each policy upon its termination or benefits are payable to us upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of Income.
Bank Premises and Equipment: Bank premises and equipment acquired are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful life of the assets by the straight-line method. Land is carried at cost. Costs of maintenance or repairs are charged to expense as incurred and improvements are capitalized. Upon retirement or disposal of an asset, the asset and related allowance account are eliminated. Any gain or loss on such transactions is included in current operations. Depreciation expense is included under occupancy expense, net in the Consolidated Statements of Income totaling $7.1 million in 2024, $6.2 million in 2023, and $6.1 million in 2022. The estimated useful life for bank premises ranges from 5 to 40 years and equipment depreciates over a 3 to 10-year period.

Land and Land Improvements	Non-depreciating assets
Buildings	25 years	-	40 years
Furniture and Fixtures	5 years
Computer Equipment and Software	5 years or term of license
Other Equipment	5 years
Vehicles	5 years
Leasehold Improvements
Lesser of estimated useful life of the asset (generally 15 years unless established otherwise) or the remaining term of the lease, including renewal options in the lease that are reasonably assured of exercise

Leases: Operating and finance leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in other assets and other liabilities, respectively. Operating and finance lease ROU assets represent the right to use an underlying asset during the lease term and operating and finance lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded primarily in occupancy, net in the Consolidated Statements of Income. Finance lease expense is comprised of interest expense and amortization of the ROU asset, which are recorded in interest on other borrowings and other expense, respectively, in the Consolidated Statements of Income.
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
Earnings per Common Share: Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding less average participating shares during the period. All outstanding unvested restricted stock awards are considered participating shares for the earnings per common share calculation. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
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
Income Taxes: Income tax provision is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities including change in valuation allowance. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income tax provision in the Consolidated Statements of Income.
The Company is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved new market and historic rehabilitation projects. During 2023, the Company adopted the proportional amortization method of accounting for all qualifying equity investments within these limited partnerships. These investments are included in other assets on the Consolidated Balance Sheets. These partnership investments generate a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time. The investments are accounted for under the equity method, with the expense included within income tax provision on the Consolidated Statements of Income. All of the Company's tax credit investments are evaluated for impairment at the end of each reporting period.
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
Retirement Benefits: The Company has established an employee benefit plan as described in Note 14 - Employee Benefit Plans to the Consolidated Financial Statements. The Company does not provide any other post-retirement benefits.
Allowance for Unfunded Commitments: In the normal course of business, we offer off-balance sheet credit arrangements to enable our customers to meet their financing objectives. These instruments involve, to varying degrees, elements of credit and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
interest rate risk in excess of the amount recognized in the financial statements. Our exposure to credit loss, in the event the customer does not satisfy the terms of the agreement, equals the contractual amount of the obligation less the value of any collateral. We apply the same credit policies in making commitments and standby and performance letters of credit that are used for the underwriting of loans to customers. Commitments generally have fixed expiration dates, annual renewals or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included on the Company’s Consolidated Balance Sheets.
Stock-Based Compensation: The Company has issued both restricted stock to executive officers, associates and non-associate directors and performance based stock units to its executive officers. Compensation expense for restricted stock awards is based on the fair value of these awards at the date of the grant prior to September 1, 2023. Beginning September 1, 2023 the Company utilizes a trading 90-day look back period to estimate the average stock price to resolve issues of rapid stock price fluctuations.
Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company recognizes forfeitures as they occur.
For the performance stock units (“PSUs”), management evaluates the criteria quarterly to determine the probability of the performance goals being met and recognizes compensation based upon the evaluation. The PSUs vest on the third anniversary of the grant date and any vested performance units will be paid in shares of the Company's common stock.
Loss Contingencies: As disclosed in Note 18 - Commitments and Contingencies to the Consolidated Financial Statements, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, and the disclosure set forth in Note 18 relating to certain legal matters is incorporated by reference.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of December 31, 2024, Level 1 fair values are available for each of the Company’s equity securities.
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
The Company also uses pay-fixed/receive-floating interest rate swaps (the “Pay-Fixed Swap Agreements”). The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in the amortizing single family mortgages and CRE loans. These fair value hedges were utilized to convert the hedged loans from a fixed rate to a synthetic floating Secured Overnight Financing Rate (“SOFR”). As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for in net interest income. The fair value of the remaining hedge is recorded in either other assets or in other liabilities depending on the position of the hedge, and the offset is recorded in loans. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The remaining hedge was determined to be effective during all periods presented and the Company expects them to remain effective during the remaining terms.
The Company also enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans to be held-for-sale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At December 31, 2024 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Recent Accounting Pronouncements and Developments
Newly Adopted Pronouncements in 2024
On November 27, 2023, the FASB issued ASU 2023-07. Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which changes disclosures relating to reportable segments. The ASU expands the disclosure requirements relating to reportable segments, including requiring entities to disclose information about a reportable segment’s significant expenses, among other changes. The ASU does not change how an entity identifies reportable segments or the accounting for segments. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company has one reporting segment therefore, will not impact our Consolidated Financial Statements; however, this ASU requires disclosure of the title and position of the chief operating decision maker and an explanation of how resources are allocated. The adoption of this ASU 2023-07 was effective for the Company on December 31, 2024 and did not have an impact to our Consolidated Financial Statements, See Note 22 - Segment Reporting to our Consolidated Financial Statements.
On June 30, 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s). For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this ASU was effective for the Company on March 31, 2024, but was first applied on June 30, 2024, concurrent with the purchase of equity securities, and did not have a significant impact to our Consolidated Financial Statements.
Accounting Statements Issued but Not Yet Adopted
Accounting Standards Update 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” (“ASU 2024-04”) clarifies wither the settlement of convertible debt, including debt containing cash conversion features at terms that are different from the terms included in the existing debt instrument, should be accounted for as an induced conversion or a debt extinguishment. Updates permit an entity to apply the new guidance on either a prospective or a retrospective basis. ASU 2024-04 is effective for public business entities January 1, 2026 and is not expected to have a significant impact on the Company’s financial statements.
In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). ASU 2024-03 requires public entities to provide disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will update its expense disclosures upon adoption.

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Years ended December 31,
(Dollars in Thousands, except share and per share data)	2024	2023	2022
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$24,523	$23,384	$50,118
Less: Income allocated to participating shares	248	197	295
Net Income Allocated to Common Shareholders - Basic & Diluted	$24,275	$23,187	$49,823

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,050,444	23,438,413	24,741,454
Less: Average Participating Securities	233,295	197,870	145,665
Weighted Average Common Shares Outstanding - Basic & Diluted	22,817,149	23,240,543	24,595,789

Earnings per Common Share – Basic	$1.06	$1.00	$2.03
Earnings per Common Share – Diluted	$1.06	$1.00	$2.03

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the FRB imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the FRB. The Company had no required reserves for 2024, 2023 and 2022.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 4 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2024
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$27,634	$36	$(720)	$26,950
Residential Mortgage-Backed Securities	106,593	3	(10,443)	96,153
Commercial Mortgage-Backed Securities	22,233	30	(676)	21,587
Other Commercial Mortgage-Backed Securities	24,064	—	(2,094)	21,970
Asset Backed Securities	127,978	14	(9,471)	118,521
Collateralized Mortgage Obligations	158,610	8	(10,030)	148,588
States and Political Subdivisions	262,879	—	(41,698)	221,181
Corporate Notes	70,750	—	(7,300)	63,450
Total	$800,741	$91	$(82,432)	$718,400

	December 31, 2023
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	44,185	398	(756)	43,827
Residential Mortgage-Backed Securities	110,726	—	(11,576)	99,150
Commercial Mortgage-Backed Securities	31,578	336	(751)	31,163
Other Commercial Mortgage-Backed Securities	24,522	—	(2,666)	21,856
Asset Backed Securities	150,832	—	(10,826)	140,006
Collateralized Mortgage Obligations	174,396	—	(12,863)	161,533
States and Political Subdivisions	263,557	—	(41,449)	222,108
Corporate Notes	70,750	—	(11,390)	59,360
Total	$870,546	$734	$(92,277)	$779,003
The Company did not have securities classified as held-to-maturity at December 31, 2024 or December 31, 2023.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(Dollars in Thousands)	2024	2023	2022
Proceeds from Sales of Securities Available-for-Sale	$17,953	$43,323	$19,777

Gross Realized Gains	$68	$129	$208
Gross Realized Losses	—	(1,650)	(162)
Net Realized Gains (Losses)	$68	$(1,521)	$46
Tax Impact	$14	$(319)	$10
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$35	$35
Due after One Year through Five Years	31,967	29,749
Due after Five Years through Ten Years	287,942	248,003
Due after Ten Years	41,319	33,794
Residential Mortgage-Backed Securities	106,593	96,153
Commercial Mortgage-Backed Securities	22,233	21,587
Other Commercial Mortgage-Backed Securities	24,064	21,970
Collateralized Mortgage Obligations	158,610	148,588
Asset Backed Securities	127,978	118,521
Total	$800,741	$718,400
At December 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $300.1 million at December 31, 2024 and $215.5 million at December 31, 2023.
Available-for-sale securities with unrealized losses at December 31, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	12	$6,574	$(60)	18	$14,558	$(660)	30	$21,132	$(720)
Residential Mortgage-Backed Securities	1	7	—	40	95,326	(10,443)	41	95,333	(10,443)
Commercial Mortgage-Backed Securities	10	2,743	(8)	42	13,780	(668)	52	16,523	(676)
Other Commercial Mortgage-Backed Securities	—	—	—	8	21,970	(2,094)	8	21,970	(2,094)
Asset Backed Securities	1	1,176	(5)	27	76,333	(9,466)	28	77,509	(9,471)
Collateralized Mortgage Obligations	2	2,339	(2)	74	132,902	(10,028)	76	135,241	(10,030)
States and Political Subdivisions	—	—	—	153	221,181	(41,698)	153	221,181	(41,698)
Corporate Notes	—	—	—	21	63,450	(7,300)	21	63,450	(7,300)
Total Debt Securities	26	$12,839	$(75)	383	$639,500	$(82,357)	409	$652,339	$(82,432)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Treasury Securities	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agency Securities	7	6,567	(67)	15	15,848	(689)	22	22,415	(756)
Residential Mortgage-Backed Securities	—	—	—	43	99,150	(11,576)	43	99,150	(11,576)
Commercial Mortgage-Backed Securities	3	1,073	(3)	50	18,692	(748)	53	19,765	(751)
Other Commercial Mortgage-Backed Securities	—	—	—	9	21,856	(2,666)	9	21,856	(2,666)
Asset Backed Securities	2	2,530	(84)	52	137,476	(10,742)	54	140,006	(10,826)
Collateralized Mortgage Obligations	—	—	—	85	161,533	(12,863)	85	161,533	(12,863)
States and Political Subdivisions	—	—	—	153	222,108	(41,449)	153	222,108	(41,449)
Corporate Notes	—	—	—	21	59,360	(11,390)	21	59,360	(11,390)
Total Debt Securities	12	$10,170	$(154)	428	$736,023	$(92,123)	440	$746,193	$(92,277)
The Company did not record an allowance for credit losses, (“ACL”), on its investment securities during the year ended December 31, 2024 or December 31, 2023 as the Company did not have any related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of December 31, 2024, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. It should be noted that we may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company determined the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through (recovery) provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the year ended December 31, 2024 and December 31, 2023, the Company had no credit related net investment impairment losses.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Equity Securities
During 2024, the Company purchased $10.0 million of equity securities. These securities are separately reported as “equity securities” on the Company’s Consolidated Balance Sheets. The equity securities consist of our investment in a market-rate, NASDAQ listed mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund mainly focuses on providing affordable housing to low-income and moderate-income borrowers and renters, including those in Majority Minority Census Tracts. The fund invests nationally, but individual bonds are designated to our bank that align with our current footprint. The Company’s investment in the mutual fund is eligible for investment credit under the Community Reinvestment Act.
During the year ended December 31, 2024, the Company recognized an unrealized fair value gain of $41.0 thousand on these equity securities. This unrealized fair value gain is recorded in Other Income on the Consolidated Statements of Income.
NOTE 5 – LOANS
The composition of the loan portfolio by dollar amount is shown in the table below:

	December 31,
(Dollars in Thousands)	2024	2023
Commercial
Commercial Real Estate	$1,869,831	$1,670,631
Commercial and Industrial	230,483	271,511
Total Commercial Loans	2,100,314	1,942,142
Consumer
Residential Mortgages	777,471	787,929
Other Consumer	28,908	34,277
Total Consumer Loans	806,379	822,206
Construction	462,930	436,349
Other	255,203	305,213
Total Loans	$3,624,826	$3,505,910
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
Deferred costs and fees included in the portfolio balances above were $8.8 million and $7.2 million at December 31, 2024 and December 31, 2023, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $104.1 thousand and $133.4 thousand at December 31, 2024 and December 31, 2023, respectively.
The Company had no loans held-for-sale as of December 31, 2024 and December 31, 2023, respectively.

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
The following table shows the amortized cost basis as of December 31, 2024 and December 31, 2023 for the loans restructured during the twelve months ended December 31, 2024 and December 31, 2023 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

	Restructured Loans			Restructured Loans
	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	1	$4,516	0.24%	—	$—	—%
Commercial and Industrial	1	1,053	0.46%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	2	$5,569	0.15%	—	$—	—%

Nonaccrual Restructured Loans
Commercial Real Estate	1	$419	0.02%	—	$—	—%
Commercial and Industrial	1	19	0.01%	—	—	—%
Residential Mortgages	1	2,053	0.26%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	10	251,982	98.74%	—	—	—%
Total Nonaccrual Restructured Loans	13	$254,473	7.02%	—	$—	—%
Total Restructured Loans	15	$260,042	7.17%	—	$—	—%
The Company had no loans that were restructured during the twelve months ended December 31, 2023.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the year ended December 31, 2024:

	Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Accruing Restructured Loans
Commercial Real Estate	$4,516	$—	$—
Commercial and Industrial	1,053	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	—	—	—
Total Accruing Restructured Loans	$5,569	$—	$—

Nonaccrual Restructured Loans
Commercial Real Estate	$419	$—	$—
Commercial and Industrial	19	—	—
Residential Mortgages	2,053	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	251,982	—	—
Total Nonaccrual Restructured Loans	$254,473	$—	$—
Total Restructured Loans	$260,042	$—	$—
The following table presents the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented.

	Twelve Months Ended December 31, 2024
(Dollars in Thousands)	Payment Delay	Accelerated Maturity Date/Modified Rate	Term Extension/Payment Delay	Term Extension/Payment Delay/Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$4,516	$—	$419	$—	$4,935	0.26%
Commercial and Industrial	1,053	—	19	—	1,072	0.47%
Residential Mortgages	—	2,053	—	—	2,053	0.26%
Other	—	—	—	251,982	251,982	98.74%
Total	$5,569	$2,053	$438	$251,982	$260,042	7.17%
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Twelve Months Ended December 31, 2024
(Dollars in Thousands)	Weighted-Average Payment Delay	Weighted-Average Accelerated Maturity Date	Weighted-Average Modified Rate	Weighted-Average Term Extension/Payment Delay	Weighted-Average Interest Rate Reduction
Commercial Real Estate	0.17 years	—	—%	4.91 years	—%
Commercial and Industrial	21.83 years	—	—%	8.03 years	—%
Residential Mortgages	—	19.26 years	4.63%	—	—%
Other	—	—	—%	2.60 years	0.67%
As of December 31, 2024 and December 31, 2023, the Bank had no commitments to lend any additional funds on restructured loans. As of December 31, 2024 and December 31, 2023 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
As of December 31, 2024 and December 31, 2023, the Company had $0.4 million and $2.0 million, respectively, of residential real estate in the process of foreclosure. We also had zero and $62 thousand in residential real estate included in OREO at December 31, 2024 and December 31, 2023, respectively.
Loans to principal officers, directors and their affiliates during 2024 were as follows:

(Dollars in Thousands)	2024
Beginning Balance	$2,433
Principal Additions	1,718
Repayments	(1,649)
Balance at End of Year	$2,502

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31:

	Risk Rating
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$184,228	$279,983	$424,195	$241,233	$131,479	$553,289	$45,906	$1,860,313
Special Mention	2,400	—	—	—	—	60	—	2,460
Substandard	—	—	6,182	109	—	615	152	7,058
Total Commercial Real Estate	$186,628	$279,983	$430,377	$241,342	$131,479	$553,964	$46,058	$1,869,831
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$1,130	$23,676	$14,268	$22,779	$19,702	$116,868	$28,989	$227,412
Special Mention	—	—	—	—	—	—	—	—
Substandard	19	—	666	1,026	33	—	1,327	3,071
Total Commercial and Industrial	$1,149	$23,676	$14,934	$23,805	$19,735	$116,868	$30,316	$230,483
YTD Gross Charge-offs	—	—	—	21	18	1	—	40

Residential Mortgages
Pass	$28,491	$67,171	$251,772	$182,510	$68,182	$121,121	$53,267	$772,514
Special Mention	—	—	—	—	—	92	—	92
Substandard	—	—	527	—	2,053	1,597	688	4,865
Total Residential Mortgages	$28,491	$67,171	$252,299	$182,510	$70,235	$122,810	$53,955	$777,471
YTD Gross Charge-offs	—	1	—	—	—	31	—	32

Other Consumer
Pass	$17,896	$5,042	$2,456	$905	$2,433	$124	$32	$28,888
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	8	11	—	—	—	20
Total Other Consumer	$17,896	$5,043	$2,464	$916	$2,433	$124	$32	$28,908
YTD Gross Charge-offs	250	119	965	378	27	20	—	1,759

Construction
Pass	$97,922	$194,263	$138,982	$11,479	$2,408	$6,779	$6,390	$458,223
Special Mention	—	—	—	—	4,429	50	—	4,479
Substandard	—	—	—	185	43	—	—	228
Total Construction	$97,922	$194,263	$138,982	$11,664	$6,880	$6,829	$6,390	$462,930
YTD Gross Charge-offs	—	—	1	—	—	156	—	157

Other
Pass	$—	$—	$—	$—	$—	$3,221	$—	$3,221
Special Mention	—	—	—	—	—	—	—	—
Substandard	251,982	—	—	—	—	—	—	251,982
Total Other Loans	$251,982	$—	$—	$—	$—	$3,221	$—	$255,203
YTD Gross Charge-offs	15,000	—	—	—	—	—	—	15,000

Total Portfolio Loans
Pass	$329,667	$570,135	$831,673	$458,906	$224,204	$801,402	$134,584	$3,350,571
Special Mention	2,400	—	—	—	4,429	202	—	7,031
Substandard	252,001	1	7,383	1,331	2,129	2,212	2,167	267,224
Total Portfolio Loans	$584,068	$570,136	$839,056	$460,237	$230,762	$803,816	$136,751	$3,624,826
Current YTD Period:
YTD Gross Charge-offs	$15,250	$120	$966	$399	$45	$208	$—	$16,988

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Risk Rating
(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$259,171	$434,639	$173,667	$142,494	$124,176	$503,965	$30,917	$1,669,029
Special Mention	—	—	206	—	—	72	—	278
Substandard	—	—	—	—	101	1,223	—	1,324
Total Commercial Real Estate	$259,171	$434,639	$173,873	$142,494	$124,277	$505,260	$30,917	$1,670,631
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$24,863	$18,061	$37,566	$24,566	$2,636	$137,395	$23,535	$268,622
Special Mention	—	—	—	2,837	—	—	—	2,837
Substandard	—	—	—	18	14	1	19	52
Total Commercial and Industrial	$24,863	$18,061	$37,566	$27,421	$2,650	$137,396	$23,554	$271,511
YTD Gross Charge-offs	—	—	45	—	16	2	—	63

Residential Mortgages
Pass	$79,247	$250,603	$194,014	$77,805	$43,633	$96,238	$42,550	$784,090
Special Mention	—	—	—	—	—	525	—	525
Substandard	—	—	1,142	—	860	1,070	242	3,314
Total Residential Mortgages	$79,247	$250,603	$195,156	$77,805	$44,493	$97,833	$42,792	$787,929
YTD Gross Charge-offs	—	—	136	—	—	67	—	203

Other Consumer
Pass	$22,809	$4,494	$2,396	$3,936	$26	$187	$354	$34,202
Special Mention	—	—	—	—	—	—	—	—
Substandard	14	6	55	—	—	—	—	75
Total Other Consumer	$22,823	$4,500	$2,451	$3,936	$26	$187	$354	$34,277
YTD Gross Charge-offs	232	1,451	744	83	126	29	—	2,665

Construction
Pass	$118,120	$162,794	$122,087	$10,837	$5,155	$6,280	$8,048	$433,321
Special Mention	—	—	—	—	—	60	—	60
Substandard	—	64	—	2,090	—	814	—	2,968
Total Construction	$118,120	$162,858	$122,087	$12,927	$5,155	$7,154	$8,048	$436,349
YTD Gross Charge-offs	—	—	—	—	—	42	—	42

Other
Pass	$—	$—	$—	$—	$—	$3,300	$—	$3,300
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,213	$—	$305,213
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$504,210	$870,591	$529,730	$259,638	$175,626	$747,365	$105,404	$3,192,564
Special Mention	—	—	206	2,837	—	657	—	3,700
Substandard	14	70	1,197	2,108	975	305,021	261	309,646
Total Portfolio Loans	$504,224	$870,661	$531,133	$264,583	$176,601	$1,053,043	$105,665	$3,505,910
Current YTD Period:
YTD Gross Charge-offs	$232	$1,451	$925	$83	$142	$140	$—	$2,973

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Bank’s largest credit relationship was nonperforming and rated as substandard at both December 31, 2024 and December 31, 2023 with an aggregate principal balance of $252.0 million and $301.9 million at December 31, 2024 and December 31, 2023, respectively.
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31, 2024:

(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$186,628	$279,983	$430,076	$241,233	$131,479	$553,350	$45,906	$1,868,655
Nonperforming	—	—	301	109	—	614	152	1,176
Total Commercial Real Estate	$186,628	$279,983	$430,377	$241,342	$131,479	$553,964	$46,058	$1,869,831
Commercial and Industrial
Performing	$1,130	$23,676	$14,934	$22,779	$19,702	$116,868	$30,316	$229,405
Nonperforming	19	—	—	1,026	33	—	—	1,078
Total Commercial and Industrial	$1,149	$23,676	$14,934	$23,805	$19,735	$116,868	$30,316	$230,483
Residential Mortgages
Performing	$28,491	$67,171	$251,772	$182,510	$68,182	$121,213	$53,267	$772,606
Nonperforming	—	—	527	—	2,053	1,597	688	4,865
Total Residential Mortgages	$28,491	$67,171	$252,299	$182,510	$70,235	$122,810	$53,955	$777,471
Other Consumer
Performing	$17,896	$5,043	$2,455	$905	$2,433	$124	$32	$28,888
Nonperforming	—	—	9	11	—	—	—	20
Total Other Consumer	$17,896	$5,043	$2,464	$916	$2,433	$124	$32	$28,908
Construction
Performing	$97,922	$194,263	$138,982	$11,479	$6,837	$6,829	$6,390	$462,702
Nonperforming	—	—	—	185	43	—	—	228
Total Construction	$97,922	$194,263	$138,982	$11,664	$6,880	$6,829	$6,390	$462,930
Other
Performing	$—	$—	$—	$—	$—	$3,221	$—	$3,221
Nonperforming	251,982	—	—	—	—	—	—	251,982
Total Other Loans	$251,982	$—	$—	$—	$—	$3,221	$—	$255,203
Total Portfolio Loans
Performing	$332,067	$570,136	$838,219	$458,906	$228,633	$801,605	$135,911	$3,365,477
Nonperforming	252,001	—	837	1,331	2,129	2,211	840	259,349
Total Portfolio Loans	$584,068	$570,136	$839,056	$460,237	$230,762	$803,816	$136,751	$3,624,826

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31, 2023:

(Dollars in Thousands)	2023	2022	2021	2020	2019	2018 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$259,171	$434,639	$173,873	$142,494	$124,176	$504,037	$30,917	$1,669,307
Nonperforming	—	—	—	—	101	1,223	—	1,324
Total Commercial Real Estate	$259,171	$434,639	$173,873	$142,494	$124,277	$505,260	$30,917	$1,670,631
Commercial and Industrial
Performing	$24,863	$18,061	$37,566	$27,403	$2,636	$137,395	$23,535	$271,459
Nonperforming	—	—	—	18	14	1	19	52
Total Commercial and Industrial	$24,863	$18,061	$37,566	$27,421	$2,650	$137,396	$23,554	$271,511
Residential Mortgages
Performing	$79,247	$250,603	$194,014	$77,805	$43,633	$96,794	$42,550	$784,646
Nonperforming	—	—	1,142	—	860	1,039	242	3,283
Total Residential Mortgages	$79,247	$250,603	$195,156	$77,805	$44,493	$97,833	$42,792	$787,929
Other Consumer
Performing	$22,809	$4,494	$2,412	$3,936	$26	$187	$354	$34,218
Nonperforming	14	6	39	—	—	—	—	59
Total Other Consumer	$22,823	$4,500	$2,451	$3,936	$26	$187	$354	$34,277
Construction
Performing	$118,120	$162,858	$122,087	$10,837	$5,155	$6,340	$8,048	$433,445
Nonperforming	—	—	—	2,090	—	814	—	2,904
Total Construction	$118,120	$162,858	$122,087	$12,927	$5,155	$7,154	$8,048	$436,349
Other
Performing	$—	$—	$—	$—	$—	$3,300	$—	$3,300
Nonperforming	—	—	—	—	—	301,913	—	301,913
Total Other Loans	$—	$—	$—	$—	$—	$305,213	$—	$305,213
Total Portfolio Loans
Performing	$504,210	$870,655	$529,952	$262,475	$175,626	$748,053	$105,404	$3,196,375
Nonperforming	14	6	1,181	2,108	975	304,990	261	309,535
Total Portfolio Loans	$504,224	$870,661	$531,133	$264,583	$176,601	$1,053,043	$105,665	$3,505,910
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans as the periods presented:

	December 31, 2024
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,866,013	$2,642	$—	$2,642	$1,176	$1,869,831
Commercial & Industrial	229,225	180	—	180	1,078	230,483
Residential Mortgages	771,689	867	50	917	4,865	777,471
Other Consumer	28,582	208	98	306	20	28,908
Construction	461,919	783	—	783	228	462,930
Other	3,221	—	—	—	251,982	255,203
Total	$3,360,649	$4,680	$148	$4,828	$259,349	$3,624,826

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2023
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,668,988	$125	$194	$319	$1,324	$1,670,631
Commercial & Industrial	271,420	5	34	39	52	271,511
Residential Mortgages	782,765	1,846	35	1,881	3,283	787,929
Other Consumer	33,813	247	158	405	59	34,277
Construction	430,057	3,388	—	3,388	2,904	436,349
Other	3,300	—	—	—	301,913	305,213
Total	$3,190,343	$5,611	$421	$6,032	$309,535	$3,505,910
Loans past due 90 days or more and still accruing were zero at December 31, 2024 and 2023. Loans past due 90 days are automatically transferred to nonaccrual status.
There were no nonaccrual or past due loans related to loans held-for-sale as of December 31, 2024 and December 31, 2023, respectively.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment of loan for the periods presented. There were no loans for the periods presented that were past due more than 90 days and still accruing.

	As of and for the year ended December 31, 2024				As of and for the year ended December 31, 2023
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Past Due 90+ Days Still Accruing
Commercial Real Estate	$—	$1,176	$1,176	$—	$453	$871	$1,324	$—
Commercial and Industrial	—	1,078	1,078	—	—	52	52	—
Residential Mortgages	2,053	2,812	4,865	—	1,142	2,141	3,283	—
Other Consumer	—	20	20	—	—	59	59	—
Construction	—	228	228	—	2,898	6	2,904	—
Other	—	251,982	251,982	—	—	301,913	301,913	—
Total Portfolio Loans	$2,053	$257,296	$259,349	$—	$4,493	$305,042	$309,535	$—
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, management believes delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, management automatically transfers loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as restructured loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or greater and/or based on management’s discretion; unless we elect to maintain the loan in the general pool. During the years ended December 31, 2024 and December 31, 2023, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the amortized cost basis of individually evaluated loans as of the periods presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported in the (recovery) provision for credit losses on loans in the period of change.

	December 31, 2024
Collateral Type	Equipment	Single Family	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial and Industrial	$1,026	$—	$—	$1,026
Residential Mortgage	—	2,053	—	2,053
Other	—	—	251,982	251,982
Total	$1,026	$2,053	$251,982	$255,061

	December 31, 2023
Collateral Type	Office	Single Family	Land	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$453	$—	$—	$—	$453
Residential Mortgage	—	1,142	—	—	1,142
Construction	—	2,090	808	—	2,898
Other	—	—	—	301,913	301,913
Total	$453	$3,232	$808	$301,913	$306,406
The following tables presents activity in the ACL for the periods presented:

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
Provision (Recovery) for Credit Losses on Loans	273	(504)	(489)	1,078	3,662	(9,059)	(5,039)
Charge-offs	—	(40)	(32)	(1,759)	(157)	(15,000)	(16,988)
Recoveries	—	49	31	495	—	—	575
Net Recoveries / (Charge-offs)	—	9	(1)	(1,264)	(157)	(15,000)	(16,413)
Balance, End of Year	$20,146	$2,791	$10,389	$682	$11,297	$30,295	$75,600

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	1,881	(719)	2,081	1,729	892	(364)	5,500
Charge-offs	—	(63)	(203)	(2,665)	(42)	—	(2,973)
Recoveries	—	88	110	475	—	—	673
Net Recoveries / (Charge-offs)	—	25	(93)	(2,190)	$(42)	—	(2,300)
Balance, End of Year	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2022
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$17,297	$4,111	$4,368	$1,493	$6,939	$61,731	$95,939
Provision (Recovery) for Credit Losses on Loans	695	3,304	4,470	1,109	(146)	(7,013)	2,419
Charge-offs	—	(3,436)	(46)	(1,677)	—	—	(5,159)
Recoveries	—	1	99	404	149	—	653
Net (Charge-offs) / Recoveries	—	(3,435)	53	(1,273)	149	—	(4,506)
Balance, End of Year	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
NOTE 7 - FAIR VALUE MEASUREMENTS
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	December 31, 2024
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$26,950	$—	$26,950	$—
Residential Mortgage-Backed Securities	96,153	—	96,153	—
Commercial Mortgage-Backed Securities	21,587	—	21,587	—
Other Commercial Mortgage-Backed Securities	21,970	—	21,970	—
Asset Backed Securities	118,521	—	118,521	—
Collateralized Mortgage Obligations	148,588	—	148,588	—
States and Political Subdivisions	221,181	—	221,181	—
Corporate Notes	63,450	—	55,692	7,758
Total Securities Available-for-Sale	718,400	—	710,642	7,758
Equity Securities	10,041	10,041	—	—
Portfolio Loan Pool Subject to Fair Value Hedge	622	—	622	—
Derivatives	17,356	—	17,356	—
Total	$746,419	$10,041	$728,620	$7,758

Liabilities
Derivatives	$17,710	$—	$17,710	$—
Total	$17,710	$—	$17,710	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2023
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$43,827	$—	$43,827	$—
Residential Mortgage-Backed Securities	99,150	—	99,150	—
Commercial Mortgage-Backed Securities	31,163	—	31,163	—
Other Commercial Mortgage-Backed Securities	21,856	—	21,856	—
Asset Backed Securities	140,006	—	140,006	—
Collateralized Mortgage Obligations	161,533	—	161,533	—
States and Political Subdivisions	222,108	—	222,108	—
Corporate Notes	59,360	—	52,041	7,319
Total Securities Available-for-Sale	779,003	—	771,684	7,319
Derivatives	17,440	—	17,440	—
Total	$796,443	$—	$789,124	$7,319

Liabilities
Derivatives	$17,228	$—	$17,228	$—
Total	$17,228	$—	$17,228	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.8 million that are considered to be Level 3 securities at December 31, 2024 and two totaling $7.3 million at December 31, 2023, attributable to the calculated change in fair value of $0.5 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023 are summarized below:

	December 31, 2024
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$659	$659
Individually Evaluated Loans	$—	$—	$579	$579

	December 31, 2023
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$2,463	$2,463
Individually Evaluated Loans	$—	$—	$—	$—
The Company had one C&I individually evaluated loan totaling $0.6 million measured at fair value on a nonrecurring basis as of December 31, 2024 and zero at December 31, 2023. The Company’s largest credit relationship is classified as an individually evaluated loan with a net carrying amount totaling $221.7 million at December 31, 2024 and $247.6 million at December 31, 2023. The Company utilized various cash flow and discounting assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $30.7 million at December 31, 2024 and $54.3 million at December 31, 2023. When evaluating the net carrying value of this credit relationship at December 31, 2024, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $0.7 million as of December 31, 2024, compared with $2.5 million at December 31, 2023, primarily due to sales offset by transfers to OREO for loans. The Company had $0.2 million write-downs recorded on OREO for the year ended December 31, 2024 and had $1.1 million write-downs recorded on OREO for the year ended December 31, 2023.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023:

	December 31, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$579	Appraisals	Estimated Selling Costs	3.5%	3.5%
Total Individually Evaluated Loans	$579

OREO	$—	Appraisals	Estimated Selling Costs	—%	—%
OREO	143	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	516	Discounted Internal Valuations	Management's Subject Discount	24.0%	24.0%
Total OREO	$659

	December 31, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
OREO	$130	Appraisals	Estimated Selling Costs			6.0%	6.0%
OREO	142	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	2,191	Discounted Internal Valuations	Management’s Subject Discount	0.0%	—	24.0%	15.6%
Total OREO	$2,463
A baseline discount rate has been established for impairment measurement. This baseline discount rate was back tested against historical OREO sales, and therefore, represents an average recovery rate based on the transaction sizes and asset types in the population examined. Management considers the unique attributes and characteristics of each specific individually evaluated loan and may use judgment to adjust the baseline discount rate when appropriate.
The carrying values and estimated fair values of our financial instruments at December 31, 2024 and December 31, 2023 are presented in the following tables. Fair values for December 31, 2024 and December 31, 2023 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
GAAP requires disclosure of fair value information about financial instruments carried at book value on the Consolidated Balance Sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at December 31, 2024
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$131,171	$39,608	$91,563	$—	$131,171
Securities Available-for-Sale	718,400	—	710,642	7,758	718,400
Equity Securities	10,041	10,041	—	—	10,041
Portfolio Loans, net	3,549,226	—	—	3,379,192	3,379,192
Federal Home Loan Bank Stock, at Cost	6,487	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,356	—	17,356	—	17,356
Accrued Interest Receivable	17,842	—	4,406	13,436	17,842

Financial Liabilities:
Deposits	$4,153,421	$634,436	$1,594,615	$1,937,914	$4,166,965
Other Liabilities- Interest Rate Derivatives	17,710	—	17,710	—	17,710
FHLB Borrowings	70,000	—	—	69,604	69,604
Accrued Interest Payable	8,218	—	5	8,213	8,218

		Fair Value Measurements at December 31, 2023
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$54,529	$39,676	$14,853	$—	$54,529
Securities Available-for-Sale	779,003	—	771,684	7,319	779,003
Portfolio Loans, net	3,408,858	—	—	3,177,715	3,177,715
Federal Home Loan Bank Stock, at Cost	21,626	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,440	—	17,440	—	17,440
Accrued Interest Receivable	18,877	—	5,368	13,509	18,877

Financial Liabilities:
Deposits	$3,721,915	$685,218	$1,450,046	$1,599,043	$3,734,307
Other Liabilities- Interest Rate Derivatives	17,228	—	17,228	—	17,228
FHLB Borrowings	393,400	—	—	392,696	392,696
Accrued Interest Payable	7,288	—	—	7,288	7,288

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 8 - RIGHT-OF-USE (“ROU”) ASSETS AND LEASE LIABILITIES
The Company has nine lease contracts, including seven finance leases and two operating leases at December 31, 2024. These leases are for our branch and loan production facilities. There were two new lease agreements entered into in 2024.
The following table presents our lease expense for finance and operating leases for the periods presented:

	December 31,
(Dollars in Thousands)	2024	2023	2022
Operating Lease Expense	$124	$48	$—
Amortization of ROU Assets - finance leases	490	365	374
Interest on lease liabilities - finance leases	462	292	287
Total Lease Expense	$1,076	$705	$661
ROU assets are included in other assets in the Consolidated Balance Sheets. The following table presents our ROU assets, cash flows, weighted average lease terms, discount rates for finance and operating leases and ROU assets obtained in exchange for lease liabilities for the periods presented:

	December 31,
(Dollars in Thousands)	2024	2023
Operating Leases
ROU assets	$294	$419
Operating cash flows	$167	$87
Finance Leases
ROU assets	$9,560	$6,988
Operating cash flows	$462	$292
Financing cash flows	$179	$185
Weighted Average Lease Term - Years
Operating leases	2.8 years	3.3 years
Finance leases	16.2 years	17.9 years
Weighted Average Discount Rate
Operating leases	6.60%	6.60%
Finance leases	5.70%	5.20%
ROU Assets obtained in exchange for Lease Liabilities
Operating leases	$—	$—
Finance leases	$2,995	$1,464
Lease liabilities are included in other liabilities in the Consolidated Balance Sheets. The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2024:

(Dollars in Thousands)	Finance	Operating	Total
Maturity Analysis
2025	$801	$131	$932
2026	862	107	969
2027	885	89	974
2028	904	—	904
2029	923	—	923
Thereafter	11,454	—	11,454
Total	15,829	327	16,156
Less: Present value discount	(5,726)	(28)	(5,754)
Lease Liabilities	$10,103	$299	$10,402

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 9 - PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation as follows:

	December 31,
(Dollars in Thousands)	2024	2023
Land	$18,610	$18,826
Bank Premises	59,857	58,983
Furniture and Equipment	40,361	35,772
Leasehold Improvements	3,023	1,579
Total Premises and Equipment	121,851	115,160
Accumulated Depreciation	(47,522)	(41,453)
Total	$74,329	$73,707
At both December 31, 2024 and December 31, 2023, we had no bank premises and equipment held-for-sale.
Depreciation expense is included under occupancy expense, net in the Consolidated Statements of Income totaling $7.1 million in 2024, $6.2 million in 2023, and $6.1 million in 2022.
Real estate on closed branches was valued based on recent comparative market values received from a real estate broker. The Company had $0.2 million in write-downs in 2024 and write-downs in the amount of $0.5 million and $0.6 million were recognized during 2023 and 2022, respectively. These write-downs on closed branches are included in other expense in the Consolidated Statements of Income. The net remaining carrying value of $0.7 million and $2.3 million is classified as OREO in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.
NOTE 10 - OTHER REAL ESTATE OWNED
The following table presents OREO activity as of the dates presented:

	Year Ended December 31,
(Dollars in Thousands)	2024	2023	2022
Beginning of Year Balance	$2,463	$8,393	$10,916
Loans Transferred to OREO	1,181	110	74
Transfer of Closed Retail Offices to OREO	348	1,854	2,675
Direct Write-Downs	(160)	(1,117)	(741)
Cash Proceeds from Pay-downs	—	(397)	(422)
Sales of OREO	(3,173)	(6,380)	(4,109)
End of Year Balance	$659	$2,463	$8,393
At December 31, 2024, 2023, and 2022, the balance of OREO was zero, $0.2 million, and $7.3 million, respectively, of foreclosed properties recorded as a result of obtaining physical possession of the asset. At December 31, 2024 and 2023, the recorded investment of foreclosed residential real estate was zero and $62 thousand, respectively. At December 31, 2024 and 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process is $0.4 million and $2.0 million, respectively.
Income and expenses applicable to foreclosed assets include the following:

	Year Ended December 31,
(Dollars in Thousands)	2024	2023	2022
Provision for Losses	$160	$1,117	$741
Operating Expenses, net of Rental Income	37	178	293
Net Gain on Sales	(1,026)	(17)	(309)
OREO (Income) Expense	$(829)	$1,278	$725

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 11 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In accordance with applicable accounting guidance for derivatives and hedging, all derivatives are recognized as either assets or liabilities on the Consolidated Balance Sheets at fair value. Interest rate swaps are contracts in which a series of interest rate flows (fixed and variable) are exchanged over a prescribed period. The notional amounts on which the interest payments are based are not exchanged. These derivative positions relate to transactions in which the Company enters into an interest rate swap with a commercial customer while at the same time entering into an offsetting interest rate swap with another financial institution, or counterparty. In connection with each transaction, the Company originates a floating rate loan to the customer at a notional amount. In turn, the customer contracts with the counterparty to swap the stream of cash flows associated with the floating interest rate loan with the Company for a stream of fixed interest rate cash flows based on the same notional amount as the Company’s loan. The transaction allows the customer to effectively convert a variable rate loan to a fixed rate loan with the Company receiving a variable rate. These agreements could have floors or caps on the contracted interest rates.
Effective July 11, 2024, the Company entered into two related pay-fixed/receive-floating interest rate swaps (the “Pay-Fixed Swap Agreements”) for a combined notional amount of $300.0 million. The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in amortizing single family mortgages and CRE loans. These fair value hedges were utilized to convert the hedged loans from a fixed rate to a synthetic floating SOFR. On December 19, 2024, the Company terminated the first Pay-Fixed Swap Agreement with an original notional value of $175.0 million that would have matured on July 11, 2029. Negative interest income adjustments related to the termination of this hedge was $154 thousand. As of December 31, 2024, the Company had one remaining Pay-Fixed Swap Agreement in place with an original notional value of $125.0 million, contractual maturity date of July 11, 2027 and a fair value of $0.6 million. Under the remaining Pay-Fixed Swap Agreement the Company will pay a fixed coupon rate of 4.188% while receiving the overnight SOFR.
As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for in net interest income. The fair value of the remaining hedge is recorded in either other assets or in other liabilities depending on the position of the hedge, and the offset is recorded in loans. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. The remaining hedge was determined to be effective during all periods presented and the Company expects them to remain effective during the remaining terms.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at December 31:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	2024			2023
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	—	$—	$—	—	$—	$—
Total Derivatives Designated as Hedging Instruments	—	$—	$—	—	$—	$—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	3	$866	$2	3	$620	$3
Interest Rate Swap Contracts – Commercial Loans	56	368,850	17,354	58	387,144	17,437
Total Derivatives not Designated as Hedging Instruments	59	$369,716	$17,356	61	$387,764	$17,440

Total Derivatives	59	$369,716	$17,356	61	$387,764	$17,440

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	2024			2023
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	1	$125,000	$554	—	$—	$—
Total Derivatives Designated as Hedging Instruments	1	$125,000	$554	—	$—	$—

Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	3	$866	$2	3	$620	$3
Interest Rate Swap Contracts – Commercial Loans	56	368,850	17,154	58	387,144	17,225
Total Derivatives not Designated as Hedging Instruments	59	$369,716	$17,156	61	$387,764	$17,228

Total Derivatives	60	$494,716	$17,710	61	$387,764	$17,228
The following table indicates the (loss) income recognized within “other noninterest income” in the Consolidated Statements of Income for derivatives for the years ended December 31:

(Dollars in Thousands)	2024	2023	2022
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$(125)	$—	$—
Total Derivative Loss Designated as Hedging Instruments	(125)	—	—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	(1)	2	1
Forward Sale Contracts – Mortgage Loans	1	(2)	(1)
Interest Rate Swap Contracts – Commercial Loans	(12)	(219)	605
Total Derivative (Loss) Income not Designated as Hedging Instruments	(12)	(219)	605

Net Derivative (Loss) Income	$(137)	$(219)	$605
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table indicates the gross amounts of derivative assets and derivative liabilities designated as hedging instruments and not designated as hedging instruments, the amounts offset and the carrying values included in the Consolidated Balance Sheets at December 31:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2024	2023	2024	2023
Derivatives Designated as Hedging Instruments
Gross Amounts Recognized	$—	$—	$592	$—
Gross Amounts Offset	—	—	38	—
Net Amounts Presented in the Consolidated Balance Sheets	—	—	554	—

Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	17,356	17,440	17,156	17,228
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	17,356	17,440	17,156	17,228

Net Amount	$17,356	$17,440	$17,710	$17,228
NOTE 12 – DEPOSITS
The following table presents the composition of deposits at December 31:

(Dollars in Thousands)	2024	2023
Noninterest-Bearing Demand	$634,436	$685,218
Interest-Bearing Demand	726,947	481,506
Money Market	512,162	513,664
Savings	355,506	454,876
Certificates of Deposits	1,924,370	1,586,651
Total	$4,153,421	$3,721,915
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at year-end 2024 and 2023 were $297.9 million and $305.0 million, respectively.
At December 31, 2024 and December 31, 2023, total brokered deposits (excluding the CDARS and ICS two-way) were $196.1 million and $70.0 million, respectively, which are included within the “certificates of deposit” line item in the Consolidated Balance Sheet.
Certificates of Deposit maturing as of December 31:

(Dollars in Thousands)	2024
2025	$1,537,107
2026	198,330
2027	77,492
2028	68,081
2029	42,912
Thereafter	448
Total	$1,924,370
Overdrafts reclassified to loans were $0.3 million at both December 31, 2024 and December 31, 2023, respectively.
Total deposit dollars from executive officers, directors, and their related interests at December 31, 2024 and 2023, respectively, were $2.3 million and $1.8 million.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 13 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $70.0 million FHLB borrowings at December 31, 2024 and $393.4 million at December 31, 2023. FHLB borrowings are fixed and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were zero and 5.6% of total borrowings at December 31, 2024 and December 31, 2023, respectively. The FHLB charges prepayment fees for advances that are repaid before maturity, which is the net present value between current market rates and the fixed rate on each borrowing. Total loans pledged as collateral were $1.6 billion at December 31, 2024 and $1.5 billion at December 31, 2023. There were no securities available-for-sale pledged as collateral at both December 31, 2024 and December 31, 2023, respectively.
At December 31, 2024, funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets or approximately $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $735.3 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $30.0 million at December 31, 2024 and $50.0 million at December 31, 2023, respectively, a fully secured facility with one other correspondent financial institution totaling $45.0 million at December 31, 2024 and zero at December 31, 2023, and access to the institutional certificate of deposit (“CD”) and brokered deposit markets. The Company did not have outstanding borrowings on these fed funds lines as of December 31, 2024 or December 31, 2023. The Company had the capacity to borrow up to an additional $480.3 million from the FHLB at December 31, 2023.
The following table represents the balance of FHLB borrowings, the weighted average interest rate, the interest expense and the borrowing availability for the years ended December 31:

(Dollars in Thousands)	2024	2023	2022
FHLB Borrowings	$70,000	$393,400	$180,550
Weighted Average Interest Rate	4.02%	5.20%	4.48%
Interest Expense	$11,379	$20,822	$1,163
FHLB Availability	$735,294	$480,266	$676,746
The following table represents the balance of federal funds purchased, the weighted average interest rate, the interest expense and the borrowing availability for the years ended December 31:

(Dollars in Thousands)	2024	2023	2022
Federal Funds Purchased	$—	$—	$17,870
Weighted Average Interest Rate	—%	—%	4.65%
Interest Expense	$—	$368	$188
Federal Funds Purchased Availability	$75,000	$50,000	$127,130
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to December 31, 2024 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
2025	$25,000	4.13%
2026	45,000	3.96%
2027	—	— %
2028	—	— %
2029	—	— %
Thereafter	—	— %
Total FHLB Borrowings	$70,000	4.02%
NOTE 14 - EMPLOYEE BENEFIT PLANS
The Company has adopted an integrated profit sharing plan, which allows for elective deferrals and non-elective profit sharing contributions. Associates become eligible for the elective deferrals at the beginning of the quarter after they have been employed at least a month and have reached the age of twenty years and six months. Associates are eligible for the non-elective

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
profit sharing contributions at the beginning of the quarter after they have been employed six months, have reached the age of twenty years and six months, and are not participating in one of the Company’s annual incentive programs. Vesting for the non-elective profit sharing contribution is based on years of service to the Company, with a year being any year an associate works a minimum of 1,000 hours.
The following table details the vesting schedule based on years of service for participants:

1 Year of Service	20% Vested
2 Years of Service	40% Vested
3 Years of Service	60% Vested
4 Years of Service	80% Vested
5 Years of Service	100% Vested
Any participant who has reached the age of 62 is fully vested regardless of length of service. Each participant in the plan (who has not reached age 62) becomes 100% vested after five (5) years of service. The non-elective contribution to the plan is determined each year by the Company’s Board of Directors (the “Board”) and thus may fluctuate in amount from year to year. The contribution by the Company, which includes contributions to the nonqualified plan discussed below, was $0.5 million in 2024, $0.4 million in 2023 and $1.0 million in 2022. These amounts are included in salaries and employee benefits in the Consolidated Statements of Income.
Beginning in 2019, our integrated profit sharing plan includes a Company match based upon an associate’s elective deferral. This elective deferral is subject to dollar limits announced annually by the Internal Revenue Service (“IRS”). Elective deferrals are matched equal to 100% of the first 3% deferred and 50% of the next 2%, producing a maximum 4% match. Expense for this deferral match was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Bank entered into a Nonqualified Profit Sharing Plan originally on December 30, 1996, which was subsequently amended and restated effective December 20, 2007. The purpose of the Nonqualified Profit Sharing Plan was to provide additional benefits to be paid to the executive upon the occurrence of a “Distributable Event,” which is either termination or death. The Board of Directors of the Bank (the “Bank Board”) approved the amended plan on December 20, 2007. Since its inception, the Bank’s former Chairman and Chief Executive Officer was the only executive who participated in the Nonqualified Profit Sharing Plan. In April 2017, a Distributable Event occurred, in which distributions will occur over 45 quarterly payments. The value of the plan was $0.5 million as of December 31, 2024, and was solely comprised of cash. The quarterly distributions began on January 1, 2018 and will continue to be paid out in equal quarterly installments approximating $30 thousand.
On December 15, 2020, the Bank adopted an unfunded, nonqualified deferred compensation plan, called the Nonqualified Deferred Compensation Plan, to provide (i) certain key executives of the Bank (beginning after the date of adoption) the opportunity to defer to a later year on a pre-tax basis certain compensation without being subject to the dollar limits that apply to these associates under the Bank’s tax-qualified integrated profit-sharing plan and (ii) the Bank’s non-employee directors (beginning in January 2022) the opportunity to defer to a later year on a pre-tax basis certain director fees. The compensation and fees (and related earnings) deferred under this plan are held in a grantor trust until paid to the participants and remain subject to the claims of the creditors of the Bank and Company until paid to the participants. The balance in the nonqualified deferred compensation plan at December 31, 2024 and December 31, 2023 was $596.3 thousand and $447.8 thousand, respectively.
NOTE 15 – INCENTIVE AND RESTRICTED STOCK PLAN
The Bank Board adopted the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan on March 29, 2018 based on the recommendation of the Bank’s Nominating and Compensation Committee (now, a committee of the Company, the “Committee”), which became effective on June 27, 2018. In connection with the Reorganization, the Company adopted and assumed the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan as its own (now the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, or, for purposes of this discussion, the “Plan”). The Plan reserves a total 2,000,000 shares of common stock for issuance and provides for the grant to key associates and non-employee directors of the Company and its subsidiaries of awards that may include one or more of the following: stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, performance units and performance cash awards (collectively, the “awards”). Subject to accelerated vesting under certain circumstances, the Plan requires a minimum vesting period of one year

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
for awards subject to time-based conditions and a minimum performance period of one year for awards subject to achievement or satisfaction of performance goals. These minimums are applicable to awards other than those granted as part of a retainer for the service of non-employee directors. The Committee will determine the vesting period on the awards. No awards may be granted under the Plan more than ten years from the effective date of the Plan. As of December 31, 2024, 1,416,491 shares of common stock were available for issuance under the Plan. For purposes of this Note 15, references to the “Company” mean the “Bank” with respect to actions prior to the Reorganization.
Restricted Stock
The Company periodically issues restricted stock to non-employee directors and key associates pursuant to the Plan. As of December 31, 2024, 607,084 shares of restricted stock had been granted under the Plan.
The Company granted 104,815 and 116,325 shares of restricted stock to key associates under the Plan during 2024 and 2023, respectively. These grants were approved by the Committee as compensation for substantial contributions to the Company’s performance. The time-based shares of restricted stock granted in 2024 to executives vest on the fifth anniversary of the grant date under the long-term incentive plan. The time-based shares of restricted stock granted in 2023 to executives vest in one-third annual installments over three years under the short-term incentive plan. The time-based shares of restricted stock to non-executives vest in one-third annual installments over three years. The closing price of our stock was used to determine the fair value on the date of the grant prior to September 1, 2023. Beginning September 1, 2023 the Company utilizes a trading 90-day look back period to estimate the average stock price to resolve issues of rapid stock price fluctuations.
The Company granted 23,300 and 20,772 shares of restricted stock to non-employee directors under the Plan during 2024 and 2023, respectively. These grants were approved by the Committee as compensation for Board service. The time-based shares of restricted stock granted in 2024 and 2023 fully vest one year after the grant date. The fair value determination price for these grants is the same method as mentioned above.
If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise or settlement of the award, or if shares issued pursuant to awards are forfeited, any stock subject to such award again shall be available for future awards under the Plan.
Compensation expense for restricted stock is recognized ratably over the period of service, generally the entire vesting period, based on fair value on the grant date. The Company recognized compensation expense of $1.8 million, $1.6 million and $1.3 million for 2024, 2023, and 2022, respectively, related to restricted stock.
As of December 31, 2024 and 2023, there was $1.9 million and $2.1 million, respectively, of total unrecognized compensation cost related to restricted stock that will be recognized as compensation expense over a weighted average period of 2.00 years and 2.01 years, respectively.
The following table provides information about restricted stock granted under the Plan for the years ended December 31:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	160,197	$16.05
Granted	137,097	15.56
Forfeited/Vested	(78,183)	16.24
Non-vested at December 31, 2023	219,111	15.67
Granted	128,115	13.07
Forfeited/Vested	(103,826)	15.59
Non-vested at December 31, 2024	243,400	$14.34
Performance Units
The Company periodically grants performance units to executive officers pursuant to the Plan. The Company granted 46,331 target amounts of performance units in aggregate to executive officers under the Plan during 2024, but did not grant performance units during 2023. These grants are approved by the Committee as compensation for substantial contributions to

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
the Company’s performance. Performance criteria for the performance units granted in 2022 were not met and those units expired effective December 31, 2024, with no issuance of the Company’s common stock.
The performance units can be earned up to a maximum of 110% of the target amount. They are subject to a three-year performance period and, if the performance criteria are met, will vest on the payment date which is within 70 days following the end of the performance period. The payout for the performance units will be determined based on four weighted performance based goals: (1) the Company's return on average assets (“ROAA”) performance during the performance period compared to its selected peer group, (2) the Company's core efficiency ratio during the performance period compared to its selected peer group, (3) the Company’s Total Shareholder Return (“TSR”) during the performance period compared to its selected peer group and (4) the Company’s nonperforming assets ratio performance during the performance period compared to its selected peer group. If the performance criteria are met, the Company will pay the performance units that have vested in shares of the Company’s common stock.
If any award granted under the Plan terminates, expires, or lapses for any reason other than by virtue of exercise or settlement of the award, or if shares issued pursuant to awards are forfeited, any stock subject to such award again shall be available for future awards under the Plan.
Compensation expense for performance units is based on fair value on the grant date. The performance units are subject to the probability of attainment of meeting the above-referenced performance criteria and service requirement. Management has evaluated the performance-based criteria and has determined that the criteria was probable to be met at target, as of December 31, 2024 for the 2024 grants and at December 31, 2023, the criteria was not probable of being met at target for the 2022 grants. The Company recognized compensation expense of $0.2 million for 2024 and reversed compensation expense of $0.3 million for 2023 related to performance units.

NOTE 16 - FEDERAL AND STATE INCOME TAXES
The components of income tax provision were as follows:

(Dollars in Thousands)	2024	2023	2022
Current	$3,657	$4,969	$7,969
Deferred	2,670	(516)	3,939
Change in Valuation Allowance	19	884	(309)
Income Tax Provision	$6,346	$5,337	$11,599
The following is a reconciliation of the differences between income tax provision and the amount computed by applying the statutory federal income tax rate to income before taxes:

	2024		2023		2022
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$6,482	21.0	$6,031	21.0	$12,961	21.0
State Income Tax, net of Federal Benefit	625	2.0	445	1.5	657	1.1
Tax-exempt Interest, net of Disallowance	(513)	(1.7)	(708)	(2.5)	(873)	(1.4)
Federal Tax Credits, net of Basis Reduction	(623)	(2.0)	(2,365)	(8.2)	(625)	(1.0)
Change in Valuation Allowance	19	0.1	884	3.1	(309)	(0.5)
Income from Bank Owned Life Insurance	(309)	(1.0)	(290)	(1.0)	(285)	(0.5)
Tax Credit Amortization	408	1.3	1,660	5.8	—	—
Other	257	0.9	(320)	(1.1)	73	0.1
Income Tax Provision and Effective Income Tax Rate	$6,346	20.6	$5,337	18.6	$11,599	18.8
The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, tax-exempt income from bank-owned life insurance, and tax benefits resulting from certain partnership investments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the historic tax credits (“HTC”) program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of December 31, 2024, the Company recognized $1.1 million in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
The Company records income tax credits and other income tax benefits received from its HTC investments as a component of the income tax provision on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows.
Investments accounted for using the proportional amortization method are amortized and recorded as a component of the income tax provision on the Consolidated Statements of Income.
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of December 31, 2024, the Company has not recognized any non-income-tax-related activity from its HTC investments.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in Thousands)	2024	2023
Deferred Tax Assets
Allowance for Credit Losses	$16,667	$21,576
Net Unrealized Loss on Available-for-sale Securities	17,820	20,104
Capital Loss Carryforward	1,151	1,143
Accrued Interest on Nonaccrual Loans	1,717	132
Operating Lease Liabilities	2,293	1,718
Other	2,110	1,665
Gross Deferred Tax Assets	41,758	46,338
Less: Valuation Allowance	(903)	(884)
Total Deferred Tax Assets	$40,855	$45,454

(Dollars in Thousands)	2024	2023
Deferred Tax Liabilities
Fixed Asset Depreciation	$(4,095)	$(4,409)
Acquisition-Related Fair Value Adjustments	(2,480)	(2,686)
Deferred Loan Income	(1,943)	(1,607)
Operating Lease Right-of-Use Assets	(2,172)	(1,647)
Equity Investment in Partnerships	(607)	(480)
Other	(343)	(437)
Total Deferred Tax Liabilities	(11,640)	(11,266)
Net Deferred Tax Assets	$29,215	$34,188
Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income of the appropriate character will be generated to utilize existing deferred tax assets. Based on this evaluation, as of December 31, 2024, a valuation allowance of $0.9 million has been recorded on deferred tax assets related to capital loss carryforwards resulting from exits of equity investments in partnerships and sales of securities.
The Company has not identified prudent and feasible strategies to generate future capital gains to offset the entirety of the capital loss carryforward prior to its expiration.
At December 31, 2024 and 2023, the Company had no ASC 740-10 unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax provision.
The Company is subject to U.S. federal income tax as well as various other state and local jurisdictions. The Company is generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2021.
NOTE 17 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the change in components of other comprehensive income (loss) for the years ended December 31, net of tax effects:

(Dollars in Thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2024
Net Unrealized Gains Arising during the Period	$9,270	$(2,299)	$6,971
Reclassification Adjustment for Gains included in Net Income	(68)	15	(53)
Other Comprehensive Income	$9,202	$(2,284)	$6,918

2023
Net Unrealized Gains Arising during the Period	$16,370	$(3,398)	$12,972
Reclassification Adjustment for Losses included in Net Income	1,521	(316)	1,205
Other Comprehensive Income	$17,891	$(3,714)	$14,177

2022
Net Unrealized Losses Arising during the Period	$(111,542)	$24,261	$(87,281)
Reclassification Adjustment for Gains included in Net Income	(46)	9	(37)
Other Comprehensive Loss	$(111,588)	$24,270	$(87,318)
NOTE 18 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $833.6 million at December 31, 2024 and $702.3 million at December 31, 2023, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $445.3 million, or 53.4%, and $452.2 million, or 64.4%, of the commitments to extend credit at December 31, 2024 and December 31, 2023, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $16.7 million at December 31, 2024 and $19.6 million at December 31, 2023.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of and for the years ended December 31:

(Dollars in Thousands)	December 31, 2024	December 31, 2023
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$3,193	$2,292
(Recovery) Provision for Unfunded Commitments	(7)	901
Balance at end of period	$3,186	$3,193
Amounts are added or subtracted to the (recovery) provision for unfunded commitments through a credit or charge to current earnings in the (recovery) provision for unfunded commitments. A recovery of $7 thousand was recorded for the year ended December 31, 2024 for the (recovery) provision for unfunded commitments, which resulted in a decrease of $0.9 million compared to the year ended December 31, 2023.
We have a future commitment with a third party vendor for data processing charges, which is a ten year contract that will expire at the end of 2028. Data processing expense was $4.9 million, $3.9 million and $4.1 million for 2024, 2023 and 2022, respectively.
Legal Proceedings
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and although the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of any such matters will not have a material adverse effect on the Company. The material legal proceedings previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, were no longer pending as of December 31, 2024.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Insurance: Commission income is earned based on customer transactions. The commission income is recognized when the transaction is complete. The Company also receives a return on its investment in Bearing Insurance Group, LLC on an annual basis based on the equity insurance company and percentage of ownership.
OREO Income: The Company occasionally owns properties acquired through foreclosure that are included in other real estate owned, net on the Consolidated Balance Sheets. If the Company rents any of those properties, the resultant income is recognized at the point of receipt since the performance obligation has been satisfied. The rents are generally received monthly.
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
The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the years ended December 31:

(Dollars in Thousands)	Point of Revenue Recognition	2024	2023	2022
In-Scope Revenue Streams
Service Charges on Deposit Accounts	At a point in time	$5,856	$5,534	$5,537
Other Fees and Other Income	At a point in time	1,983	1,885	3,284
Debit Card Interchange Fees	At a point in time	7,843	7,828	7,427
Insurance
Customer Commissions	At a point in time	166	131	104
Annual Commission on Investment	Over time	3,476	1,814	1,857
Special Production Payout	Over time	43	—	—
Other Real Estate Owned Income	At a point in time	46	75	50
Gains on Sales and Write-downs of Bank Premises, net	At a point in time	—	—	73
Gains (Losses) on Sale of Other Real Estate Owned	At a point in time	***	***	***
Total In-Scope Revenue Streams		19,413	17,267	18,332

Out of Scope Revenue Streams
Gains (Losses) on Sales of Securities, net		68	(1,521)	46
Bank Owned Life Insurance Income		1,473	1,381	1,357
Commercial Loan Swap Fee Income		—	139	774
Other		414	1,012	1,209
Total Noninterest Income		$21,368	$18,278	$21,718
***Reported net with Losses on Sales and Write-downs of Other Real Owned in Noninterest Expense

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 20 – PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Balance Sheets

	December 31,
(Dollars in Thousands)	2024	2023
ASSETS
Cash	$354	$629
Investment in Bank Subsidiary	377,395	347,429
Other Assets	6,564	3,337
Total Assets	$384,313	$351,395

LIABILITIES
Other Liabilities	$—	$152
Total Shareholders’ Equity	384,313	351,243
Total Liabilities and Shareholders’ Equity	$384,313	$351,395
Statements of Net Income

	December 31,
(Dollars in Thousands)	2024	2023	2022
Dividends from Subsidiaries	$3,950	$14,029	$45,377
Total Income	(10)	418	—
Total Expenses	(3,121)	(3,011)	(2,696)
Income Before Income Tax Benefit and Undistributed Net Income of Bank Subsidiary	819	11,436	42,681
Income Tax Benefit	(656)	(534)	(577)
Income Before Undistributed Net Income of Bank Subsidiary	1,475	11,970	43,258
Equity in Undistributed Net Income of Bank Subsidiary	23,048	11,414	6,860
Net Income	$24,523	$23,384	$50,118

Comprehensive Income (Loss)	$31,441	$37,561	$(37,200)
Statements of Cash Flows

	December 31,
(Dollars in Thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$24,523	$23,384	$50,118
Equity in Undistributed Net Income of Bank Subsidiary	(23,048)	(11,414)	(6,860)
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by
Operating Activities
Stock Compensation Expense	1,752	1,561	1,314
(Increase) Decrease in Other Assets	(3,111)	1,774	(3,778)
Decrease in Other Liabilities	(275)	(47)	(460)
Net Cash (Used in) Provided by Operating Activities	(159)	15,258	40,334
INVESTING ACTIVITIES
Equity Investment in Non-Subsidiary, net of distributions	(116)	(412)	(350)
Net Cash Used in Investing Activities	(116)	(412)	(350)
FINANCING ACTIVITIES
Repurchase of Common Stock	—	(16,416)	(42,927)
Net Cash Used In Financing Activities	—	(16,416)	(42,927)
Net Decrease in Cash	(275)	(1,570)	(2,943)
Cash at Beginning of Year	629	2,199	5,142
Cash at End of Year	$354	$629	$2,199

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
The Basel III Capital Rules require the Company and the Bank to maintain minimum Common Equity Tier 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum, but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a 2.5% “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Management believes as of December 31, 2024, the Company and the Bank met all capital adequacy requirements to which the Company is subject and satisfied the applicable capital conservation buffer requirements.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank, excluding the 2.5% capital conservation buffer:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Leverage Ratio
Carter Bankshares, Inc.	$448,834	9.56%	$187,837	4.00%	NA	NA
Carter Bank & Trust	441,916	9.42%	187,649	4.00%	$234,561	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$448,834	10.88%	$185,721	4.50%	NA	NA
Carter Bank & Trust	441,916	10.72%	185,422	4.50%	$267,832	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$448,834	10.88%	$247,628	6.00%	NA	NA
Carter Bank & Trust	441,916	10.72%	247,230	6.00%	$329,640	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$500,759	12.13%	$330,171	8.00%	NA	NA
Carter Bank & Trust	493,760	11.98%	329,640	8.00%	$412,050	10.00%

As of December 31, 2023
Leverage Ratio
Carter Bankshares, Inc.	$435,364	9.48%	$183,636	4.00%	NA	NA
Carter Bank & Trust	431,550	9.41%	183,427	4.00%	$229,283	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$435,364	11.08%	$176,868	4.50%	NA	NA
Carter Bank & Trust	431,550	10.99%	176,716	4.50%	$255,256	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$435,364	11.08%	$235,824	6.00%	NA	NA
Carter Bank & Trust	431,550	10.99%	235,621	6.00%	$314,161	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$484,925	12.34%	$314,432	8.00%	NA	NA
Carter Bank & Trust	481,070	12.25%	314,161	8.00%	$392,702	10.00%
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 22 - SEGMENT REPORTING
Carter Bankshares, Inc. (the “Company”) is a holding company and the parent company to its wholly-owned subsidiary Carter Bank and Trust (the “Bank”) that conducts its business solely through the Bank. As a state-chartered commercial bank, the Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to customers. The Company operates through a single operating and reporting segment, Community Banking that offers services which include accepting a full range of deposit products and originating commercial and consumer loans. All financial information is reported on a consolidated basis and is evaluated regularly by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance. The CODM uses the consolidated net income to benchmark the Company against it competitors. The benchmarking analysis in conjunction with monitoring of actual to budget results are used in assessment of performance and in establishing compensation. Loans, investments and deposits provide the revenues, net in the community bank’s operation. Interest expense, (recovery) provision for credit losses and salaries and benefits provide the significant expenses in the community bank’s operation. The results of operations for the Company’s single reporting segment are incorporated by reference to the Consolidated Statements of Income and Consolidated Balance Sheets.

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Carter Bankshares, Inc. and Subsidiaries
Martinsville, Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carter Bankshares, Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Individually Evaluated Other Pool Loans

The Company’s methodology for estimating the allowance for credit losses includes segmentation, quantitative analysis, qualitative analysis, and individually evaluated loans. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. Further, management elected to evaluate certain loans based on shared but unique risk attributes by segmenting into the Other pool. The loans included in the Other pool of the model were underwritten and approved based on standards that are inconsistent with the Company’s current underwriting standards. As of December 31, 2024, $252 million of the Other pool loans were considered individually evaluated with an allowance for credit losses of $30.2 million. This represents 40% of the overall allowance for credit losses.

The reserves for the individually evaluated loans within the Other pool are based upon a modified discounted cash flow method. The modifications to the discounted cash flow method include assumptions with respect to the expected amount and timing of cash flows and the utilization of a discount rate reflective of the inherent risk of the loans. A substantial change in these assumptions could cause a significant impact to the model causing volatility. Management reviews the model output for appropriateness and subjectively adjusts as needed.

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

The primary procedures performed to address this critical audit matter include:

Testing the effectiveness of internal controls over:

•The Company’s affirmation of the key assumptions used in the model, including the discount rate, expected amount and timing of cash flows, and other adjustments
•The completeness and accuracy of data used in the model

Substantively testing management’s estimate, which included:

•Assessing the reasonableness of management’s selection of discount rate, expected amount and timing of cash flows, and other adjustments
•Evaluating the mathematical accuracy of the discounted cash flow model used for the Other pool, including evaluating the completeness and accuracy of loan data used in the model

Allowance for Credit Losses – Adjustments to Economic Forecasts

The Company’s methodology for estimating the allowance for credit losses includes segmentation, quantitative analysis, qualitative analysis, and individually evaluated loans. The Company’s quantitative analysis uses a discounted cash flow with economic forecasts to estimate a loss rate. The qualitative analysis includes adjustments based on the composition of the loan portfolio, changes in current and forecasted economic conditions and changes in the interest rate environment. Management will periodically assess the appropriateness of qualitatively adjusting the allowance for credit losses based on their assessment of current expected credit losses and other economic factors. Principally, these adjustments are centered on potential variances to current economic indices.

We identified the allowance for credit losses – adjustments to economic forecasts as a critical audit matter because of the auditor judgment applied and audit effort to evaluate the subjective judgments made by management in the development of the economic forecast adjustments.

The primary procedures performed to address this critical audit matter include:

Testing the effectiveness of internal controls over:

•The Company’s selection of adjustments to economic forecasts
•The relevance and reliability of data used in determining the economic forecast adjustments

Substantively testing management’s estimate, which included:

•Assessing the reasonableness of management’s judgments related to the need for and selection of adjustments to economic forecasts
•Evaluating the relevance and reliability of data used in determining the economic forecast adjustments
•Evaluating the mathematical accuracy of the application of the economic forecast adjustments within the discounted cash flow model calculation

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.
March 7, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to the Company’s management, including our CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.
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
Based on this assessment, management concludes that, as of December 31, 2024, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).” Crowe LLP, our independent registered public accounting firm, has issued a report on the effectiveness of Company’s internal control over financial reporting as of December 31, 2024, which is included herein.
Changes in Internal Control Over Financial Reporting
No other changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by Part III, Item 10 of Form 10-K is incorporated herein from the sections entitled – “Delinquent Section 16(a) Reports” (if applicable), “Proposal 1 -- Election of Directors,” “Independence and Committee Memberships,” “Executive Officers of the Registrant,” and "Corporate Governance - Meetings and Committee of the Board of Directors" in our proxy statement relating to our May 28, 2025 annual meeting of shareholders.
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
Insider Trading Policies and Procedures
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The Company’s insider trading policies and procedures are filed as an exhibit to this Annual Report on Form 10-K.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by Part III, Item 11 of Form 10-K is incorporated herein from the sections entitled “Executive Compensation” and “Director Compensation” in our proxy statement relating to our May 28, 2025 annual meeting of shareholders.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12 of Form 10-K is incorporated herein from the sections entitled “Principal Beneficial Owners of Carter Bankshares, Inc. Common Stock” and “Beneficial Ownership of Carter

CARTER BANKSHARES, INC. AND SUBSIDIARIES
Bankshares, Inc. Common Stock by Directors and Officers” in our proxy statement relating to our May 28, 2025 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides summary information as of December 31, 2024 related to the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Plan, the only equity compensation plan under which the Company’s securities are authorized for issuance.

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights [1]	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	50,963	2	$—	1,416,491
Equity compensation plans not approved by shareholders	—		—
Total	50,963		$—	1,416,491
1 The weighted average exercise price does not take into account the outstanding performance unit awards noted in footnote (2) of this table. Performance unit awards do not have an exercise price and are delivered without any payment by the award recipient.
2 The amount shown reflects the maximum number of shares that may be issued under outstanding performance units if maximum performance goals are achieved. However, the actual number of shares issued under the performance units will depend on the level of performance achieved during a three-year performance period. The award recipient may receive less than the maximum number of shares under the outstanding performance units and may receive no payout under the outstanding performance units.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13 of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 28, 2025 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Part III, Item 14 of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 28, 2025 annual meeting of shareholders.

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

Consolidated Balance Sheets	71

Consolidated Statements of Income	72

Consolidated Statements of Comprehensive Income (Loss)	73

Consolidated Statements of Changes in Shareholders’ Equity	74

Consolidated Statements of Cash Flows	75

Notes to Consolidated Financial Statements	77

Report of Crowe LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	125

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.7.9*	Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use on and after February 27, 2025 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan

10.7.10*	Form of Performance Unit Agreement (for employee: LTIP) for use on and after February 27, 2025 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan

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

19	Insider Trading Policies and Procedures (filed herewith)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024)

21.1	Subsidiaries of Carter Bankshares, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024)

23.1	Consent of Crowe LLP (filed herewith)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification by principal executive officer pursuant to 18 U.S.C. §1350 (filed herewith)

32.2	Certification by principal financial officer pursuant to 18 U.S.C. §1350 (filed herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)
* Denotes management contract.
ITEM 16. FORM 10-K SUMMARY
None.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 7, 2025

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 7, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Haskins	By:	/s/ Litz H. Van Dyke
Name:	James W. Haskins	Name:	Litz H. Van Dyke
Title:	Chairman of the Board	Title:	Director and Chief Executive Officer
Date:	March 7, 2025	Date:	March 7, 2025

By:	/s/ Phyllis Q. Karavatakis	By:	/s/ Michael R. Bird
Name:	Phyllis Q. Karavatakis	Name:	Michael R. Bird
Title:	Vice Chairman of the Board	Title:	Director
Date:	March 7, 2025	Date:	March 7, 2025

By:		By:	/s/ Robert M. Bolton
Name:	Kevin S. Bloomfield	Name:	Robert M. Bolton
Title:	Director	Title:	Director
Date:	March 7, 2025	Date:	March 7, 2025

By:	/s/ Gregory W. Feldmann	By:	/s/ Jacob A. Lutz III
Name:	Gregory W. Feldmann	Name:	Jacob A. Lutz III
Title:	Director	Title:	Director
Date:	March 7, 2025	Date:	March 7, 2025

By:	/s/ E. Warren Matthews	By:	/s/ Catharine L. Midkiff
Name:	E. Warren Matthews	Name:	Catharine L. Midkiff
Title:	Director	Title:	Director
Date:	March 7, 2025	Date:	March 7, 2025

CARTER BANKSHARES, INC. AND SUBSIDIARIES

By:	/s/ Curtis E. Stephens	By:	/s/ Elizabeth Lester Walsh
Name:	Curtis E. Stephens	Name:	Elizabeth Lester Walsh
Title:	Director	Title:	Director
Date:	March 7, 2025	Date:	March 7, 2025