Form 10-Q
period 2025-03-31
Carter Bankshares, Inc.
filed 2025-05-08
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of April 30, 2025 there were 23,159,013 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	March 31, 2025	December 31, 2024
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $46,490 at March 31, 2025 and $91,563 at December 31, 2024	$88,999	$131,171
Securities Available-for-Sale, at Fair Value (amortized cost of $817,348 and $800,741, respectively)	745,390	718,400
Equity Securities	10,178	10,041
Portfolio Loans	3,687,495	3,624,826
Allowance for Credit Losses	(73,518)	(75,600)
Portfolio Loans, net	3,613,977	3,549,226

Bank Premises and Equipment, net	73,944	74,329
Other Real Estate Owned, net	577	659
Federal Home Loan Bank Stock, at Cost	5,875	6,487
Bank Owned Life Insurance	48,224	59,588
Other Assets	113,123	109,288
Total Assets	$4,700,287	$4,659,189

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$631,714	$634,436
Interest-Bearing Demand	794,059	726,947
Money Market	528,381	512,162
Savings	353,394	355,506
Certificates of Deposit	1,893,379	1,924,370
Total Deposits	4,200,927	4,153,421
Federal Home Loan Bank Borrowings	55,000	70,000
Reserve for Unfunded Loan Commitments	3,072	3,186
Other Liabilities	39,522	48,269
Total Liabilities	4,298,521	4,274,876

Commitment and Contingencies - see NOTE 10.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 23,161,993 shares at March 31, 2025, and 23,069,175 shares at December 31, 2024	23,162	23,069
Additional Paid-in Capital	92,418	92,159
Retained Earnings	342,559	333,606
Accumulated Other Comprehensive Loss	(56,373)	(64,521)
Total Shareholders’ Equity	401,766	384,313
Total Liabilities and Shareholders’ Equity	$4,700,287	$4,659,189
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in Thousands Except per Share Data)	2025	2024
INTEREST INCOME
Loans, including fees
Taxable	$47,825	$44,817
Non-Taxable	601	709
Investment Securities
Taxable	6,655	7,743
Non-Taxable	66	67
Federal Reserve Bank Excess Reserves	702	322
Interest on Bank Deposits	46	13
Dividend Income	112	378
Total Interest Income	56,007	54,049
Interest Expense
Interest Expense on Deposits	25,023	20,717
Interest on Other Borrowings	846	4,913
Total Interest Expense	25,869	25,630
NET INTEREST INCOME	30,138	28,419
(Recovery) Provision for Credit Losses	(2,025)	16
Recovery for Unfunded Commitments	(114)	(43)
Net Interest Income After (Recovery) Provision for Credit Losses	32,277	28,446
NONINTEREST INCOME
Service Charges, Commissions and Fees	1,874	1,875
Debit Card Interchange Fees	2,104	2,086
Insurance Commissions	344	614
Bank Owned Life Insurance Income	341	348
Other	2,238	122
Total Noninterest Income	6,901	5,045
NONINTEREST EXPENSE
Salaries and Employee Benefits	13,657	14,200
Occupancy Expense, net	4,472	3,748
FDIC Insurance Expense	1,430	1,687
Other Taxes	947	906
Advertising Expense	911	357
Telephone Expense	304	417
Professional and Legal Fees	1,230	1,513
Data Processing	1,444	891
Debit Card Expense	992	756
Other	2,655	1,782
Total Noninterest Expense	28,042	26,257
Income Before Income Taxes	11,136	7,234
Income Tax Provision	2,183	1,423
Net Income	$8,953	$5,811
Earnings per Common Share:
Basic Earnings per Common Share	$0.39	$0.25
Diluted Earnings per Common Share	$0.39	$0.25
Average Shares Outstanding-Basic & Diluted	22,873,800	22,770,311
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
Net Income	$8,953	$5,811
Other Comprehensive Income:
Net Unrealized Gains on Securities Available-for-Sale:
Net Unrealized Gains Arising during the Period	10,383	2,119
Tax Effect	(2,235)	(476)
Net Unrealized Gains Recognized in Other Comprehensive Income	8,148	1,643
Other Comprehensive Income:	8,148	1,643
Comprehensive Income	$17,101	$7,454
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2024	$23,069	$92,159	$333,606	$(64,521)	$384,313
Net Income	—	—	8,953	—	8,953
Other Comprehensive Income, Net of Tax	—	—	—	8,148	8,148
Forfeiture of Restricted Stock (8,359 shares)	(8)	(121)	—	—	(129)
Issuance of Restricted Stock (101,177 shares)	101	(101)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	481	—	—	481
Balance March 31, 2025	$23,162	$92,418	$342,559	$(56,373)	$401,766

	Three Months Ended March 31, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
Net Income	—	—	5,811	—	5,811
Other Comprehensive Income, Net of Tax	—	—	—	1,643	1,643
Forfeitures of Restricted Stock (5,658 shares)	(6)	(66)	—	—	(72)
Issuance of Restricted Stock (69,896 shares)	70	(70)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	441	—	—	441
Balance March 31, 2024	$23,021	$90,947	$314,894	$(69,796)	$359,066
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
OPERATING ACTIVITIES
Net Income	$8,953	$5,811
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
(Recovery) Provision for Credit Losses, including Recovery for Unfunded Commitments	(2,139)	(27)
Origination of Loans Held-for-Sale	(2,463)	(2,195)
Proceeds From Loans Held-for-Sale	2,502	2,232
Depreciation/Amortization of Bank Premises and Equipment	1,911	1,672
Provision for Deferred Taxes	1,121	189
Net Amortization of Securities	875	1,044
Tax Credit Amortization	162	163
Gains on Sales of Loans Held-for-Sale	(39)	(37)
Unrealized Gain on Equity Securities	(137)	—
Commercial Loan Swap Derivative Loss (Income)	44	(14)
Increase in the Value of Life Insurance Contracts	(341)	(348)
Gain on Bank Owned Life Insurance Death Benefit	(1,882)	—
1035 Exchange Fee on Bank Owned Life Insurance	275	—
Balance Sheet Hedge Fair Value Adjustment	140	—
Recognition of Restricted Stock Compensation Expense	481	441
Decrease in Other Assets	1,868	2,125
(Decrease) Increase in Other Liabilities	(4,955)	6,578
Net Cash Provided By Operating Activities	6,376	17,634
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Maturities, Redemptions, and Paydowns	16,199	11,246
Purchases	(33,681)	—
Purchase of Bank Premises and Equipment, Net	(1,523)	(1,305)
Redemption of Federal Home Loan Bank Stock, net	612	3,716
Loan Originations, net	(63,348)	(4,874)
Proceeds from Death Benefit on Bank Owned Life Insurance	687	—
Proceeds from Sales and Payments of Other Real Estate Owned	—	1,458
Net Cash (Used In) Provided by Investing Activities	(81,054)	10,241
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	78,497	577
(Decrease) Increase in Certificates of Deposits	(30,991)	108,029
Proceeds from Federal Home Loan Bank Borrowings	25,000	903,500
Repayments on Federal Home Loan Bank Borrowings	(40,000)	(986,400)
Net Cash Provided By Financing Activities	32,506	25,706
Net (Decrease) Increase in Cash and Cash Equivalents	(42,172)	53,581
Cash and Cash Equivalents at Beginning of Period	131,171	54,529
Cash and Cash Equivalents at End of Period	$88,999	$108,110
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
SUPPLEMENTARY DATA
Cash Interest Paid	$27,354	$24,910
Cash Paid for Income Taxes	15	25
Transfer from Loans to Other Real Estate Owned	—	1,181
See accompanying notes to unaudited Consolidated Financial Statements.

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
Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”), on March 7, 2025. In management’s opinion, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly our financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative to the results of operations that may be expected for a full year or any future period.
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
Accounting Standard Adopted in 2025
On March 29, 2024 the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update, (“ASU”) 2024-02, Codification Improvements— Amendments to Remove References to the Concepts Statements, which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The adoption of this ASU 2024-02 was effective January 1, 2025 and did not have a material impact to the Company’s Consolidated Financial Statements.
Accounting Standards Issued but Not Yet Adopted
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. The ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. The ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state and foreign taxes. The ASU is effective in the annual period beginning on January 1, 2025, though early adoption is permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands, except share and per share data)	2025	2024
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$8,953	$5,811
Less: Income allocated to participating shares	93	60
Net Income Allocated to Common Shareholders - Basic & Diluted	$8,860	$5,751

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,114,817	23,007,561
Less: Average Participating Securities	241,017	237,250
Weighted Average Common Shares Outstanding - Basic & Diluted	22,873,800	22,770,311

Earnings per Common Share – Basic	$0.39	$0.25
Earnings per Common Share – Diluted	$0.39	$0.25

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities at the dates presented:

	March 31, 2025
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$25,226	$23	$(625)	$24,624
Residential Mortgage-Backed Securities	107,642	4	(9,173)	98,473
Commercial Mortgage-Backed Securities	20,989	33	(550)	20,472
Other Commercial Mortgage-Backed Securities	31,570	—	(1,810)	29,760
Asset Backed Securities	120,898	4	(7,985)	112,917
Collateralized Mortgage Obligations	177,602	44	(9,095)	168,551
States and Political Subdivisions	262,671	—	(35,851)	226,820
Corporate Notes	70,750	—	(6,977)	63,773
Total	$817,348	$108	$(72,066)	$745,390

	December 31, 2024
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	27,634	36	(720)	26,950
Residential Mortgage-Backed Securities	106,593	3	(10,443)	96,153
Commercial Mortgage-Backed Securities	22,233	30	(676)	21,587
Other Commercial Mortgage-Backed Securities	24,064	—	(2,094)	21,970
Asset Backed Securities	127,978	14	(9,471)	118,521
Collateralized Mortgage Obligations	158,610	8	(10,030)	148,588
States and Political Subdivisions	262,879	—	(41,698)	221,181
Corporate Notes	70,750	—	(7,300)	63,450
Total	$800,741	$91	$(82,432)	$718,400
The Company did not have securities classified as held-to-maturity at March 31, 2025 or December 31, 2024.
At March 31, 2025 and December 31, 2024 the Company had no gross or net realized gains and losses. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized gains (losses) reflect reclassification adjustments in the calculation of Other Comprehensive Income. The net realized gains (losses) are included in noninterest income as gains on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity at the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2025
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$25	$25
Due after One Year through Five Years	36,041	33,871
Due after Five Years through Ten Years	286,683	251,576
Due after Ten Years	35,898	29,745
Residential Mortgage-Backed Securities	107,642	98,473
Commercial Mortgage-Backed Securities	20,989	20,472
Other Commercial Mortgage-Backed Securities	31,570	29,760
Collateralized Mortgage Obligations	177,602	168,551
Asset Backed Securities	120,898	112,917
Total	$817,348	$745,390
At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $298.2 million at March 31, 2025 and $300.1 million at December 31, 2024.
Available-for-sale securities with unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	11	$6,322	$(21)	22	$15,914	$(604)	33	$22,236	$(625)
Residential Mortgage-Backed Securities	2	2,162	(10)	40	95,555	(9,163)	42	97,717	(9,173)
Commercial Mortgage-Backed Securities	8	2,361	(8)	41	12,850	(542)	49	15,211	(550)
Other Commercial Mortgage-Backed Securities	1	5,006	(14)	8	22,233	(1,796)	9	27,239	(1,810)
Asset Backed Securities	6	14,124	(29)	27	77,290	(7,956)	33	91,414	(7,985)
Collateralized Mortgage Obligations	8	20,473	(68)	73	129,460	(9,027)	81	149,933	(9,095)
States and Political Subdivisions	—	—	—	153	226,820	(35,851)	153	226,820	(35,851)
Corporate Notes	—	—	—	21	63,773	(6,977)	21	63,773	(6,977)
Total Debt Securities	36	$50,448	$(150)	385	$643,895	$(71,916)	421	$694,343	$(72,066)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	12	6,574	(60)	18	14,558	(660)	30	21,132	(720)
Residential Mortgage-Backed Securities	1	7	—	40	95,326	(10,443)	41	95,333	(10,443)
Commercial Mortgage-Backed Securities	10	2,743	(8)	42	13,780	(668)	52	16,523	(676)
Other Commercial Mortgage-Backed Securities	—	—	—	8	21,970	(2,094)	8	21,970	(2,094)
Asset Backed Securities	1	1,176	(5)	27	76,333	(9,466)	28	77,509	(9,471)
Collateralized Mortgage Obligations	2	2,339	(2)	74	132,902	(10,028)	76	135,241	(10,030)
States and Political Subdivisions	—	—	—	153	221,181	(41,698)	153	221,181	(41,698)
Corporate Notes	—	—	—	21	63,450	(7,300)	21	63,450	(7,300)
Total Debt Securities	26	$12,839	$(75)	383	$639,500	$(82,357)	409	$652,339	$(82,432)
The Company did not record an allowance for credit losses, (“ACL”), on its investment securities during the three months ended March 31, 2025 or at December 31, 2024 as the Company did not have any related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of March 31, 2025, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. It should be noted that we may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company determined the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through (recovery) provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive income, net of applicable taxes. During the three months ended March 31, 2025 and March 31, 2024, the Company had no credit related net investment impairment losses.
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
During the three months ended March 31, 2025, the Company recognized an unrealized fair value gain of $137 thousand on these equity securities. This unrealized fair value gain is recorded in other noninterest income on the Consolidated Statements of Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 4 – LOANS
The composition of the loan portfolio by dollar amount is shown in the table below at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Commercial
Commercial Real Estate	$1,915,863	$1,869,831
Commercial and Industrial	234,024	230,483
Total Commercial Loans	2,149,887	2,100,314
Consumer
Residential Mortgages	801,253	777,471
Other Consumer	28,804	28,908
Total Consumer Loans	830,057	806,379
Construction	459,285	462,930
Other	248,266	255,203
Total Portfolio Loans	3,687,495	3,624,826
Loans Held-for-Sale	—	—
Total Loans	$3,687,495	$3,624,826
Loan Restructurings
The following table shows the amortized cost basis as of March 31, 2025 and March 31, 2024 for the loans restructured during the three months ended March 31, 2025 and March 31, 2024 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

	Restructured Loans			Restructured Loans
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	1	$4,516	0.24%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	1	$4,516	0.12%	—	$—	—%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	5	155,189	62.51%	—	—	—%
Total Nonaccrual Restructured Loans	5	$155,189	4.21%	—	$—	—%
Total Restructured Loans	6	$159,705	4.33%	—	$—	—%
The Company had no loans that were restructured during the three months ended March 31, 2024.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the three months ended March 31, 2025:

Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Accruing Restructured Loans
Commercial Real Estate	$4,516	$—	$—
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	—	—	—
Total Accruing Restructured Loans	$4,516	$—	$—

Nonaccrual Restructured Loans
Commercial Real Estate	$—	$—	$—
Commercial and Industrial	—	—	—
Residential Mortgages	—	—	—
Other Consumer	—	—	—
Construction	—	—	—
Other	155,189	—	—
Total Nonaccrual Restructured Loans	$155,189	$—	$—
Total Restructured Loans	$159,705	$—	$—
The following table presents the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the period presented.

	Three Months Ended March 31, 2025
(Dollars in Thousands)	Payment Delay	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$4,516	$—	$4,516	0.24%
Other	—	155,189	155,189	62.51%
Total	$4,516	$155,189	$159,705	4.33%
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the period presented:

Three Months Ended March 31, 2025
(Dollars in Thousands)	Weighted-Average Payment Delay	Weighted-Average Term Extension/Payment Delay
Commercial Real Estate	0.32 years	—
Other	—	0.92 years
As of March 31, 2025 and December 31, 2024, the Bank had no commitments to lend any additional funds on restructured loans. As of March 31, 2025 and March 31, 2024 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of March 31, 2025 and December 31, 2024, the Company had $0.2 million and $0.4 million, respectively, of residential real estate in the process of foreclosure. We also had no residential real estate included in OREO at March 31, 2025 or at December 31, 2024, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 5 - ALLOWANCE FOR CREDIT LOSSES
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
Other loans, which includes the Company’s largest lending relationship, has unique risk attributes considered inconsistent with our current underwriting standards. The ACL reserve for the Other segment is based on a models based on projected discounted cash flows and supportable loan amount and reserves will fluctuate based on expected cash flow changes and curtailments in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018.
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
The Company has a loan review policy and annual scope report that details the level of loan review for loans in a given year. The annual loan review provides the Credit Risk Committee with an independent analysis of the following: 1) credit quality of the loan portfolio, 2) compliance with the loan policy, 3) adequacy of documentation in credit files and 4) validity of risk ratings. Since 2020 and continuing through 2025, the Company used a five step approach for loan review in the following categories:
•Individual reviews of the top twenty large loan relationships (“LLRs”), which are defined as any individual commercial loan or aggregate commercial relationship totaling $2.0 million or more;
•A sampling of small LLRs, which are defined as individual commercial loans or relationships with aggregate exposure of $2.0 million or more but not included in the top twenty LLRs;
•A sampling review of commercial loans up to $10 million in commitment; and
•Focus reviews of micro commercial loans defined as $2.0 million or less, to evaluate emerging risk rather than individual loan risk. Focus reviews are performed annually on a rotational basis.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The ability of borrowers to repay commercial loans is dependent upon the success of their business and general economic conditions. Due to the greater potential for loss within our commercial portfolio, we monitor the commercial loan portfolio through an internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and are reviewed on an ongoing basis according to our internal policies. Loans rated special mention or substandard have potential or well-defined weaknesses not generally found in high quality, performing loans, and require attention from management to limit loss. The loan portfolio has not yet been significantly impacted by tariffs or other actual or potential changes in trade policies, but potential supply chain disruption and commodity price volatility present addition risk to the loan portfolio.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of March 31,:

	Risk Rating
(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$54,912	$185,789	$295,093	$417,116	$236,973	$667,046	$44,629	$1,901,558
Special Mention	—	—	—	—	—	56	—	56
Substandard	—	9,504	—	4,516	107	86	36	14,249
Total Commercial Real Estate	$54,912	$195,293	$295,093	$421,632	$237,080	$667,188	$44,665	$1,915,863
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$270	$754	$22,994	$24,078	$12,272	$129,619	$41,031	$231,018
Special Mention	—	—	—	612	—	—	1,324	1,936
Substandard	—	—	—	17	1,023	30	—	1,070
Total Commercial and Industrial	$270	$754	$22,994	$24,707	$13,295	$129,649	$42,355	$234,024
YTD Gross Charge-offs	—	—	—	7	—	—	—	7

Residential Mortgages
Pass	$34,459	$22,528	$69,718	$277,139	$156,721	$179,512	$55,759	$795,836
Special Mention	—	—	—	—	—	91	—	91
Substandard	—	—	—	519	—	3,957	850	5,326
Total Residential Mortgages	$34,459	$22,528	$69,718	$277,658	$156,721	$183,560	$56,609	$801,253
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$9,438	$10,232	$4,249	$2,040	$677	$2,130	$—	$28,766
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	21	—	7	10	—	—	38
Total Other Consumer	$9,438	$10,253	$4,249	$2,047	$687	$2,130	$—	$28,804
YTD Gross Charge-offs	—	51	12	66	37	5	—	171

Construction
Pass	$13,047	$90,300	$191,895	$139,629	$5,798	$8,895	$5,031	$454,595
Special Mention	—	—	—	—	—	4,477	—	4,477
Substandard	—	—	—	—	173	40	—	213
Total Construction	$13,047	$90,300	$191,895	$139,629	$5,971	$13,412	$5,031	$459,285
YTD Gross Charge-offs	—	—	—	1	—	—	—	1

Other
Pass	$—	$—	$—	$—	$—	$3,202	$—	$3,202
Special Mention	—	—	—	—	—	—	—	—
Substandard	155,189	89,875	—	—	—		—	245,064
Total Other Loans	$155,189	$89,875	$—	$—	$—	$3,202	$—	$248,266
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$112,126	$309,603	$583,949	$860,002	$412,441	$990,404	$146,450	$3,414,975
Special Mention	—	—	—	612	—	4,624	1,324	6,560
Substandard	155,189	99,400	—	5,059	1,313	4,113	886	265,960
Total Portfolio Loans	$267,315	$409,003	$583,949	$865,673	$413,754	$999,141	$148,660	$3,687,495
Current YTD Period:
YTD Gross Charge-offs	$—	$51	$12	$74	$37	$5	$—	$179

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31,:

	Risk Rating
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$184,228	$279,983	$424,195	$241,233	$132,329	$552,439	$45,906	$1,860,313
Special Mention	2,400	—	—	—	—	60	—	2,460
Substandard	—	—	6,182	109	—	615	152	7,058
Total Commercial Real Estate	$186,628	$279,983	$430,377	$241,342	$132,329	$553,114	$46,058	$1,869,831
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$1,130	$23,676	$24,645	$12,843	$19,261	$116,868	$28,989	$227,412
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	685	1,026	33	—	1,327	3,071
Total Commercial and Industrial	$1,130	$23,676	$25,330	$13,869	$19,294	$116,868	$30,316	$230,483
YTD Gross Charge-offs	—	—	—	21	18	1	—	40

Residential Mortgages
Pass	$31,766	$68,926	$278,320	$155,637	$69,417	$115,181	$53,267	$772,514
Special Mention	—	—	—	—	—	92	—	92
Substandard	—	—	527	—	2,053	1,597	688	4,865
Total Residential Mortgages	$31,766	$68,926	$278,847	$155,637	$71,470	$116,870	$53,955	$777,471
YTD Gross Charge-offs	—	1	—	—	—	31	—	32

Other Consumer
Pass	$17,896	$5,042	$2,456	$905	$2,433	$124	$32	$28,888
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	8	11	—	—	—	20
Total Other Consumer	$17,896	$5,043	$2,464	$916	$2,433	$124	$32	$28,908
YTD Gross Charge-offs	250	119	965	378	27	20	—	1,759

Construction
Pass	$99,592	$192,593	$138,982	$11,479	$2,408	$6,779	$6,390	$458,223
Special Mention	—	—	—	—	4,429	50	—	4,479
Substandard	—	—	—	185	43	—	—	228
Total Construction	$99,592	$192,593	$138,982	$11,664	$6,880	$6,829	$6,390	$462,930
YTD Gross Charge-offs	—	—	1	—	—	156	—	157

Other
Pass	$—	$—	$—	$—	$—	$3,221	$—	$3,221
Special Mention	—	—	—	—	—	—	—	—
Substandard	251,982	—	—	—	—	—	—	251,982
Total Other Loans	$251,982	$—	$—	$—	$—	$3,221	$—	$255,203
YTD Gross Charge-offs	15,000	—	—	—	—	—	—	15,000

Total Portfolio Loans
Pass	$334,612	$570,220	$868,598	$422,097	$225,848	$794,612	$134,584	$3,350,571
Special Mention	2,400	—	—	—	4,429	202	—	7,031
Substandard	251,982	1	7,402	1,331	2,129	2,212	2,167	267,224
Total Portfolio Loans	$588,994	$570,221	$876,000	$423,428	$232,406	$797,026	$136,751	$3,624,826
Current YTD Period:
YTD Gross Charge-offs	$15,250	$120	$966	$399	$45	$208	$—	$16,988
The Bank’s largest credit relationship was nonperforming and rated as substandard at both March 31, 2025 and December 31, 2024 with an aggregate principal balance of $245.1 million and $252.0 million at March 31, 2025 and December 31, 2024, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of March 31,:

(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$54,912	$185,789	$295,093	$421,632	$236,973	$667,102	$44,629	$1,906,130
Nonperforming	—	9,504	—	—	107	86	36	9,733
Total Commercial Real Estate	$54,912	$195,293	$295,093	$421,632	$237,080	$667,188	$44,665	$1,915,863
Commercial and Industrial
Performing	$270	$754	$22,994	$24,690	$12,272	$129,619	$42,355	$232,954
Nonperforming	—	—	—	17	1,023	30	—	1,070
Total Commercial and Industrial	$270	$754	$22,994	$24,707	$13,295	$129,649	$42,355	$234,024
Residential Mortgages
Performing	$34,459	$22,528	$69,718	$277,139	$156,721	$179,603	$55,759	$795,927
Nonperforming	—	—	—	519	—	3,957	850	5,326
Total Residential Mortgages	$34,459	$22,528	$69,718	$277,658	$156,721	$183,560	$56,609	$801,253
Other Consumer
Performing	$9,438	$10,232	$4,249	$2,040	$677	$2,130	$—	$28,766
Nonperforming	—	21	—	7	10	—	—	38
Total Other Consumer	$9,438	$10,253	$4,249	$2,047	$687	$2,130	$—	$28,804
Construction
Performing	$13,047	$90,300	$191,895	$139,629	$5,798	$13,372	$5,031	$459,072
Nonperforming	—	—	—	—	173	40	—	213
Total Construction	$13,047	$90,300	$191,895	$139,629	$5,971	$13,412	$5,031	$459,285
Other
Performing	$—	$—	$—	$—	$—	$3,202	$—	$3,202
Nonperforming	155,189	89,875	—	—	—	—	—	245,064
Total Other Loans	$155,189	$89,875	$—	$—	$—	$3,202	$—	$248,266
Total Portfolio Loans
Performing	$112,126	$309,603	$583,949	$865,130	$412,441	$995,028	$147,774	$3,426,051
Nonperforming	155,189	99,400	—	543	1,313	4,113	886	261,444
Total Portfolio Loans	$267,315	$409,003	$583,949	$865,673	$413,754	$999,141	$148,660	$3,687,495

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31,:

(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$186,628	$279,983	$430,076	$241,233	$132,329	$552,500	$45,906	$1,868,655
Nonperforming	—	—	301	109	—	614	152	1,176
Total Commercial Real Estate	$186,628	$279,983	$430,377	$241,342	$132,329	$553,114	$46,058	$1,869,831
Commercial and Industrial
Performing	$1,130	$23,676	$25,311	$12,843	$19,261	$116,868	$30,316	$229,405
Nonperforming	—	—	19	1,026	33	—	—	1,078
Total Commercial and Industrial	$1,130	$23,676	$25,330	$13,869	$19,294	$116,868	$30,316	$230,483
Residential Mortgages
Performing	$31,766	$68,926	$278,320	$155,637	$69,417	$115,273	$53,267	$772,606
Nonperforming	—	—	527	—	2,053	1,597	688	4,865
Total Residential Mortgages	$31,766	$68,926	$278,847	$155,637	$71,470	$116,870	$53,955	$777,471
Other Consumer
Performing	$17,896	$5,043	$2,455	$905	$2,433	$124	$32	$28,888
Nonperforming	—	—	9	11	—	—	—	20
Total Other Consumer	$17,896	$5,043	$2,464	$916	$2,433	$124	$32	$28,908
Construction
Performing	$99,592	$192,593	$138,982	$11,479	$6,837	$6,829	$6,390	$462,702
Nonperforming	—	—	—	185	43	—	—	228
Total Construction	$99,592	$192,593	$138,982	$11,664	$6,880	$6,829	$6,390	$462,930
Other
Performing	$—	$—	$—	$—	$—	$3,221	$—	$3,221
Nonperforming	251,982	—	—	—	—	—	—	251,982
Total Other Loans	$251,982	$—	$—	$—	$—	$3,221	$—	$255,203
Total Portfolio Loans
Performing	$337,012	$570,221	$875,144	$422,097	$230,277	$794,815	$135,911	$3,365,477
Nonperforming	251,982	—	856	1,331	2,129	2,211	840	259,349
Total Portfolio Loans	$588,994	$570,221	$876,000	$423,428	$232,406	$797,026	$136,751	$3,624,826

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans at the dates presented:

	March 31, 2025
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,905,870	$260	$—	$260	$9,733	$1,915,863
Commercial & Industrial	232,169	5	780	785	1,070	234,024
Residential Mortgages	794,999	928	—	928	5,326	801,253
Other Consumer	28,515	191	60	251	38	28,804
Construction	459,072	—	—	—	213	459,285
Other	3,202	—	—	—	245,064	248,266
Total	$3,423,827	$1,384	$840	$2,224	$261,444	$3,687,495

	December 31, 2024
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,866,013	$2,642	$—	$2,642	$1,176	$1,869,831
Commercial & Industrial	229,225	180	—	180	1,078	230,483
Residential Mortgages	771,689	867	50	917	4,865	777,471
Other Consumer	28,582	208	98	306	20	28,908
Construction	461,919	783	—	783	228	462,930
Other	3,221	—	—	—	251,982	255,203
Total	$3,360,649	$4,680	$148	$4,828	$259,349	$3,624,826
Loans past due 90 days or more and still accruing are automatically transferred to nonaccrual status and were zero at March 31, 2025 and December 31, 2024, respectively.
There were no nonaccrual or past due loans related to loans held-for-sale as of March 31, 2025 and December 31, 2024, respectively.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment of loan at the dates presented. There were no loans at the dates presented that were past due more than 90 days and still accruing.

	March 31, 2025			December 31, 2024
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial Real Estate	$9,504	$229	$9,733	$—	$1,176	$1,176
Commercial and Industrial	—	1,070	1,070	—	1,078	1,078
Residential Mortgages	2,018	3,308	5,326	2,053	2,812	4,865
Other Consumer	—	38	38	—	20	20
Construction	—	213	213	—	228	228
Other	—	245,064	245,064	—	251,982	251,982
Total Portfolio Loans	$11,522	$249,922	$261,444	$2,053	$257,296	$259,349
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, management believes delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, management automatically transfers loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans, and loans that have been characterized as restructured

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or greater and/or based on management’s discretion; unless we elect to maintain the loan in the general pool. During the three months ended March 31, 2025 and March 31, 2024, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.
The following table presents the amortized cost basis of individually evaluated loans at the dates presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported in the (recovery) provision for credit losses on loans in the period of change.

	March 31, 2025
Collateral Type	Warehouse	Equipment	Single Family	Multi Family	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$9,504	$—	$—	$4,516	$—	$14,020
Commercial and Industrial	—	1,023	—	—	—	1,023
Residential Mortgage	—	—	2,018	—	—	2,018
Other	—	—	—	—	245,064	245,064
Total	$9,504	$1,023	$2,018	$4,516	$245,064	$262,125

	December 31, 2024
Collateral Type	Equipment	Single Family	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial and Industrial	1,026	—	—	1,026
Residential Mortgage	—	2,053	—	2,053
Other	—	—	251,982	251,982
Total	$1,026	$2,053	$251,982	$255,061
The following tables presents activity in the ACL for the periods presented:

	Three Months Ended March 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$20,146	$2,791	$10,389	$682	$11,297	$30,295	$75,600
(Recovery) Provision for Credit Losses on Loans	(2)	(112)	446	72	752	(3,181)	(2,025)
Charge-offs	—	(7)	—	(171)	(1)	—	(179)
Recoveries	—	3	8	110	1	—	122
Net (Charge-offs) Recoveries	—	(4)	8	(61)	—	—	(57)
Balance, End of Period	$20,144	$2,675	$10,843	$693	$12,049	$27,114	$73,518

	Three Months Ended March 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
(Recovery) Provision for Credit Losses on Loans	(711)	(208)	180	253	503	(1)	16
Charge-offs	—	(18)	(23)	(480)	(156)	—	(677)
Recoveries	—	1	2	142	—	—	145
Net Charge-offs	—	(17)	(21)	(338)	$(156)	—	(532)
Balance, End of Period	$19,162	$3,061	$11,038	$783	$8,139	$54,353	$96,536

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 6 - FAIR VALUE MEASUREMENTS
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of March 31, 2025, Level 1 fair values are available for each of the Company’s equity securities.
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
The Company previously used pay-fixed/receive-floating interest rate swaps (the “Pay-Fixed Swap Agreements”). The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in the amortizing single family mortgages and CRE loans. These fair value hedges were utilized to convert the hedged loans from a fixed rate to a synthetic floating Secured Overnight Financing Rate (“SOFR”). As long as a hedging instrument was designated and the results of the effectiveness testing support that the instrument qualified for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument were accounted for in net interest income. The fair value of the hedge was recorded in either other assets or in other liabilities depending on the position of the hedge, and the offset was recorded in loans. This was the case whether or not economic mismatches exist in the hedging relationship. As a result, there was no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses was recognized in the period in which the hedged transactions had an impact to earnings. As of March 31, 2025 the Company had since terminated all its Pay-Fixed Swap Agreements.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At March 31, 2025 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	March 31, 2025
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$24,624	$—	$24,624	$—
Residential Mortgage-Backed Securities	98,473	—	98,473	—
Commercial Mortgage-Backed Securities	20,472	—	20,472	—
Other Commercial Mortgage-Backed Securities	29,760	—	29,760	—
Asset Backed Securities	112,917	—	112,917	—
Collateralized Mortgage Obligations	168,551	—	168,551	—
States and Political Subdivisions	226,820	—	226,820	—
Corporate Notes	63,773	—	56,037	7,736
Total Securities Available-for-Sale	745,390	—	737,654	7,736
Equity Securities	10,178	10,178	—	—
Derivatives	13,879	—	13,879	—
Total	$769,447	$10,178	$751,533	$7,736

Liabilities
Derivatives	$13,723	$—	$13,723	$—
Total	$13,723	$—	$13,723	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$26,950	$—	$26,950	$—
Residential Mortgage-Backed Securities	96,153	—	96,153	—
Commercial Mortgage-Backed Securities	21,587	—	21,587	—
Other Commercial Mortgage-Backed Securities	21,970	—	21,970	—
Asset Backed Securities	118,521	—	118,521	—
Collateralized Mortgage Obligations	148,588	—	148,588	—
States and Political Subdivisions	221,181	—	221,181	—
Corporate Notes	63,450	—	55,692	7,758
Total Securities Available-for-Sale	718,400	—	710,642	7,758
Equity Securities	10,041	10,041	—	—
Portfolio Loan Pool Subject to Fair Value Hedge	622	—	622	—
Derivatives	17,356	—	17,356	—
Total	$746,419	$10,041	$728,620	$7,758

Liabilities
Derivatives	$17,710	$—	$17,710	$—
Total	$17,710	$—	$17,710	$—
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.7 million that are considered to be Level 3 securities at March 31, 2025 and two totaling $7.8 million at December 31, 2024, attributable to the calculated change in fair value of $0.1 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis at the dates presented are summarized below:

	March 31, 2025
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$577	$577
Individually Evaluated Loans	$—	$—	$579	$579

	December 31, 2024
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$659	$659
Individually Evaluated Loans	$—	$—	$579	$579
The Company had one C&I individually evaluated loan totaling $0.6 million measured at fair value on a nonrecurring basis as of March 31, 2025 and at December 31, 2024. The Company’s largest credit relationship is classified as an individually evaluated loan with a net carrying amount totaling $218.0 million at March 31, 2025 and $221.7 million at December 31, 2024. The Company utilized various cash flow and discounting assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $27.1 million at March 31, 2025 and $30.3 million at December 31, 2024. When evaluating the net carrying value of this credit relationship at March 31, 2025, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $0.6 million as of March 31, 2025, compared with $0.7 million at December 31, 2024, primarily due to an additional write-down on an OREO

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
property. The Company had $0.1 million write-downs recorded on OREO for the three months ended March 31, 2025 and had zero write-downs recorded on OREO for the three months ended March 31, 2024.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis at the dates presented:

	March 31, 2025
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$579	Appraisals	Estimated Selling Costs	3.5%	3.5%
Total Individually Evaluated Loans	$579

OREO	389	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	188	Discounted Internal Valuations	Management's Subject Discount	24.0%	24.0%
Total OREO	$577

	December 31, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	579	Discounted Appraisals	Estimated Selling Costs			3.5%	3.5%
Total Individually Evaluated Loans	$579

OREO	143	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	516	Discounted Internal Valuations	Management’s Subject Discount	0.0%	—	24.0%	24.0%
Total OREO	$659
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The carrying values and estimated fair values of our financial instruments at March 31, 2025 and December 31, 2024 are presented in the following tables. Fair values for March 31, 2025 and December 31, 2024 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at March 31, 2025
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$88,999	$42,509	$46,490	$—	$88,999
Securities Available-for-Sale	745,390	—	737,654	7,736	745,390
Equity Securities	10,178	10,178	—	—	10,178
Portfolio Loans, net	3,613,977	—	—	3,441,053	3,441,053
Federal Home Loan Bank Stock, at Cost	5,875	—	—	NA	NA
Other Assets- Interest Rate Derivatives	13,879	—	13,879	—	13,879
Accrued Interest Receivable	17,268	27	4,204	13,037	17,268

Financial Liabilities:
Deposits	$4,200,927	$631,714	$1,675,834	$1,906,680	$4,214,228
Other Liabilities- Interest Rate Derivatives	13,723	—	13,723	—	13,723
FHLB Borrowings	55,000	—	—	54,781	54,781
Accrued Interest Payable	6,733	—	1	6,732	6,733

		Fair Value Measurements at December 31, 2024
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$131,171	$39,608	$91,563	$—	$131,171
Securities Available-for-Sale	718,400	—	710,642	7,758	718,400
Equity Securities	10,041	10,041	—	—	10,041
Portfolio Loans, net	3,549,226	—	—	3,379,192	3,379,192
Federal Home Loan Bank Stock, at Cost	6,487	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,356	—	17,356	—	17,356
Accrued Interest Receivable	17,842	—	4,406	13,436	17,842

Financial Liabilities:
Deposits	$4,153,421	$634,436	$1,594,615	$1,937,914	$4,166,965
Other Liabilities- Interest Rate Derivatives	17,710	—	17,710	—	17,710
FHLB Borrowings	70,000	—	—	69,604	69,604
Accrued Interest Payable	8,218	—	5	8,213	8,218

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
The Company also has the ability to execute on balance sheet hedges. On July 11, 2024, the Company entered into two related Pay-Fixed Swap Agreements for a combined notional amount of $300.0 million. The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in amortizing single family mortgages and CRE loans. These fair value hedges were utilized to convert the hedged loans from a fixed rate to a synthetic floating SOFR. On December 19, 2024, the Company terminated the first Pay-Fixed Swap Agreement with an original notional value of $175.0 million that would have matured on July 11, 2029. Negative interest income adjustments related to the termination of this hedge was $154 thousand. On January 13, 2025, the Company terminated the remaining Pay-Fixed Swap Agreement with an original notional value of $125.0 million that would have matured on July 11, 2027. The negative interest income adjustment for the termination of this hedge was $110 thousand. While these two Pay-Fixed Swap Agreements were effective, the Company recognized interest income of $1.2 million related to these agreements.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	March 31, 2025			December 31, 2024
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	7	$3,560	$8	3	$866	$2
Interest Rate Swap Contracts – Commercial Loans	56	365,446	13,871	56	368,850	17,354
Total Derivatives not Designated as Hedging Instruments	63	$369,006	$13,879	59	$369,716	$17,356

Total Derivatives	63	$369,006	$13,879	59	$369,716	$17,356

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	March 31, 2025			December 31, 2024
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	—	$—	$—	1	$125,000	$554
Total Derivatives Designated as Hedging Instruments	—	$—	$—	1	$125,000	$554

Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	7	$3,560	$8	3	$866	$2
Interest Rate Swap Contracts – Commercial Loans	56	365,446	13,715	56	368,850	17,154
Total Derivatives not Designated as Hedging Instruments	63	$369,006	$13,723	59	$369,716	$17,156

Total Derivatives	63	$369,006	$13,723	60	$494,716	$17,710
The following table indicates the (loss) income recognized within “other noninterest income” in the Consolidated Statements of Income for derivatives as of the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$(140)	$—
Total Derivative Loss Designated as Hedging Instruments	(140)	—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	6	(3)
Forward Sale Contracts – Mortgage Loans	(6)	3
Interest Rate Swap Contracts – Commercial Loans	(44)	14
Total Derivative (Loss) Income not Designated as Hedging Instruments	(44)	14

Net Derivative (Loss) Income	$(184)	$14
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table indicates the gross amounts of derivative assets and derivative liabilities designated as hedging instruments and not designated as hedging instruments, the amounts offset and the carrying values included in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments
Gross Amounts Recognized	$—	$—	$—	$592
Gross Amounts Offset	—	—	—	38
Net Amounts Presented in the Consolidated Balance Sheets	—	—	—	554

Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	13,879	17,356	13,723	17,156
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	13,879	17,356	13,723	17,156

Net Amount	$13,879	$17,356	$13,723	$17,710
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Noninterest-Bearing Demand	$631,714	$634,436
Interest-Bearing Demand	794,059	726,947
Money Market	528,381	512,162
Savings	353,394	355,506
Certificates of Deposits	1,893,379	1,924,370
Total	$4,200,927	$4,153,421
All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. The Dodd-Frank Act, signed into law on July 21, 2010, makes permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at March 31, 2025 and December 31, 2024 were $295.0 million and $297.9 million, respectively.
At both March 31, 2025 and December 31, 2024, total brokered deposits (excluding the Certificate of Deposit Account Registry Services (“CDARS”) and ICS two-way) were $196.1 million, which are included within the “certificates of deposit” line item in the Consolidated Balance Sheet.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	March 31, 2025
3 Months or Less	$657,831
Over 3 Months through 12 Months	730,742
Over 1 Year Through 3 Years	409,783
Over 3 Years	95,023
Total	$1,893,379
Overdrafts reclassified to loans were $0.3 million at both March 31, 2025 and December 31, 2024, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $55.0 million of Federal Home Loan Bank (“FHLB”) borrowings at March 31, 2025 and $70.0 million at December 31, 2024. The decrease of $15.0 million is due to one FHLB advance that matured on March 27, 2025. FHLB borrowings are fixed and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. The Company had no variable rate FHLB borrowings outstanding at March 31, 2025 or December 31, 2024. The FHLB charges prepayment fees for advances that are repaid before maturity, which is the net present value between current market rates and the fixed rate on each borrowing. Total loans pledged as collateral were $1.6 billion at March 31, 2025 and at December 31, 2024. There were no securities available-for-sale pledged as collateral at both March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025, funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets or approximately $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $743.2 million. At March 31, 2025 and at December 31, 2024, the Company has $30.0 million unsecured facilities with three other correspondent financial institutions, as well as, a $45.0 million fully secured facility with one other correspondent financial institution. The Company also has access to the institutional certificate of deposit (“CD”) and brokered deposit markets. The Company did not have outstanding borrowings on these fed funds lines as of March 31, 2025 or December 31, 2024. The Company had the capacity to borrow up to an additional $735.3 million from the FHLB at December 31, 2024.
The following table represents the balance of FHLB borrowings, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
FHLB Borrowings	$55,000	$70,000
Weighted Average Interest Rate	3.99%	4.02%
FHLB Availability	$743,209	$735,294
The following table represents the balance of federal funds purchased, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Federal Funds Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$75,000	$75,000
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to March 31, 2025 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$30,000	4.05%
2 years	25,000	3.92%
3 years	—	— %
4 years	—	— %
5 years	—	— %
Thereafter	—	— %
Total FHLB Borrowings	$55,000	3.99%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $764.7 million at March 31, 2025 and $833.6 million at December 31, 2024, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $435.6 million, or 57.0%, and $445.3 million, or 53.4%, of the commitments to extend credit at March 31, 2025 and December 31, 2024, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $16.8 million at March 31, 2025 and $16.7 million at December 31, 2024.

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Commitments to Extend Credit	$764,687	$833,594
Standby and Performance Letter of Credit	16,796	16,657
Total	$781,483	$850,251
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
The following table presents activity in the life-of-loss reserve on unfunded loan commitments as of and for the dates presented:

(Dollars in Thousands)	March 31, 2025	March 31, 2024
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$3,186	$3,193
Recovery for Unfunded Commitments	(114)	(43)
Balance at end of period	$3,072	$3,150
Amounts are added or subtracted to the recovery for unfunded commitments through a credit or charge to current earnings in the recovery for unfunded commitments. A recovery of $114 thousand was recorded for the three months ended March 31, 2025 for the recovery for unfunded commitments, which resulted in a decrease of $71 thousand compared to the three months ended March 31, 2024.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME
The following table presents the change in components of other comprehensive income for the periods presented, net of tax effects:

(Dollars in Thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Three Months Ended March 31, 2025
Net Unrealized Gains Arising during the Period	$10,383	$(2,235)	$8,148
Other Comprehensive Income	$10,383	$(2,235)	$8,148

Three Months Ended March 31, 2024
Net Unrealized Gains Arising during the Period	$2,119	$(476)	$1,643
Other Comprehensive Income	$2,119	$(476)	$1,643
NOTE 12 - PROVISION FOR INCOME TAXES
The following is a reconciliation of the differences between income tax provision and the amount computed by applying the statutory federal income tax rate to income before taxes for the periods presented:

	Three Months Ended March 31,
	2025		2024
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$2,339	21.0	$1,519	21.0
State Income Tax, net of Federal Benefit	261	2.3	210	2.9
Tax-exempt Interest, net of Disallowance	(117)	(1.1)	(137)	(1.9)
Federal Tax Credits, net of Basis Reduction	(152)	(1.4)	(155)	(2.1)
Tax Credit Investment Amortization, net of Federal Benefit	128	1.2	129	1.8
Change in Valuation Allowance	34	0.3	21	0.3
Income from Bank Owned Life Insurance	(467)	(4.2)	(73)	(1.0)
Interim Period Effective Tax Rate Adjustment	181	1.6	(133)	(1.8)
Other	(24)	(0.1)	42	0.5
Income Tax Provision and Effective Income Tax Rate	$2,183	19.6	$1,423	19.7
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
During the three months ended March 31, 2025, tax-free bank owned life insurance increased primarily due to an $1.9 million BOLI death benefit.
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the historic tax credits (“HTC”) program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of March 31, 2025, the Company recognized $1.0 million in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of March 31, 2025, the Company has not recognized any non-income-tax-related activity from its HTC investments.
NOTE 13 - SEGMENT REPORTING
The Company is a holding company and the parent company to the Bank and conducts its business solely through the Bank. As a state-chartered commercial bank, the Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to customers. The Company operates through a single operating and reporting segment, Community Banking that offers services which include accepting a full range of deposit products and originating commercial and consumer loans. All financial information is reported on a consolidated basis and is evaluated regularly by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance. The CODM uses the consolidated net income to benchmark the Company against it competitors. The benchmarking analysis in conjunction with monitoring of actual to budget results are used in assessment of performance and in establishing compensation. Loans, investments and deposits provide the revenues, net in the community bank’s operation. Interest expense, (recovery) provision for credit losses and salaries and benefits provide the significant expenses in the community bank’s operation. The results of operations for the Company’s single reporting segment are shown within the Consolidated Statements of Income and Consolidated Balance Sheets.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Carter Bankshares, Inc., its operations, and its present business environment, and its consolidated results of operations and financial condition and highlights material changes in its financial condition and results of operations as of and for the three month periods ended March 31, 2025 and March 31, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, The Company’s Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
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
These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements including, but not limited to the effects of:
•market interest rates and the impacts of market interest rates on economic conditions, customer behavior, and the Company’s net interest margin, net interest income and its deposit, loan and securities portfolios;
•inflation, market and monetary fluctuations;
•changes in trade, tariffs, monetary and fiscal policies and laws of the U.S. government and the related impacts on economic conditions and financial markets, and changes in policies of the Federal Reserve, FDIC and U.S. Department of the Treasury;

CARTER BANKSHARES, INC. AND SUBSIDIARIES
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
•concentrations of loans secured by real estate, particularly CRE, and the potential impacts of changes in market conditions on the value of real estate collateral;
•increased delinquency and foreclosure rates on CRE loans;
•an insufficient allowance for credit losses;
•the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, war and other military conflicts (such as the ongoing war between Russia and Ukraine) or public health events and of any governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
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
Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and any of the Company’s subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made.
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
Although management believes that this non-GAAP financial measure enhances investors’ understanding of its business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP or considered to be more relevant than financial results determined in accordance with GAAP, nor is it necessarily comparable with similar non-GAAP measures which may be presented by other companies.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Critical Accounting Estimates
The Company’s critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2025 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in its Annual Report on Form 10-K for the year ended December 31, 2024 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.7 billion at March 31, 2025. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 65 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
The Company has entered into a definitive purchase and assumption agreement to acquire two leased branch facilities and the deposits associated therewith, located in Mooresville, North Carolina and Winston Salem, North Carolina, from First Reliance Bank. The Company expects this transaction to close during the second quarter of 2025.
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
The Company’s financial results continue to be significantly impacted by the single large credit relationship that the Company placed on nonaccrual status during the second quarter of 2023, which has an aggregate principal balance of $245.1 million as of March 31, 2025. Since placement of these loans, now reduced to judgements, on nonaccrual status during the second quarter of

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
2023, interest income has been negatively impacted by $6.8 million and $9.3 million during the three months ended March 31, 2025 and 2024, respectively, or by $71.9 million in the aggregate.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended March 31, 2025
•Net interest income increased $1.7 million, or 6.0%, to $30.1 million for the three months ended March 31, 2025 compared to $28.4 million for the same period in 2024, positively impacted by the recent short-term interest rate cuts by the Federal Reserve from September through December 2024;
•The (recovery) provision for credit losses decreased $2.0 million to a recovery of $2.0 million for the three months ended March 31, 2025, compared to the same period in 2024 primarily driven by a decline in the Other segment reserve rate related to the Company’s largest credit relationship from 12.01% to 11.05% and Other segment reserves released of $0.8 million due to $6.9 million of curtailment payments during the three months ended March 31, 2025, partially offset by loan growth;
•Total noninterest income increased $1.9 million to $6.9 million for the three months ended March 31, 2025 compared to the same period in 2024;
•Total noninterest expense increased $1.8 million to $28.0 million for the three months ended March 31, 2025 compared to the same period in 2024; and
•Provision for income taxes increased $0.8 million to $2.2 million for the three months ended March 31, 2025 compared to the same period in 2024.
Balance Sheet Highlights (period-end balances, March 31, 2025 compared to December 31, 2024)
•The available-for-sale securities portfolio increased $27.0 million and is currently 15.9% of total assets compared to 15.4% of total assets;
•Total portfolio loans increased $62.7 million, or 7.0%, on an annualized basis, due to loan growth during the three months ended March 31, 2025;
•The portfolio loans to deposit ratio was 87.8%, compared to 87.3%;
•At March 31, 2025, nonperforming loans increased by $2.1 million to $261.4 million compared to December 31, 2024. Nonperforming loans as a percentage of total portfolio loans were 7.09% compared to 7.15%. The increase during the quarter was primarily due to a CRE relationship, consisting of four loans, that transferred to nonperforming loan (“NPL”) status totaling $9.4 million offset by $6.9 million of curtailment payments during the first quarter of 2025 made by the Bank’s largest nonperforming credit relationship that was initially placed on nonaccrual status during the second quarter of 2023;
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 1.99% compared to 2.09%. The ACL on portfolio loans totaled $73.5 million at March 31, 2025, compared to $75.6 million at December 31, 2024;
•Total deposits increased $47.5 million, or 4.6%, on an annualized basis, to $4.2 billion at March 31, 2025, compared to December 31, 2024; and
•FHLB borrowings decreased $15.0 million to $55.0 million at March 31, 2025 compared to $70.0 million at December 31, 2024.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company reported net income of $9.0 million, or $0.39 diluted earnings per share for the three months ended March 31, 2025 compared to net income of $5.8 million, or $0.25 diluted earnings per share, for the three months ended March 31, 2024.

	Three Months Ended March 31,
PERFORMANCE RATIOS	2025	2024
Return on Average Assets	0.78%	0.52%
Return on Average Shareholders' Equity	9.27%	6.59%
Portfolio Loans to Deposit Ratio	87.78%	91.61%
Allowance for Credit Losses to Total Portfolio Loans	1.99%	2.75%
Nonperforming Loans to Total Portfolio Loans	7.09%	8.76%
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

(Dollars in Thousands)	Three Months Ended March 31,
	2025	2024
Interest and Dividend Income (GAAP)	$56,007	$54,049
Tax Equivalent Adjustment	178	206
Interest and Dividend Income (FTE) (Non-GAAP)	56,185	54,255
Average Earning Assets	4,554,103	4,429,020
Yield on Interest-earning Assets (GAAP)	4.99%	4.91%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.00%	4.93%

Net Interest Income (GAAP)	30,138	28,419
Tax Equivalent Adjustment	178	206
Net Interest Income (FTE) (Non-GAAP)	$30,316	$28,625
Average Earning Assets	4,554,103	4,429,020
Net Interest Margin (GAAP)	2.68%	2.58%
Net Interest Margin (FTE) (Non-GAAP)	2.70%	2.60%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

(Dollars in Thousands)	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$67,387	$748	4.50%	$24,129	$335	5.58%
Tax-Free Investment Securities[2]	11,662	84	2.92%	11,818	85	2.89%
Taxable Investment Securities	807,891	6,655	3.34%	853,540	7,743	3.65%
Total Securities	819,553	6,739	3.33%	865,358	7,828	3.64%
Tax-Free Loans[1,2]	93,480	761	3.30%	111,471	897	3.24%
Taxable Loans[1]	3,567,184	47,825	5.44%	3,407,659	44,817	5.29%
Total Loans	3,660,664	48,586	5.38%	3,519,130	45,714	5.22%
Federal Home Loan Bank Stock	6,499	112	6.99%	20,403	378	7.45%
Total Interest-Earning Assets	4,554,103	$56,185	5.00%	4,429,020	$54,255	4.93%
Noninterest Earning Assets	121,766			91,171
Total Assets	$4,675,869			$4,520,191

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$744,895	$3,386	1.84%	$496,052	$1,112	0.90%
Money Market	525,463	3,319	2.56%	524,896	3,996	3.06%
Savings	355,123	113	0.13%	439,775	137	0.13%
Certificates of Deposit	1,918,195	18,205	3.85%	1,635,819	15,472	3.80%
Total Interest-Bearing Deposits	3,543,676	25,023	2.86%	3,096,542	20,717	2.69%
FHLB Borrowings	69,833	702	4.08%	366,782	4,819	5.28%
Federal Funds Purchased	—	—	—%	—	—	—%
Other Borrowings	10,417	144	5.61%	7,703	94	4.91%
Total Borrowings	80,250	846	4.28%	374,485	4,913	5.28%
Total Interest-Bearing Liabilities	3,623,926	25,869	2.90%	3,471,027	25,630	2.97%
Noninterest-Bearing Liabilities	660,437			694,293
Shareholders' Equity	391,506			354,871
Total Liabilities and Shareholders' Equity	$4,675,869			$4,520,191
Net Interest Income[2]		$30,316			$28,625
Net Interest Margin[2]			2.70%			2.60%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
Net interest income increased $1.7 million, or 6.0% to $30.1 million for the three months ended March 31, 2025 compared to the same period in 2024. Net interest income, on an FTE basis (non-GAAP), increased $1.7 million, or 5.9%, to $30.3 million for the three months ended March 31, 2025 compared to $28.6 million for the same period in 2024. Net interest margin increased 10 basis points to 2.68% for the three months ended March 31, 2025 compared to 2.58% for the same period in 2024. Net interest margin, on an FTE basis (non-GAAP), also increased 10 basis points to 2.70% for the three months ended March 31, 2025 compared to 2.60% for the same period in 2024.
The increases resulted from higher yields on average earning assets of seven basis points and funding costs that declined seven basis points for the three months ended March 31, 2025 compared to the same period in 2024. During the three months ended March 31, 2025, $754.0 million of CDs matured and repriced from an average rate of 4.36% to an average rate of 3.38%. Average interest-earning assets increased by $125.1 million with the yield on average interest-earning assets increasing seven basis points. The most significant increase in interest-earning assets was a 16 basis point increase in the yield on average loans from 5.22% for the three months ended March 31, 2024 to 5.38% for the three months ended March 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Interest income increased to $56.0 million for the three months ended March 31, 2025 from $54.0 million compared to the same period in 2024. Interest income, on an FTE basis (non-GAAP), increased $1.9 million, or 3.6%, to $56.2 million for the three months ended March 31, 2025 compared to $54.3 million for the same period in 2024, resulting from average loan growth of $159.5 million, primarily due to growth in taxable loans. Average interest-earning assets increased primarily due to growth in average loans of $141.5 million and an increase of $43.3 million in average interest-bearing deposits with banks during the three months ended March 31, 2025, and was partially offset by a decrease of $45.8 million in average investment securities and a decrease of $13.9 million in average FHLB stock.
The change in average investment securities is the result of active balance sheet management to deploy the proceeds from securities maturities and principal curtailments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of March 31, 2025, the securities portfolio was comprised of 42.5% variable rate securities with approximately 85.5% that will reprice at least once over the next 12 months. We believe having a balanced mix of variable and fixed rate securities is an important strategy, especially during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk as fixed rate securities, so there is much less price volatility. This variable rate strategy has limited the impact of past upward shifts in the yield curve on the Company’s unrealized losses on debt securities. If the Federal Reserve continues reducing short-term interest rates, the Bank may consider changes to this interest rate mix strategy going forward.
Interest expense for the three months ended March 31, 2025 increased $0.2 million, or 0.9%, to $25.9 million compared to the same period in 2024. The increase of $447.1 million in average interest-bearing deposits reflected solid growth in average CDs of $282.4 million, an increase of $248.8 million in average interest-bearing demand accounts and an increase of $0.6 million in average money market accounts, offset by a decrease of $84.7 million in average savings accounts as customer preferences shifted from lower cost non-maturing deposits to higher-yielding interest-bearing demand, money market and short-term CD products.
Our balance sheet is currently exhibiting characteristics of a slightly liability sensitive position due to the short-term nature of our deposit portfolio and FHLB borrowings. Specifically, 73.5% of our CD portfolio and 54.5% of our outstanding FHLB borrowings will mature and reprice over the next twelve months. This strategy gives us flexibility to manage the structure and pricing of our deposit and borrowing portfolios to reduce future funding costs should the Federal Open Market Committee (“FOMC”) continue cutting short-term rates in the future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
(Dollars in Thousands)	Volume[3]	Rate[3]	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$493	$(80)	$413
Tax-free Investment Securities[2]	(1)	—	(1)
Taxable Investment Securities	(400)	(688)	(1,088)
Total Securities	(401)	(688)	(1,089)
Tax-free Loans[1,2]	(147)	11	(136)
Taxable Loans[1]	2,127	881	3,008
Total Loans	1,980	892	2,872
Federal Home Loan Bank Stock	(242)	(24)	(266)
Total Interest-Earning Assets	$1,830	$100	$1,930

Interest Paid on:
Interest-Bearing Demand	$746	$1,528	$2,274
Money Market	4	(681)	(677)
Savings	(27)	3	(24)
Certificates of Deposit	2,680	53	2,733
Total Interest-Bearing Deposits	3,403	903	4,306
Federal Home Loan Bank Borrowings	(3,191)	(926)	(4,117)
Federal Funds Purchased	—	—	—
Other Borrowings	36	14	50
Total Borrowings	(3,155)	(912)	(4,067)
Total Interest-Bearing Liabilities	$248	$(9)	$239
Change in Net Interest Margin	$1,582	$109	$1,691
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents information regarding the (recovery) provision for credit losses and net charge-offs for the periods presented:

(Dollars in Thousands)	Three Months Ended March 31,
	2025	2024	$ Change	$ Change
(Recovery) Provision for Credit Losses	$(2,025)	$16	$(2,041)	NM
Recovery for Unfunded Commitments	(114)	(43)	(71)	(165.1)%
Total Recovery for Credit Losses on Loans	(2,139)	(27)	(2,112)	NM
Provision for Securities	—	—	—	—%
Total Recovery for Credit Losses	$(2,139)	$(27)	$(2,112)	NM

Net Loan Charge-offs	$57	$532	$(475)	(89.3)%
Net Loan Charge-offs / Average Portfolio Loans	0.01%	0.06%
NM- Not Meaningful
The (recovery) provision for credit losses decreased $2.0 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was primarily driven by a decline in the Other loan segment reserve rate, specifically the Company’s largest credit relationship, from 12.01% to 11.05% and $6.9 million of curtailment payments during the three months ended March 31, 2025 and loan growth.
The (recovery) provision for unfunded commitments for the three months ended March 31, 2025 was a recovery of $114 thousand compared to the same period in 2024, a decrease of $0.1 million primarily due to changes in construction commitments.
Net loan charge-offs were $0.1 million for the three months ended March 31, 2025 compared to $0.5 million for the same period in 2024. As a percentage of average portfolio loans, net loan charge-offs were 0.01% and 0.06% for the three months ended March 31, 2025 and 2024, respectively.
See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Noninterest Income

	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	$ Change	% Change
Service Charges, Commissions and Fees	1,874	1,875	(1)	(0.1)%
Debit Card Interchange Fees	2,104	2,086	18	0.9%
Insurance Commissions	344	614	(270)	(44.0)%
Bank Owned Life Insurance Income	341	348	(7)	(2.0)%
Other	2,238	122	2,116	NM
Total Noninterest Income	$6,901	$5,045	$1,856	36.8%
NM - Not meaningful
For the three months ended March 31, 2025, total noninterest income was $6.9 million, an increase of $1.9 million, or 36.8%, from the same period in 2024. The most significant increase was primarily related to other noninterest income as a result of a $1.9 million gain on a BOLI death benefit. Also impacting other noninterest income, was an increase of $0.1 million on the community development fund due to higher market values during the three months ended March 31, 2025. Offsetting other noninterest income compared to the three months ended March 31, 2024 was a decline of $0.3 million in insurance commissions due lower activity in the three months ended March 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

(Dollars in Thousands)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Salaries and Employee Benefits	$13,657	$14,200	$(543)	(3.8)%
Occupancy Expense, net	4,472	3,748	724	19.3%
FDIC Insurance Expense	1,430	1,687	(257)	(15.2)%
Other Taxes	947	906	41	4.5%
Advertising Expense	911	357	554	155.2%
Telephone Expense	304	417	(113)	(27.1)%
Professional and Legal Fees	1,230	1,513	(283)	(18.7)%
Data Processing	1,444	891	553	62.1%
Debit Card Expense	992	756	236	31.2%
Other	2,655	1,782	873	49.0%
Total Noninterest Expense	$28,042	$26,257	$1,785	6.8%
For the three months ended March 31, 2025, total noninterest expense was $28.0 million, an increase of $1.8 million, or 6.8%, from the same period in 2024. The most significant variances for the comparable period related to increases of $0.9 million in other noninterest expense, $0.7 million in occupancy expenses, $0.6 million in advertising expenses and $0.6 million in data processing expenses, offset by decreases of $0.5 million in salaries and employee benefits, $0.3 million in professional and legal fees and $0.3 million in FDIC insurance expense.
The significant increases in other noninterest expense are related to a $0.3 million 1035 exchange fee recorded in the first quarter of 2025 as a direct result of the early surrender and transfer to a new carrier of one of the Company’s BOLI policies and a gain of $0.3 million on two closed offices sold in the first quarter of 2024. The increase in occupancy expense was due to new software licenses and additional maintenance contracts during the three months ended March 31, 2025. The increase in advertising expenses primarily related to contributions made during the first quarter of 2025, as well as, additional expenses in the current quarter related to the launching of the new brand refresh that occurred in the fourth quarter of 2024. The increase in data processing expenses relates primarily to general inflationary cost increases for existing and new service agreements in the beginning of the year.
The decreases in salaries and employee benefits resulted from higher deferred compensation costs, offset by higher medical expenses, annual merit increases and higher incentive costs during the three months ended March 31, 2025. The decrease in professional and legal fees is the result of higher expenses incurred during the three months ended March 31, 2024 related to the large nonperforming credit relationship that the Company initially placed on nonaccrual status during the second quarter of 2023. The decrease in FDIC insurance expense was primarily due to the aforementioned curtailment payments which have reduced the outstanding balance of the aforementioned large nonperforming credit relationship from $301.9 million at March 31, 2024 to $245.1 million at March 31, 2025, which is a component used to determine the assessment.
Provision for Income Taxes
The provision for income taxes increased $0.8 million to $2.2 million for the three months ended March 31, 2025 compared to $1.4 million for three months ended March 31, 2024. Pre-tax income increased $3.9 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to recording a $2.0 million recovery to the (recovery) provision for credit losses in the first quarter of 2025, as well as, a gain of $1.9 million for a BOLI death benefit in first quarter of 2025. The effective tax rate was 19.6% for the three months ended March 31, 2025 compared to 19.7% for the same period in 2024. The slight decrease in the effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 was primarily related to BOLI tax-free income related to the $1.9 million death benefit received in the first quarter of 2025, offset by the increase in pre-tax income. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Financial Condition
March 31, 2025
Total assets increased $41.1 million, to $4.7 billion at March 31, 2025 compared to December 31, 2024. Cash and due from banks decreased $42.2 million to $89.0 million at March 31, 2025 compared to $131.2 million at December 31, 2024, primarily due to excess liquidity being redeployed to fund loan growth and to retire FHLB borrowings. The available-for-sale securities portfolio increased $27.0 million and is currently 15.9% of total assets at March 31, 2025 compared to 15.4% of total assets at December 31, 2024. The increase is due to redeploying excess cash into higher yielding securities.
During the three months ended March 31, 2025 there were new security purchases totaling $33.7 million, partially offset by normal paydowns and maturities. As of March 31, 2025, the securities portfolio was comprised of 42.5% variable rate securities with approximately 85.5% that will reprice at least once over the next 12 months. At March 31, 2025, total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $72.1 million of gross unrealized losses. Refer to the “Securities” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
Total portfolio loans increased $62.7 million, or 7.0%, on an annualized basis, to $3.7 billion at March 31, 2025 compared to December 31, 2024. The increase in loans primarily related to growth of $46.0 million in commercial real estate loans, $23.8 million in residential mortgages and $3.5 million in C&I loans, offset by a decrease of $6.9 million in the Other segment due to the aforementioned curtailment payments, as well as a decrease of $3.6 million in construction loans and a slight decrease in other consumer of $0.1 million compared to December 31, 2024.
The ACL was 1.99% of total portfolio loans at March 31, 2025 compared to 2.09% as of December 31, 2024. Management believes the ACL is adequate to absorb expected losses inherent in the loan portfolio. See the sections of this MD&A titled “Provision for Credit Losses,” “Credit Quality” and “Allowance for Credit Losses” for information about the factors that impacted the ACL and the provision for credit losses.
FHLB stock, at cost decreased $0.6 million to $5.9 million at March 31, 2025 compared to December 31, 2024. The decrease is due to a lower level of FHLB borrowings due to deposit growth that funded paydowns of FHLB borrowings. Closed retail bank offices had a book value of $0.6 million at March 31, 2025 and $0.7 million at December 31, 2024, and are included in OREO on the Consolidated Balance Sheets.
During the first quarter of 2025, the Company initiated a 1035 exchange of $10.5 million in BOLI in order to transfer the proceeds to a new insurance carrier and take advantage of enhanced credit ratings and better yields due to improving BOLI markets. The exchange was an opportunity to retire below market yielding BOLI assets and reinvest the proceeds from the exchange into higher yielding BOLI related assets on the balance sheet.
Total deposits increased $47.5 million to $4.2 billion at March 31, 2025 compared to December 31, 2024. Deposits increased primarily due to growth in interest-bearing demand accounts of $67.1 million, and an increase of $16.2 million in money market accounts, partially offset by decreases of $31.0 million in CDs, $2.7 million in noninterest-bearing demand accounts and $2.1 million in savings accounts. As of March 31, 2025, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 81.6% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.8% of retail deposits.
FHLB borrowings decreased $15.0 million to $55.0 million at March 31, 2025 compared to $70.0 million at December 31, 2024. The Company had no outstanding federal funds purchased at March 31, 2025 and December 31, 2024.
Total capital of $401.8 million at March 31, 2025, reflects an increase of $17.5 million compared to $384.3 million at December 31, 2024. The increase in total capital from March 31, 2024 is primarily due to net income of $9.0 million for the three months ended March 31, 2025, other comprehensive income of $8.1 million for the three months ended March 31, 2025 due to positive changes in fair value of investment securities, and $0.4 million related to restricted stock activity all during the three months ended March 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company remains well capitalized. The Tier 1 capital ratio was 11.01% at March 31, 2025 compared to 10.88% at December 31, 2024. The leverage ratio was 9.67% at March 31, 2025, compared to 9.56% at December 31, 2024 and the total risk-based capital ratio was 12.27% at March 31, 2025 compared to 12.13% at December 31, 2024.
The Bank also remained well capitalized as of March 31, 2025. The Bank’s Tier 1 capital ratio was 10.85% at March 31, 2025 compared to 10.72% at December 31, 2024. The Bank’s leverage ratio was 9.53% at March 31, 2025 compared to 9.42% at December 31, 2024. The Bank’s total risk-based capital ratio was 12.11% at March 31, 2025 compared to 11.98% at December 31, 2024.
Securities
The following table presents the composition of available-for-sale securities at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024	$ Change
U.S. Government Agency Securities	24,624	26,950	(2,326)
Residential Mortgage-Backed Securities	98,473	96,153	2,320
Commercial Mortgage-Backed Securities	20,472	21,587	(1,115)
Other Commercial Mortgage-Backed Securities	29,760	21,970	7,790
Asset Backed Securities	112,917	118,521	(5,604)
Collateralized Mortgage Obligations	168,551	148,588	19,963
States and Political Subdivisions	226,820	221,181	5,639
Corporate Notes	63,773	63,450	323
Total	$745,390	$718,400	$26,990
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
The securities portfolio increased $27.0 million to $745.4 million at March 31, 2025 compared to $718.4 million at December 31, 2024. Securities comprise 15.9% of total assets at March 31, 2025 compared to 15.4% at December 31, 2024. The increase is due to ongoing maturities, principal curtailments, purchases and sales of available-for-sale securities and changes in market values driven by fluctuations in intermediate treasury yields. During the three months ended March 31, 2025, there were new security purchases totaling $33.7 million, partially offset by normal paydowns and maturities. Liquidity generated by the securities portfolio was primarily deployed into higher yielding loans. As of March 31, 2025, the securities portfolio was comprised of 42.5% variable rate securities with approximately 85.5% that will reprice at least once over the next 12 months.
At March 31, 2025, total gross unrealized gains in the available-for-sale portfolio were $0.1 million offset by $72.1 million of gross unrealized losses. At December 31, 2024, total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $82.4 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 45.3% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 30.4% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. We may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar

CARTER BANKSHARES, INC. AND SUBSIDIARIES
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
At March 31, 2025 the 5-year and 10-year U.S. Treasury yields were 3.96% and 4.23%, respectively. At December 31, 2024, those same bond yields were 4.38% and 4.58%, respectively. Therefore, these decreases of 42 bps and 35 bps, respectively in the intermediate part of the yield curve largely caused the reduction in unrealized losses for the first quarter of 2025. The effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate hikes.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through (recovery) provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At March 31, 2025 and December 31, 2024, the Company had no credit related impairment.
The Basel rules permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Commercial
Commercial Real Estate	$1,915,863	$1,869,831
Commercial and Industrial	234,024	230,483
Total Commercial Loans	2,149,887	2,100,314
Consumer
Residential Mortgages	801,253	777,471
Other Consumer	28,804	28,908
Total Consumer Loans	830,057	806,379
Construction	459,285	462,930
Other	248,266	255,203
Total Portfolio Loans	3,687,495	3,624,826
Loans Held-for-Sale	—	—
Total Loans	$3,687,495	$3,624,826
Our loan portfolio represents our most significant source of interest income. The risk that borrowers are unable to pay such obligations is inherent in the loan portfolio. Other conditions such as downturns in the borrower's industry or the overall economic climate can significantly impact the borrower’s ability to pay. For a discussion of the risk factors relevant to our business and operations, please refer to Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
Total portfolio loans increased $62.7 million, or 7.0%, on an annualized basis, to $3.7 billion at March 31, 2025 compared to December 31, 2024 with production primarily in our CRE, Commercial and Industrial and residential mortgage loan portfolios. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. At March 31, 2025, the loan portfolio was comprised of 25.0% floating rates which reprice monthly, 39.1%, variable rates that reprice at least once during the life of the loan and the remaining 35.9% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2025, including in light of market conditions that impact our borrowers and the interest rate environment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Total CRE represented 52.0% of total portfolio loans at March 31, 2025 compared to 51.6% at December 31, 2024. The collateral for the Company’s CRE loans are geographically concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia and within the retail/restaurant, warehouse, hospitality, multifamily, and office industries.
The following table presents the Company's CRE loan portfolio breakout by collateral type, loan amounts for each collateral type included in special mention and substandard and the related percentages by segment to the collateral types at the dates presented:

	March 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$434,123	$120	$—	$58,990	$3,201	$496,434	$144	19.1%
Warehouse	421,018	488	—	39,850	—	461,356	9,598	17.8%
Hospitality	293,010	—	—	17,466	51,552	362,028	51,552	14.0%
Multifamily	286,210	—	—	117,695	—	403,905	4,516	15.6%
Office	218,809	—	—	7,591	508	226,908	544	8.8%
Land	690	—	—	115,637	57,925	174,252	57,972	6.7%
Single Family	25,837	—	56,015	22,543	13,367	117,762	13,441	4.5%
Country Club	3,380	—	—	—	45,002	48,382	45,002	1.9%
Long-term Care	36,992	—	—	25,405	—	62,397	—	2.4%
Other	197,540	382	188	39,354	711	238,175	5,140	9.2%
Total	$1,917,609	$990	$56,203	$444,531	$172,266	$2,591,599	$187,909	100.0%

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$415,624	$122	$—	$55,093	$—	$470,839	$451	18.5%
Warehouse	405,333	493	—	53,990	—	459,816	3,865	18.1%
Hospitality	288,505	—	—	14,647	51,552	354,704	51,552	13.9%
Multifamily	286,203	—	—	105,677	—	391,880	4,516	15.4%
Office	221,445	—	—	7,468	508	229,421	1,080	9.0%
Land	771	—	—	114,344	57,925	173,040	57,975	6.8%
Single Family	25,630	—	50,334	37,622	13,367	126,953	13,445	5.0%
Country Club	3,393	—	—	—	45,002	48,395	45,002	1.9%
Long-term Care	30,474	—	—	17,492	—	47,966	—	1.9%
Other	197,655	389	—	36,964	7,628	242,636	12,159	9.5%
Total	$1,875,033	$1,004	$50,334	$443,297	$175,982	$2,545,650	$190,045	100.0%
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
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
Aggregate commitments to our top 10 credit relationships were $688.8 million, or 18.7% of gross loans, at March 31, 2025, compared to $698.3 million, or 19.3% of gross loans, at December 31, 2024. The Other segment represents 35.6% of the top 10 credit relationships and the Company transferred its largest credit relationship with a balance of $245.1 million as of March 31, 2025 to nonaccrual during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.
The following table summarizes our top 10 relationships and a description of industries represented at the dates presented:

	For the Periods Ending
Dollars in Thousands	March 31, 2025	December 31, 2024	Change	March 31, 2025 % of Gross Loans	March 31, 2025 % of RBC
1. Hospitality, Agriculture & Energy	$245,064	$251,982	$(6,918)	6.65%	48.01%
2. Multifamily	58,804	58,871	(67)	1.59%	11.52%
3. Health Care Facility / Long-Term Care	52,565	52,855	(290)	1.43%	10.30%
4. Multifamily	51,990	51,990	—	1.41%	10.19%
5. Retail & Office	51,516	52,913	(1,397)	1.40%	10.09%
6. Warehouse	49,228	49,661	(433)	1.34%	9.64%
7. Long-Term Care	46,199	46,199	—	1.25%	9.05%
8. Health Care Facility	44,779	44,779	—	1.21%	8.77%
9. Warehouse	44,349	44,577	(228)	1.20%	8.69%
10. Retail	44,334	44,511	(177)	1.20%	8.69%
Top Ten (10) Relationships	688,828	698,338	(9,510)	18.68%	134.95%
Total Gross Loans	3,687,495	3,624,826	62,669
% of Total Gross Loans	18.68%	19.27%	(0.59)%
Concentration (25% of RBC)	$127,611	$125,190
Unfunded commitments on lines of credit were $582.6 million at March 31, 2025 as compared to $620.8 million at December 31, 2024. The majority of unused commitments are for construction projects that will be drawn as the construction progresses toward completion. Total utilization was 55.8% at March 31, 2025 and 53.8% at December 31, 2024. Unfunded commitments on commercial operating lines of credit was 56.3% at March 31, 2025 and 53.8% at December 31, 2024.
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
Deferred costs and fees included in the portfolio balances above were $10.6 million and $8.8 million at March 31, 2025 and December 31, 2024, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $97.6 thousand and $104.1 thousand at March 31, 2025 and December 31, 2024, respectively.
Refer to Note 4, Loans, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to our loans.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024	Change
Nonaccrual Loans
Commercial Real Estate	$9,733	$1,176	$8,557
Commercial and Industrial	1,070	1,078	(8)
Residential Mortgages	5,326	4,865	461
Other Consumer	38	20	18
Construction	213	228	(15)
Other	245,064	251,982	(6,918)
Total Nonperforming Loans	261,444	259,349	2,095
Other Real Estate Owned	577	659	(82)
Total Nonperforming Assets	$262,021	$260,008	$2,013
Nonperforming assets increased $2.0 million to $262.0 million at March 31, 2025 compared to December 31, 2024. The increase of $2.1 million in nonperforming loans was primarily related to the transfer of a $9.5 million CRE relationship, consisting of four loans, to NPL status, offset by $6.9 million of curtailment payments made by the Bank’s largest nonperforming credit relationship.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
During the second quarter of 2023, the Company placed $301.9 million of commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest credit relationship, on nonaccrual status due to loan maturities and failure to pay in full. These loans with a current outstanding principal balance of $245.1 million at March 31, 2025, remained on nonaccrual status at both March 31, 2025 and December 31, 2024. These nonperforming loans are 93.7% of the Company's total nonperforming loans and 93.5% of the Company's total nonperforming assets at March 31, 2025.
As discussed in more detail in the Company’s 2024 Annual Report on Form 10-K under “—Our Business and Strategy,” we have agreed upon a pathway of curtailment and payoff of the Bank’s credit relationship with various entities in which James C. Justice, II has an interest (collectively, the “Justice Entities”). During 2024 and the three months ended March 31, 2025, $56.8 million of curtailment payments made by the Justice Entities to the Bank decreased the aggregate nonperforming loan balance outstanding to the Bank from $301.9 million as of December 31, 2023 to $245.1 million as of March 31, 2025. The Company believes it is well secured based on the net carrying value of the credit relationship and it has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
Based on analyses of the credit relationship and various discounted cash flow valuation techniques utilized in the alternative modeling, which resulted in specific reserves with respect to these loans of $27.1 million at March 31, 2025, or 11.0%, of these loans aggregate principal amount as compared to $30.3 million or 12.0% of these loans aggregate principal amount at December 31, 2024. This decline was driven by the aforementioned curtailments, updated analysis of the credit relationship during the first quarter of 2025 using the discounted cash flow model with updated assumptions and inputs regarding the credit relationship, legal risk and related risks.
As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at March 31, 2025, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
The following is an analysis of nonperforming loans by loan portfolio segment at the dates presented, and each segment’s relative contribution to total nonperforming loans:

	March 31, 2025		December 31, 2024
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$9,733	3.7%	$1,176	0.4%
Commercial and Industrial	1,070	0.4%	1,078	0.4%
Residential Mortgages	5,326	2.1%	4,865	1.9%
Other Consumer	38	—%	20	—%
Construction	213	0.1%	228	0.1%
Other	245,064	93.7%	251,982	97.2%
Balance End of Period	$261,444	100.0%	$259,349	100.0%
Closed retail bank offices had a book value of $0.6 million at March 31, 2025 and $0.7 million at December 31, 2024, and are recorded in OREO on the Consolidated Balance Sheets. During the three months ended March 31, 2025, the Bank had an additional write-down on one OREO property, which is currently being marketed for sale.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
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
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment at the dates presented:

	March 31, 2025		December 31, 2024
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$20,144	52.0%	$20,146	51.6%
Commercial & Industrial	2,675	6.3%	2,791	6.4%
Residential Mortgages	10,843	21.7%	10,389	21.4%
Other Consumer	693	0.8%	682	0.8%
Construction	12,049	12.5%	11,297	12.8%
Other	27,114	6.7%	30,295	7.0%
Balance End of Period	$73,518	100.0%	$75,600	100.0%
The ACL was $73.5 million, or 1.99%, of total portfolio loans at March 31, 2025 compared to $75.6 million, or 2.09%, of total portfolio loans at December 31, 2024.
The following table summarizes the credit quality ratios and their components at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$73,518	$75,600
Total Portfolio Loans	3,687,495	3,624,826
Allowance for Credit Losses to Total Portfolio Loans	1.99%	2.09%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$261,444	$259,349
Total Portfolio Loans	3,687,495	3,624,826
Nonperforming Loans to Total Portfolio Loans	7.09%	7.15%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$73,518	$75,600
Nonperforming Loans	261,444	259,349
Allowance for Credit Losses to Nonperforming Loans	28.12%	29.15%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$230	$16,413
Average Total Portfolio Loans	3,660,484	3,560,297
Net Charge-offs to Average Portfolio Loans	0.01%	0.46%
The (recovery) provision for credit losses, which includes a (recovery) provision for losses on loans and a (recovery) provision on unfunded commitments, is a charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The (recovery) provision for credit losses decreased $2.0 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in the (recovery) provision for credit losses was primarily due to a decline in the Other segment reserve rate, specifically the Company’s largest credit relationship, from 12.01% to 11.05%, and $6.9 million of curtailment payments made by the Bank’s largest nonperforming credit relationship, offset by loan growth during the three months ended March 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The (recovery) provision for unfunded commitments decreased $0.1 million for the three months ended March 31, 2025 compared to the same period in 2024. The decrease was due to decreased commitments in construction loans during the three months ended March 31, 2025. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans and pressure on the reserve rates. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain CRE loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $0.1 million and $0.5 million for the three months ended March 31, 2025 compared to the same period in 2024, respectively. As a percentage of average portfolio loans, net charge-offs were 0.01% and 0.06% for the three months ended March 31, 2025 compared to the same period in 2024, respectively.
At March 31, 2025 NPLs increased $2.1 million since December 31, 2024. NPLs as a percentage of total portfolio loans were 7.09% and 7.15% as of March 31, 2025 and December 31, 2024, respectively.
The following tables represent credit exposures by internally assigned risk ratings at the dates presented:

	March 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,901,558	$231,018	$795,836	$28,766	$454,595	$3,202	$3,414,975
Special Mention	56	1,936	91	—	4,477	—	6,560
Substandard	14,249	1,070	5,326	38	213	245,064	265,960
Total Portfolio Loans	$1,915,863	$234,024	$801,253	$28,804	$459,285	$248,266	$3,687,495

Performing Loans	$1,906,130	$232,954	$795,927	$28,766	$459,072	$3,202	$3,426,051
Nonaccrual Loans	9,733	1,070	5,326	38	213	245,064	261,444
Total Portfolio Loans	$1,915,863	$234,024	$801,253	$28,804	$459,285	$248,266	$3,687,495

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,860,313	$227,412	$772,514	$28,888	$458,223	$3,221	$3,350,571
Special Mention	2,460	—	92	—	4,479	—	7,031
Substandard	7,058	3,071	4,865	20	228	251,982	267,224
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826

Performing Loans	$1,868,655	$229,405	$772,606	$28,888	$462,702	$3,221	$3,365,477
Nonaccrual Loans	1,176	1,078	4,865	20	228	251,982	259,349
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826
At March 31, 2025 and December 31, 2024, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at March 31, 2025 decreased compared to December 31, 2024, with a decrease of $1.3 million in substandard and a decrease of $0.5 million in special mention. The decrease of $1.3 million in substandard was primarily related to the previously mentioned $6.9 million curtailment payments received during the three months ended March 31, 2025 and a $1.4 million CRE relationship that paid off during the three months ended March 31, 2025, partially offset by a CRE relationship, consisting of four loans totaling $9.5 million that were downgraded during the three months ended March 31, 2025. At March 31, 2025 and December 31, 2024 substandard loans were impacted by the above mentioned large nonaccrual credit relationship in the Other loan category, which was placed on nonaccrual status during the second quarter of 2023.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s ACL.
Deposits
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
Noninterest-Bearing Demand	$631,714	$634,436	$(2,722)	(0.43)%
Interest-Bearing Demand	794,059	726,947	67,112	9.23%
Money Market	528,381	512,162	16,219	3.17%
Savings	353,394	355,506	(2,112)	(0.59)%
Certificate of Deposits	1,893,379	1,924,370	(30,991)	(1.61)%
Total Deposits	$4,200,927	$4,153,421	$47,506	1.14%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at March 31, 2025, increased $47.5 million, which included increases in interest-bearing demand deposits of $67.1 million and money market accounts of $16.2 million, offset by decreases in CDs of $31.0 million, $2.7 million in noninterest-bearing demand deposits and $2.1 million in savings accounts. The decreases in savings and noninterest-bearing demand deposits was primarily due customers preferences shifting to higher-yielding deposit products as short-term interest rates increased.
At March 31, 2025, noninterest-bearing deposits comprised 15.0% of total deposits compared to 15.3% at December 31, 2024. CDs comprised 45.1% and 46.3% of total deposits at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 81.6% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.7% of retail deposits.
The following table presents additional information in relation to deposits at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Deposits from the CDARS	$—	$—
Noninterest-Bearing Public Funds Deposits	27,140	55,385
Interest-Bearing Public Funds Deposits	126,315	125,342
Total Deposits not Covered by Deposit Insurance[1]	773,365	762,937
Certificates of Deposits not Covered by Deposit Insurance	295,048	297,938
Deposits for Certain Directors, Executive Officers and their Affiliates	2,086	2,305
1These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more, excluding brokered deposits, not covered by deposit insurance at March 31, 2025 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$134,898	45.7%
Over Three Months Through Twelve Months	113,760	38.6%
Over Twelve Months Through Three Years	44,096	14.9%
Over Three Years	2,294	0.8%
Total	$295,048	100.0%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
FHLB Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at the dates presented are summarized in the table below:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Balance at Period End
Federal Home Loan Bank Borrowings	$55,000	$70,000
Federal Funds Purchased	—	—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$69,833	$222,719
Federal Funds Purchased	—	—
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	4.08%	5.11%
Federal Funds Purchased	—%	—%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$70,000	$403,000
Federal Funds Purchased	—	—
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	3.99%	4.02%
Federal Funds Purchased	—%	—%
Borrowings are an additional source of liquidity for the Company. FHLB borrowings decreased $15.0 million to $55.0 million at March 31, 2025 from $70.0 million at December 31, 2024 primarily due to a maturity on one FHLB advance on March 27, 2025. The Company used liquidity provided by deposit growth to reduce outstanding short-term FHLB borrowings during the three months ended March 31, 2025. The Company had no overnight federal funds purchased at March 31, 2025 or at December 31, 2024. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
The Company held FHLB of Atlanta stock of $5.9 million and $6.5 million at March 31, 2025 and December 31, 2024, respectively. The decrease in FHLB stock was due to a lower required level of stock holdings due to a lower level of FHLB borrowings. Dividends recorded on restricted stock were $0.1 million for the three months ended March 31, 2025 compared to $0.4 million for the same period in 2024. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
Refer to Note 9, Federal Home Loan Bank Borrowings and Federal Funds Purchased, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s borrowings.
Liquidity and Capital Resources
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any potential funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximating $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $743.2 million. The Company has unsecured facilities with three other correspondent financial institutions totaling $30.0 million, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional CD market, and the brokered deposit market. The Company did not have outstanding borrowings on these fed funds lines as of March 31, 2025. In addition to the above funding resources, the Company also has $447.2 million of unpledged available-for-sale investment securities, at fair value, as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our secured and unsecured lines of credit with correspondent banks. As of March 31, 2025, approximately 81.6% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity and will use other borrowing means or other liquidity and funding strategies sources to fund its liquidity needs as needed. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio due to fluctuations in interest rates and developments in the financial markets, and in light of developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets or assets that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At March 31, 2025, the Bank had $493.7 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $46.5 million and $447.2 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 10.5% at March 31, 2025. Total available liquidity to uninsured deposits was 182.1% at March 31, 2025.
If an extended recession, or significant industry or market volatility, caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Cash and Due From Banks, including Interest-bearing Deposits	$88,999	$131,171
Unpledged Investment Securities	447,178	418,350
Excess Pledged Securities	54,294	33,022
FHLB Borrowing Availability	743,209	735,294
Collateralized Lines of Credit	45,000	45,000
Unsecured Lines of Credit Availability	30,000	30,000
Total Liquidity Sources	$1,408,680	$1,392,837

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides total liquidity sources and ratios at the dates presented:

(Dollars in Thousands)	March 31, 2025	December 31, 2024
Total Liquidity Sources	$1,408,680	$1,392,837
Highly Liquid Assets[1] to Total Assets	10.5%	10.9%
Highly Liquid Assets[1] to Uninsured Deposits	63.8%	66.8%
Total Available Liquidity to Uninsured Deposits	182.1%	182.6%
1 Highly liquid assets consist of $46.5 million in Federal Reserve Board excess reserves and interest-bearing deposits in other financial institutions and $447.2 million in unpledged securities.
Capital Resources
The Company reviews, on an ongoing basis, its and the Bank’s capital levels and opportunities to effectively deploy the Company’s capital or return capital to shareholders through stock repurchases or potential dividends. The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank at the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized [1]	March 31, 2025		December 31, 2024
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	458,139	9.67%	448,834	9.56%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	458,139	11.01%	448,834	10.88%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	458,139	11.01%	448,834	10.88%
Total Capital (to Risk-weighted Assets)	10.50%	NA	510,442	12.27%	500,759	12.13%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	450,713	9.53%	441,916	9.42%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	450,713	10.85%	441,916	10.72%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	450,713	10.85%	441,916	10.72%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	502,932	12.11%	493,760	11.98%
1 To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
Total capital of $401.8 million at March 31, 2025, reflects an increase of $17.5 million compared to December 31, 2024. The increase in total capital from December 31, 2024 is primarily due to net income of $9.0 million, an increase of $8.1 million in other comprehensive income due to positive changes in fair value of investment securities, as well as an increase of $0.4 million related to restricted stock activity all during the three months ended March 31, 2025.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
At March 31, 2025, the Bank continues to maintain its capital position with a leverage ratio of 9.53% as compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 10.85% compared to the regulatory guideline of 6.50% to be well-capitalized. Our risk-based Tier 1 and Total Capital ratios were 10.85% and 12.11%, respectively, which places the Company above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
Contractual Obligations
As of March 31, 2025, there have been no material changes outside the ordinary course of business to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ( the “2024 Annual Report”).
Off-Balance Sheet Arrangements
As of March 31, 2025, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2024 Annual Report.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (continued)
The following tables reflect the earnings simulation results at the dates presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	March 31, 2025	December 31, 2024
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	0.1%	1.9%
100	0.2%	1.1%
-100	2.7%	2.1%
-200	5.8%	4.6%
-300	8.8%	6.8%
-400	8.3%	6.6%
The results from the earnings simulation imply that the Company’s balance sheet is slightly liability sensitive at March 31, 2025 and December 31, 2024. The above table indicates that, in a rising interest rate environment, the Company is positioned to have a small increase in net interest income for the same asset and liability mix due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. However, in a declining interest rate environment, the Company is positioned to have a more advantageous increase in net interest income driven by the same factors discussed above and below. The liability sensitive position at March 31, 2025 is due to a variety of factors which include 1) higher than market rate unfunded loan commitments that were originated during 2024 with fixed rates that are assumed to draw down, or convert to funded loan balances, during the next twelve months, 2) shortening maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns in response to the recent inverted yield curve, and 3) more aggressive non maturing deposit betas utilized in a rates down environment versus a rates up environment based on bank specific non maturing deposit rate beta assumptions observed during the most recent rate cycle.
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
The following tables reflect the economic value of equity analyses results at the dates presented. All percentage changes presented are within prescribed ranges set by management.

	March 31, 2025	December 31, 2024
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(7.3) %	(8.3) %
100	(2.8) %	(3.3) %
-100	1.8%	2.4%
-200	2.7%	3.8%
-300	1.2%	2.9%
-400	(6.6) %	(1.9) %

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of March 31, 2025, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors faced by the Company from those disclosed in our 2024 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2025, the Company did not have a common share repurchase program. The following table provides information regarding the Company’s purchases of its common stock during the quarter ended March 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs(1)
01/01/2025 - 01/31/2025	1,257	$17.83	—	—
02/01/2025 - 02/28/2025	6,102	17.66	—	—
03/01/2025 - 03/31/2025	—	—	—	—
Total	7,359	$17.69	—
1 Reflects shares that were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS.
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

10.7.9
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use on and after February 27, 2025 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025)

10.7.10
Form of Performance Unit Agreement (for employee: LTIP) for use on and after February 27, 2025 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350 (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	May 8, 2025

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 8, 2025