Form 10-Q
period 2025-06-30
Carter Bankshares, Inc.
filed 2025-08-04
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of July 31, 2025 there were 22,669,834 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	June 30, 2025	December 31, 2024
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $51,890 at June 30, 2025 and $91,563 at December 31, 2024	$99,905	$131,171
Securities Available-for-Sale, at Fair Value (amortized cost of $821,906 and $800,741, respectively)	755,212	718,400
Equity Securities	10,200	10,041
Loans Held-for-Sale	246	—
Portfolio Loans	3,747,121	3,624,826
Allowance for Credit Losses	(71,023)	(75,600)
Portfolio Loans, net	3,676,098	3,549,226

Bank Premises and Equipment, net	72,105	74,329
Goodwill	1,193	—
Core Deposit Intangible	1,073	—
Other Real Estate Owned, net	1,657	659
Federal Home Loan Bank Stock, at Cost	8,653	6,487
Bank Owned Life Insurance	48,365	59,588
Other Assets	109,384	109,288
Total Assets	$4,784,091	$4,659,189

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$635,192	$634,436
Interest-Bearing Demand	805,013	726,947
Money Market	544,764	512,162
Savings	343,659	355,506
Certificates of Deposit	1,893,611	1,924,370
Total Deposits	4,222,239	4,153,421
Federal Home Loan Bank Borrowings	113,500	70,000
Reserve for Unfunded Loan Commitments	2,737	3,186
Other Liabilities	39,980	48,269
Total Liabilities	4,378,456	4,274,876

Commitment and Contingencies - see NOTE 10.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 22,669,834 shares at June 30, 2025, and 23,069,175 shares at December 31, 2024	22,670	23,069
Additional Paid-in Capital	84,146	92,159
Retained Earnings	351,069	333,606
Accumulated Other Comprehensive Loss	(52,250)	(64,521)
Total Shareholders’ Equity	405,635	384,313
Total Liabilities and Shareholders’ Equity	$4,784,091	$4,659,189
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands Except per Share Data)	2025	2024	2025	2024
INTEREST INCOME
Loans, including fees
Taxable	$49,522	$45,395	$97,347	$90,212
Non-Taxable	579	675	1,180	1,384
Investment Securities
Taxable	6,796	7,721	13,451	15,464
Non-Taxable	67	68	133	135
Federal Reserve Bank Excess Reserves	578	395	1,280	717
Interest on Bank Deposits	65	25	111	38
Dividend Income	140	304	252	682
Total Interest Income	57,747	54,583	113,754	108,632
Interest Expense
Interest Expense on Deposits	24,059	22,723	49,082	43,440
Interest on Other Borrowings	1,329	3,768	2,175	8,681
Total Interest Expense	25,388	26,491	51,257	52,121
NET INTEREST INCOME	32,359	28,092	62,497	56,511
(Recovery) Provision for Credit Losses	(2,330)	491	(4,355)	507
Recovery for Unfunded Commitments	(335)	(236)	(449)	(279)
Net Interest Income After (Recovery) Provision for Credit Losses	35,024	27,837	67,301	56,283
NONINTEREST INCOME
Gains on Sales of Securities, net	—	36	—	36
Service Charges, Commissions and Fees	1,765	1,852	3,639	3,727
Debit Card Interchange Fees	1,942	1,933	4,046	4,019
Insurance Commissions	714	934	1,058	1,548
Bank Owned Life Insurance Income	357	365	698	713
Other	130	413	2,368	535
Total Noninterest Income	4,908	5,533	11,809	10,578
NONINTEREST EXPENSE
Salaries and Employee Benefits	14,082	14,216	27,739	28,416
Occupancy Expense, net	4,230	3,793	8,702	7,541
FDIC Insurance Expense	1,436	1,566	2,866	3,253
Other Taxes	922	894	1,869	1,802
Advertising Expense	708	528	1,619	885
Telephone Expense	307	342	611	759
Professional and Legal Fees	1,921	1,542	3,151	3,055
Data Processing	1,395	1,234	2,839	2,125
Debit Card Expense	991	808	1,983	1,564
Other	3,312	2,523	5,967	4,303
Total Noninterest Expense	29,304	27,446	57,346	53,703
Income Before Income Taxes	10,628	5,924	21,764	13,158
Income Tax Provision	2,118	1,121	4,301	2,544
Net Income	$8,510	$4,803	$17,463	$10,614

Earnings per Common Share:
Basic Earnings per Common Share	$0.37	$0.21	$0.76	$0.46
Diluted Earnings per Common Share	$0.37	$0.21	$0.76	$0.46
Average Shares Outstanding-Basic & Diluted	22,805,881	22,826,510	22,839,412	22,798,476
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
Net Income	$8,510	$4,803	$17,463	$10,614
Other Comprehensive Income:
Net Unrealized Gains on Securities Available-for-Sale:
Net Unrealized Gains Arising during the Period	5,264	250	15,647	2,369
Reclassification Adjustment for Gains included in Net Income	—	(36)	—	(36)
Tax Effect	(1,141)	(51)	(3,376)	(527)
Net Unrealized Gains Recognized in Other Comprehensive Income	4,123	163	12,271	1,806
Other Comprehensive Income:	4,123	163	12,271	1,806
Comprehensive Income	$12,633	$4,966	$29,734	$12,420
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended June 30, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2025	$23,162	$92,418	$342,559	$(56,373)	$401,766
Net Income	—	—	8,510	—	8,510
Other Comprehensive Income, Net of Tax	—	—	—	4,123	4,123
1% Excise Tax on Stock Buybacks	—	(75)	—	—	(75)
Repurchase of Common Stock (547,332 shares)	(547)	(8,591)	—	—	(9,138)
Forfeiture of Restricted Stock (6,432 shares)	(6)	(74)	—	—	(80)
Issuance of Restricted Stock (61,015 shares)	61	(61)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	529	—	—	529
Balance at June 30, 2025	$22,670	$84,146	$351,069	$(52,250)	$405,635

	Three Months Ended June 30, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2024	$23,021	$90,947	$314,894	$(69,796)	$359,066
Net Income	—	—	4,803	—	4,803
Other Comprehensive Income, Net of Tax	—	—	—	163	163
Forfeitures of Restricted Stock (6,011 shares)	(6)	(40)	—	—	(46)
Issuance of Restricted Stock (58,219 shares)	58	(58)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	425	—	—	425
Balance at June 30, 2024	$23,073	$91,274	$319,697	$(69,633)	$364,411

	Six Months Ended June 30, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2024	$23,069	$92,159	$333,606	$(64,521)	$384,313
Net Income	—	—	17,463	—	17,463
Other Comprehensive Income, Net of Tax	—	—	—	12,271	12,271
1% Excise Tax on Stock Buybacks	—	(75)	—	—	(75)
Repurchase of Common Stock (547,332 shares)	(547)	(8,591)	—	—	(9,138)
Forfeiture of Restricted Stock (14,201 shares)	(14)	(195)	—	—	(209)
Issuance of Restricted Stock (162,192 shares)	162	(162)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,010	—	—	1,010
Balance at June 30, 2025	$22,670	$84,146	$351,069	$(52,250)	$405,635

	Six Months Ended June 30, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
Net Income	—	—	10,614	—	10,614
Other Comprehensive Income, Net of Tax	—	—	—	1,806	1,806
Forfeitures of Restricted Stock (11,669 shares)	(12)	(106)	—	—	(118)
Issuance of Restricted Stock (128,115 shares)	128	(128)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	866	—	—	866
Balance at June 30, 2024	$23,073	$91,274	$319,697	$(69,633)	$364,411
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024
OPERATING ACTIVITIES
Net Income	$17,463	$10,614
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
(Recovery) Provision for Credit Losses, including Recovery for Unfunded Commitments	(4,804)	228
Origination of Loans Held-for-Sale	(7,877)	(3,902)
Proceeds From Loans Held-for-Sale	7,711	3,963
Depreciation/Amortization of Bank Premises and Equipment	3,850	3,422
Provision (Benefit) for Deferred Taxes	1,628	(1,418)
Net Amortization of Securities	1,707	1,871
Tax Credit Amortization	325	326
Gains on Sales of Loans Held-for-Sale	(80)	(61)
Gains on Sales of Securities, net	—	(36)
Unrealized Gain on Equity Securities	(159)	(63)
Commercial Loan Swap Derivative Loss (Income)	96	(16)
Increase in the Value of Life Insurance Contracts	(698)	(713)
Gain on Bank Owned Life Insurance Death Benefit	(1,882)	—
1035 Exchange Fee on Bank Owned Life Insurance	527	—
Balance Sheet Hedge Fair Value Adjustment	140	—
Recognition of Restricted Stock Compensation Expense	1,010	866
Decrease in Other Assets	734	1,762
Decrease in Other Liabilities	(3,716)	(1,668)
Net Cash Provided By Operating Activities	15,975	15,175
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	—	10,617
Proceeds from Maturities, Redemptions, and Paydowns	30,445	31,174
Purchases	(53,317)	(8,615)
Purchase of Equity Securities	—	(5,000)
Purchase of Bank Premises and Equipment, Net	(3,440)	(3,116)
Net Cash Acquired from Branch Purchase	53,573	—
(Purchase) Redemption of Federal Home Loan Bank Stock, net	(2,166)	7,159
Loan Originations, net	(123,139)	(45,665)
Proceeds from Death Benefit on Bank Owned Life Insurance	3,077	—
Proceeds from Sales and Payments of Other Real Estate Owned	473	1,502
Net Cash Used In Investing Activities	(94,494)	(11,944)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	49,649	(16,195)
(Decrease) Increase in Certificates of Deposits	(36,758)	175,581
Proceeds from Federal Home Loan Bank Borrowings	245,000	1,482,500
Repayments on Federal Home Loan Bank Borrowings	(201,500)	(1,637,900)
Repurchase of Common Stock	(9,138)	—
Net Cash Provided By Financing Activities	47,253	3,986
Net (Decrease) Increase in Cash and Cash Equivalents	(31,266)	7,217
Cash and Cash Equivalents at Beginning of Period	131,171	54,529
Cash and Cash Equivalents at End of Period	$99,905	$61,746
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024
SUPPLEMENTARY DATA
Cash Interest Paid	$52,800	$51,252
Cash Paid for Income Taxes	1,494	265
Transfer from Loans to Other Real Estate Owned	—	1,181
Transfer from Fixed Assets to Other Real Estate Owned	1,814	—
Right-of-use Asset Recorded in Exchange for Lease Liabilities	958	2,511
Stock Repurchase Excise Tax Settled in Subsequent Period	(75)	—
Stock Repurchases Settled in Subsequent Period	(181)	—
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
ASU 2025-01 & 2024-03 – Income Statement — Reporting Comprehensive Income –Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The amendment in this [Update][ASU] amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements, but is expected to result in additional disclosures and potential changes to the line items on the Consolidated Statement of Income.
Acquisitions
On May 23, 2025, Carter Bankshares, Inc. the holding company for Carter Bank (“the Bank”) completed the acquisition of two leased branch facilities and the deposits associated therewith, located in Mooresville, North Carolina and Winston-Salem, North Carolina from First Reliance Bankshares, Inc., the holding company for First Reliance Bank (the “Branch Purchase”). The Branch Purchase included approximately $57 thousand in premises and equipment, $517 thousand in cash and other assets, as well as approximately $55.9 million in deposits. The Branch Purchase did not include any loans. This expansion is part of our strategy to expand our footprint in growth markets throughout North Carolina.
The following table summarizes the estimated fair value of the assets acquired, liabilities assumed and consideration transferred in connection with the acquisition (in thousands):

(Dollars in Thousands)	June 30, 2025

Total Cash Received From Seller	$53,077
Fair Value of Total Cash Received From Seller	$53,077

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	$496
Premises and Equipment	57
Core Deposit Intangible	1,101
Accrued Interest Receivable and Other Assets	21
Total Assets Acquired	1,675
Deposits	55,945
Total Liabilities Assumed	55,945

Net Identifiable Assets / (Liabilities)	(54,270)

Goodwill Recognized	1,193
$53,077
Acquired Deposits
The fair values of core deposits, such as noninterest and interest-bearing transaction accounts, savings and money market accounts approximated their carrying value at the acquisition date. For certificates of deposit, the fair values were estimated based on discounted cash flows, using interest rates that were being offered at the time of acquisition compared to the contractual interest rates.
Core Deposit Intangible
The Company believes that the customer relationships with the deposits acquired have an intangible value. In connection with the acquisition, the Company recorded a core deposit intangible asset of $1.1 million. The core deposit intangible asset

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
represents the value that the Bank’s core deposits had with their deposit customers. The fair value was estimated based on a discounted cash flow methodology based on assumptions that considered the type of deposit, deposit retention and the cost of the deposit base. The core deposit intangible is being amortized over 10 years on an accelerated basis.

Goodwill
Goodwill is the excess of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed and is the result of the expected operation synergies and other factors. Goodwill of $1.2 million has been recorded. The Bank will monitor valuation inputs for up to one year after the acquisition date according to GAAP. Adjustments will be made to provisional amounts if new information becomes available about facts and circumstances that existed as of the acquisition date.
Merger Related Costs
During the six months ended June 30, 2025, the Company incurred $386 thousand of merger-related costs in connection with the Branch Purchase, primarily for professional fees. These expenses are recorded in professional and legal fees on the Consolidated Income Statement.

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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, except share and per share data)	2025	2024	2025	2024
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$8,510	$4,803	$17,463	$10,614
Less: Income allocated to participating shares	97	47	190	106
Net Income Allocated to Common Shareholders - Basic & Diluted	$8,413	$4,756	$17,273	$10,508

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	23,067,260	23,050,864	23,090,907	23,029,213
Less: Average Participating Securities	261,379	224,354	251,495	230,737
Weighted Average Common Shares Outstanding - Basic & Diluted	22,805,881	22,826,510	22,839,412	22,798,476

Earnings per Common Share – Basic	$0.37	$0.21	$0.76	$0.46
Earnings per Common Share – Diluted	$0.37	$0.21	$0.76	$0.46

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities at the dates presented:

	June 30, 2025
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$23,405	$24	$(531)	$22,898
Residential Mortgage-Backed Securities	105,587	19	(8,341)	97,265
Commercial Mortgage-Backed Securities	24,987	83	(473)	24,597
Other Commercial Mortgage-Backed Securities	31,004	70	(1,496)	29,578
Asset Backed Securities	122,292	7	(7,193)	115,106
Collateralized Mortgage Obligations	181,303	95	(8,806)	172,592
States and Political Subdivisions	262,578	—	(33,410)	229,168
Corporate Notes	70,750	—	(6,742)	64,008
Total	$821,906	$298	$(66,992)	$755,212

	December 31, 2024
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$27,634	$36	$(720)	$26,950
Residential Mortgage-Backed Securities	106,593	3	(10,443)	96,153
Commercial Mortgage-Backed Securities	22,233	30	(676)	21,587
Other Commercial Mortgage-Backed Securities	24,064	—	(2,094)	21,970
Asset Backed Securities	127,978	14	(9,471)	118,521
Collateralized Mortgage Obligations	158,610	8	(10,030)	148,588
States and Political Subdivisions	262,879	—	(41,698)	221,181
Corporate Notes	70,750	—	(7,300)	63,450
Total	$800,741	$91	$(82,432)	$718,400
The Company did not have securities classified as held-to-maturity at June 30, 2025 or December 31, 2024.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024

Proceeds from Sales of Securities Available-for-Sale	$—	$10,617	$—	$10,617

Gross Realized Gains	$—	$36	$—	$36
Gross Realized Losses	—	—	—	—
Net Realized Gains	$—	$36	$—	$36
Tax Impact	$—	$8	$—	$8
For the three and six months ended June 30, 2025, the Company had no gross or net realized gains and losses. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized gains reflect reclassification adjustments in the calculation of Other Comprehensive Income. The net realized gains are included in noninterest income as gains on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.

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

	June 30, 2025
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$14	$15
Due after One Year through Five Years	45,480	42,625
Due after Five Years through Ten Years	278,768	246,504
Due after Ten Years	32,471	26,930
Residential Mortgage-Backed Securities	105,587	97,265
Commercial Mortgage-Backed Securities	24,987	24,597
Other Commercial Mortgage-Backed Securities	31,004	29,578
Collateralized Mortgage Obligations	181,303	172,592
Asset Backed Securities	122,292	115,106
Total	$821,906	$755,212
At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $316.4 million at June 30, 2025 and $300.1 million at December 31, 2024.
Available-for-sale securities with unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	8	$3,067	$(11)	22	$15,189	$(520)	30	$18,256	$(531)
Residential Mortgage-Backed Securities	1	4	—	37	87,640	(8,341)	38	87,644	(8,341)
Commercial Mortgage-Backed Securities	5	940	(6)	37	11,534	(467)	42	12,474	(473)
Other Commercial Mortgage-Backed Securities	—	—	—	8	22,168	(1,496)	8	22,168	(1,496)
Asset Backed Securities	2	6,095	(26)	27	77,504	(7,167)	29	83,599	(7,193)
Collateralized Mortgage Obligations	14	29,493	(136)	64	120,037	(8,670)	78	149,530	(8,806)
States and Political Subdivisions	—	—	—	153	229,167	(33,410)	153	229,167	(33,410)
Corporate Notes	—	—	—	21	64,008	(6,742)	21	64,008	(6,742)
Total Debt Securities	30	$39,599	$(179)	369	$627,247	$(66,813)	399	$666,846	$(66,992)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	12	$6,574	$(60)	18	$14,558	$(660)	30	$21,132	$(720)
Residential Mortgage-Backed Securities	1	7	—	40	95,326	(10,443)	41	95,333	(10,443)
Commercial Mortgage-Backed Securities	10	2,743	(8)	42	13,780	(668)	52	16,523	(676)
Other Commercial Mortgage-Backed Securities	—	—	—	8	21,970	(2,094)	8	21,970	(2,094)
Asset Backed Securities	1	1,176	(5)	27	76,333	(9,466)	28	77,509	(9,471)
Collateralized Mortgage Obligations	2	2,339	(2)	74	132,902	(10,028)	76	135,241	(10,030)
States and Political Subdivisions	—	—	—	153	221,181	(41,698)	153	221,181	(41,698)
Corporate Notes	—	—	—	21	63,450	(7,300)	21	63,450	(7,300)
Total Debt Securities	26	$12,839	$(75)	383	$639,500	$(82,357)	409	$652,339	$(82,432)
The Company did not record an allowance for credit losses, (“ACL”), on its investment securities during the three or six months ended June 30, 2025 or the year ended December 31, 2024 as the Company did not have any related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of June 30, 2025, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. It should be noted that we may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company determined the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through (recovery) provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the three and six months ended June 30, 2025 and June 30, 2024, the Company had no credit related net investment impairment losses.
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
During the three and six months ended June 30, 2025, the Company recognized an unrealized fair value gain of $22 thousand and $159 thousand on these equity securities. During the three and six months ended June 30, 2024 the Company purchased $5.0 million of equity securities with a carrying value totaling $5.1 million and recognized an unrealized fair value gain of

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
$63.3 thousand on these equity securities. This unrealized fair value gain is recorded in other noninterest income on the Consolidated Statements of Income.
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Commercial
Commercial Real Estate	$2,000,766	$1,869,831
Commercial and Industrial	221,880	230,483
Total Commercial Loans	2,222,646	2,100,314
Consumer
Residential Mortgages	814,188	777,471
Other Consumer	27,991	28,908
Total Consumer Loans	842,179	806,379
Construction	443,573	462,930
Other	238,723	255,203
Total Portfolio Loans	3,747,121	3,624,826
Loans Held-for-Sale	246	—
Total Loans	$3,747,367	$3,624,826
Loan Restructurings
The following table shows the amortized cost basis as of June 30, 2025 and June 30, 2024 for the loans restructured during the three and six months ended June 30, 2025 and June 30, 2024 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

	Restructured Loans
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	1	4,516	1.02%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	$—	—%	1	$4,516	0.12%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	2	1,004	0.45%	2	1,004	0.45%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	4	76,509	32.05%	9	235,542	98.67%
Total Nonaccrual Restructured Loans	6	$77,513	2.07%	11	$236,546	6.31%
Total Restructured Loans	6	$77,513	2.07%	12	$241,062	6.43%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Restructured Loans
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	$—	—%	—	$—	—%

Nonaccrual Restructured Loans
Commercial Real Estate	1	$449	0.02%	1	$449	0.02%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	11	294,140	98.90%	11	294,140	98.90%
Total Nonaccrual Restructured Loans	12	$294,589	98.75%	12	$294,589	98.75%
Total Restructured Loans	12	$294,589	98.75%	12	$294,589	98.75%
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that have been modified during the six months ended June 30, 2025 and 2024:

	As of June 30, 2025			As of June 30, 2024
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Accruing Restructured Loans
Commercial Real Estate	$—	$—	$—	$—	$—	$—
Commercial and Industrial	—	—	—	—	—	—
Residential Mortgages	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—
Construction	—	4,516	—	—	—	—
Other	—	—	—	—	—	—
Total Accruing Restructured Loans	$—	$4,516	$—	$—	$—	$—

Nonaccrual Restructured Loans
Commercial Real Estate	$—	$—	$—	$—	$—	$449
Commercial and Industrial	1,004	—	—	—	—	—
Residential Mortgages	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Other	235,542	—	—	—	—	294,140
Total Nonaccrual Restructured Loans	$236,546	$—	$—	$—	$—	$294,589
Total Restructured Loans	$236,546	$4,516	$—	$—	$—	$294,589

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented.

	Three Months Ended June 30, 2025
(Dollars in Thousands)	Payment Delay	Accelerated Maturity Date/Modified Rate	Term Extension/Payment Delay	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$—	$—	$—	$—	$—	—%
Commercial and Industrial	—	—	—	1,004	1,004	0.45%
Residential Mortgages	—	—	—	—	—	—%
Other Consumer	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Other	—	—	—	76,509	76,509	32.05%
Total	$—	$—	$—	$77,513	$77,513	2.07%

	Six Months Ended June 30, 2025
(Dollars in Thousands)	Payment Delay	Accelerated Maturity Date/Modified Rate	Term Extension/Payment Delay	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$—	$—	$—	$—	$—	—%
Commercial and Industrial	—	—	—	1,004	1,004	0.45%
Residential Mortgages	—	—	—	—	—	—%
Other Consumer	—	—	—	—	—	—%
Construction	4,516	—	—	—	4,516	1.02%
Other	—	—	—	235,542	235,542	98.67%
Total	$4,516	$—	$—	$236,546	$241,062	6.43%

	Three and Six Months Ended June 30, 2024
(Dollars in Thousands)	Term Extension/Payment Delay	Term Extension/Payment Delay/Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$449	$—	$449	0.02%
Commercial and Industrial	—	—	—	—%
Residential Mortgages	—	—	—	—%
Other Consumer	—	—	—	—%
Construction	—	—	—	—%
Other	—	294,140	294,140	98.90%
Total	$449	$294,140	$294,589	98.75%
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

Three Months Ended June 30, 2025
(Dollars in Thousands)	Weighted-Average Payment Delay	Weighted-Average Term Extension/Payment Delay
Commercial and Industrial	—	0.07 years
Other	—	0.24 years

	Six Months Ended June 30, 2025
(Dollars in Thousands)	Weighted-Average Payment Delay	Weighted-Average Term Extension/Payment Delay
Commercial and Industrial	—	0.07 years
Residential Mortgages	—	—
Other Consumer	—	0
Construction	0.32 years	0
Other	—	0.86 years

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Three and Six Months Ended June 30, 2024
(Dollars in Thousands)	Weighted-Average Term Extension/Payment Delay	Weighted-Average Interest Rate Reduction
Commercial Real Estate	4.93 years	—%
Other	2.57 years	0.63%
Commitments to lend additional funds on one restructured loan as of June 30, 2025 totaled $4.8 million. As of December 31, 2024, the Bank had no commitments to lend any additional funds on restructured loans. As of June 30, 2025 and June 30, 2024 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of June 30, 2025 and December 31, 2024, the Company had $2.0 million and $0.4 million, respectively, of residential real estate in the process of foreclosure. We also had no residential real estate included in other real estate owned (“OREO”) at June 30, 2025 or at December 31, 2024, respectively.
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
C&I loans are made to operating companies or manufacturers for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing. Cash flow from the operations of the borrower is the primary source of repayment for these loans. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the industry of the borrower. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. These loans are also made to local and state municipalities for various purposes including refinancing existing obligations, infrastructure up-fit and expansion, or to purchase new equipment. These loans may be secured by general obligations from the municipal authority or revenues generated by infrastructure and equipment financed by the Company. The primary repayment sources for these loans include the tax base of the municipality, specific revenue streams related to the infrastructure financed, and other business operations of the municipal authority. The health and stability of state and local economies directly impact each municipality’s tax basis and are important indicators of risk for this segment. The ability of each municipality to increase taxes and fees to offset debt service requirements give this type of loan a very low risk profile in the continuum of the Company’s loan portfolio.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Other loans, which includes the Company’s largest lending relationship, has unique risk attributes considered inconsistent with our current underwriting standards. The ACL reserve for the Other segment is based on models based on projected discounted cash flows and supportable loan amount and reserves will fluctuate based on expected cash flow changes and curtailments in the future. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of June 30:

	Risk Rating
(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$122,860	$183,320	$322,821	$462,696	$237,861	$618,278	$43,265	$1,991,101
Special Mention	—	—	—	—	—	52	—	52
Substandard	—	9,495	—	—	—	84	34	9,613
Total Commercial Real Estate	$122,860	$192,815	$322,821	$462,696	$237,861	$618,414	$43,299	$2,000,766
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$3,307	$1,571	$29,866	$21,003	$10,915	$117,001	$35,251	$218,914
Special Mention	—	—	—	557	—	—	1,321	1,878
Substandard	40	—	—	16	1,004	28	—	1,088
Total Commercial and Industrial	$3,347	$1,571	$29,866	$21,576	$11,919	$117,029	$36,572	$221,880
YTD Gross Charge-offs	—	—	—	7	—	—	—	7

Residential Mortgages
Pass	$59,414	$21,577	$67,530	$274,109	$155,674	$174,214	$57,438	$809,956
Special Mention	—	—	—	—	—	90	—	90
Substandard	—	—	—	—	—	3,434	708	4,142
Total Residential Mortgages	$59,414	$21,577	$67,530	$274,109	$155,674	$177,738	$58,146	$814,188
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$11,691	$8,763	$3,560	$1,690	$509	$1,749	$—	$27,962
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	18	—	6	5	—	—	29
Total Other Consumer	$11,691	$8,781	$3,560	$1,696	$514	$1,749	$—	$27,991
YTD Gross Charge-offs	93	86	48	174	51	7	—	459

Construction
Pass	$24,397	$118,865	$171,651	$96,809	$1,876	$8,634	$15,511	$437,743
Special Mention	—	660	—	—	—	45	—	705
Substandard	—	—	402	4,516	167	40	—	5,125
Total Construction	$24,397	$119,525	$172,053	$101,325	$2,043	$8,719	$15,511	$443,573
YTD Gross Charge-offs	—	—	—	1	—	—	—	1

Other
Pass	$—	$—	$—	$—	$—	$3,181	$—	$3,181
Special Mention	—	—	—	—	—	—	—	—
Substandard	235,542	—	—	—	—	—	—	235,542
Total Other Loans	$235,542	$—	$—	$—	$—	$3,181	$—	$238,723
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$221,669	$334,096	$595,428	$856,307	$406,835	$923,057	$151,465	$3,488,857
Special Mention	—	660	—	557	—	187	1,321	2,725
Substandard	235,582	9,513	402	4,538	1,176	3,586	742	255,539
Total Portfolio Loans	$457,251	$344,269	$595,830	$861,402	$408,011	$926,830	$153,528	$3,747,121
Current YTD Period:
YTD Gross Charge-offs	$93	$86	$48	$182	$51	$7	$—	$467

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
The Bank’s largest credit relationship was nonperforming and rated as substandard at June 30, 2025 and December 31, 2024 with an aggregate principal balance of $235.5 million and $252.0 million at June 30, 2025 and December 31, 2024, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of June 30:

(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$122,860	$183,320	$322,821	$462,696	$237,861	$618,330	$43,265	$1,991,153
Nonperforming	—	9,495	—	—	—	84	34	9,613
Total Commercial Real Estate	$122,860	$192,815	$322,821	$462,696	$237,861	$618,414	$43,299	$2,000,766
Commercial and Industrial
Performing	$3,347	$1,571	$29,866	$21,560	$10,915	$117,001	$36,572	$220,832
Nonperforming	—	—	—	16	1,004	28	—	1,048
Total Commercial and Industrial	$3,347	$1,571	$29,866	$21,576	$11,919	$117,029	$36,572	$221,880
Residential Mortgages
Performing	$59,414	$21,577	$67,530	$274,109	$155,674	$174,304	$57,438	$810,046
Nonperforming	—	—	—	—	—	3,434	708	4,142
Total Residential Mortgages	$59,414	$21,577	$67,530	$274,109	$155,674	$177,738	$58,146	$814,188
Other Consumer
Performing	$11,691	$8,763	$3,560	$1,690	$509	$1,749	$—	$27,962
Nonperforming	—	18	—	6	5	—	—	29
Total Other Consumer	$11,691	$8,781	$3,560	$1,696	$514	$1,749	$—	$27,991
Construction
Performing	$24,397	$119,525	$172,053	$101,325	$1,876	$8,679	$15,511	$443,366
Nonperforming	—	—	—	—	167	40	—	207
Total Construction	$24,397	$119,525	$172,053	$101,325	$2,043	$8,719	$15,511	$443,573
Other
Performing	$—	$—	$—	$—	$—	$3,181	$—	$3,181
Nonperforming	235,542	—	—	—	—	—	—	235,542
Total Other Loans	$235,542	$—	$—	$—	$—	$3,181	$—	$238,723
Total Portfolio Loans
Performing	$221,709	$334,756	$595,830	$861,380	$406,835	$923,244	$152,786	$3,496,540
Nonperforming	235,542	9,513	—	22	1,176	3,586	742	250,581
Total Portfolio Loans	$457,251	$344,269	$595,830	$861,402	$408,011	$926,830	$153,528	$3,747,121

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans at the dates presented:

	June 30, 2025
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,983,106	$8,047	$—	$8,047	$9,613	$2,000,766
Commercial & Industrial	220,616	216	—	216	1,048	221,880
Residential Mortgages	806,887	2,921	238	3,159	4,142	814,188
Other Consumer	27,734	128	100	228	29	27,991
Construction	438,768	4,516	82	4,598	207	443,573
Other	3,181	—	—	—	235,542	238,723
Total	$3,480,292	$15,828	$420	$16,248	$250,581	$3,747,121

	December 31, 2024
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,866,013	$2,642	$—	$2,642	$1,176	$1,869,831
Commercial & Industrial	229,225	180	—	180	1,078	230,483
Residential Mortgages	771,689	867	50	917	4,865	777,471
Other Consumer	28,582	208	98	306	20	28,908
Construction	461,919	783	—	783	228	462,930
Other	3,221	—	—	—	251,982	255,203
Total	$3,360,649	$4,680	$148	$4,828	$259,349	$3,624,826
Loans past due 90 days or more and still accruing are automatically transferred to nonaccrual status and were zero at June 30, 2025 and December 31, 2024, respectively.
There were no nonaccrual or past due loans related to loans held-for-sale as of June 30, 2025 and December 31, 2024, respectively.
The following table presents loans on nonaccrual status and loans past due 90 days or more and still accruing by portfolio segment of loan at the dates presented. There were no loans at the dates presented that were past due more than 90 days and still accruing.

	June 30, 2025			December 31, 2024
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial Real Estate	$9,495	$118	$9,613	$—	$1,176	$1,176
Commercial and Industrial	—	1,048	1,048	—	1,078	1,078
Residential Mortgages	2,018	2,124	4,142	2,053	2,812	4,865
Other Consumer	—	29	29	—	20	20
Construction	—	207	207	—	228	228
Other	—	235,542	235,542	—	251,982	251,982
Total Portfolio Loans	$11,513	$239,068	$250,581	$2,053	$257,296	$259,349
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, management believes delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, management automatically transfers loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans and loans that have been characterized as restructured

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is $1.0 million or greater and/or based on management’s discretion, unless we elect to maintain the loan in the general pool. During the three and six months ended June 30, 2025 and June 30, 2024, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.
The following table presents the amortized cost basis of individually evaluated loans at the dates presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported in the (recovery) provision for credit losses on loans in the period of change.

	June 30, 2025
Collateral Type	Warehouse	Equipment	Single Family	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$9,495	$—	$—	$—	$9,495
Commercial and Industrial	—	1,004	—	—	1,004
Residential Mortgage	—	—	2,018	—	2,018
Other	—	—	—	235,542	235,542
Total	$9,495	$1,004	$2,018	$235,542	$248,059

	December 31, 2024
Collateral Type	Equipment	Single Family	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial and Industrial	$1,026	$—	$—	$1,026
Residential Mortgage	—	2,053	—	2,053
Other	—	—	251,982	251,982
Total	$1,026	$2,053	$251,982	$255,061
The following tables presents activity in the ACL for the periods presented:

	Three Months Ended June 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$20,144	$2,675	$10,843	$693	$12,049	$27,114	$73,518
Provision (Recovery) for Credit Losses on Loans	579	45	298	144	(285)	(3,111)	(2,330)
Charge-offs	—	—	—	(288)	—	—	(288)
Recoveries	—	2	2	119	—	—	123
Net Recoveries / (Charge-offs)	—	2	2	(169)	—	—	(165)
Balance, End of Period	$20,723	$2,722	$11,143	$668	$11,764	$24,003	$71,023

	Six Months Ended June 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$20,146	$2,791	$10,389	$682	$11,297	$30,295	$75,600
Provision (Recovery) for Credit Losses on Loans	577	(67)	744	216	467	(6,292)	(4,355)
Charge-offs	—	(7)	—	(459)	(1)	—	(467)
Recoveries	—	5	10	229	1	—	245
Net (Charge-offs) / Recoveries	—	(2)	10	(230)	—	—	(222)
Balance, End of Period	$20,723	$2,722	$11,143	$668	$11,764	$24,003	$71,023

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Three Months Ended June 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$19,162	$3,061	$11,038	$783	$8,139	$54,353	$96,536
Provision (Recovery) for Credit Losses on Loans	655	133	(312)	336	1,078	(1,399)	491
Charge-offs	—	(1)	(4)	(488)	—	—	(493)
Recoveries	—	1	22	129	—	—	152
Net Recoveries / (Charge-offs)	—	—	18	(359)	—	—	(341)
Balance, End of Period	$19,817	$3,194	$10,744	$760	$9,217	$52,954	$96,686

	Six Months Ended June 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
(Recovery) Provision for Credit Losses on Loans	(56)	(75)	(132)	589	1,581	(1,400)	507
Charge-offs	—	(19)	(27)	(968)	(156)	—	(1,170)
Recoveries	—	2	24	271	—	—	297
Net Charge-offs	—	(17)	(3)	(697)	(156)	—	(873)
Balance, End of Period	$19,817	$3,194	$10,744	$760	$9,217	$52,954	$96,686

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
Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, or matrix pricing, which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. This valuation method is classified as Level 3 in the fair value hierarchy.
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of June 30, 2025, Level 1 fair values are available for each of the Company’s equity securities.
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
The Company previously used pay-fixed/receive-floating interest rate swaps (the “Pay-Fixed Swap Agreements”). The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in the amortizing single family mortgages and CRE loans. These fair value hedges were utilized to convert the hedged loans from a fixed rate to a synthetic floating Secured Overnight Financing Rate (“SOFR”). As long as a hedging instrument was designated and the results of the effectiveness testing support that the instrument qualified for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument were accounted for in net interest income. The fair value of the hedge was recorded in either other assets or in other liabilities depending on the position of the hedge, and the offset was recorded in loans. This was the case whether or not economic mismatches existed in the hedging relationship. As a result, there was no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses was recognized in the period in which the hedged transactions had an impact to earnings. As of June 30, 2025, the Company had since terminated all its Pay-Fixed Swap Agreements.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At June 30, 2025 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	June 30, 2025
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$22,898	$—	$22,898	$—
Residential Mortgage-Backed Securities	97,265	—	97,265	—
Commercial Mortgage-Backed Securities	24,597	—	24,597	—
Other Commercial Mortgage-Backed Securities	29,578	—	29,578	—
Asset Backed Securities	115,106	—	115,106	—
Collateralized Mortgage Obligations	172,592	—	172,592	—
States and Political Subdivisions	229,168	—	229,168	—
Corporate Notes	64,008	—	56,100	7,908
Total Securities Available-for-Sale	755,212	—	747,304	7,908
Equity Securities	10,200	10,200	—	—
Derivatives	11,926	—	11,926	—
Total	$777,338	$10,200	$759,230	$7,908

Liabilities
Derivatives	$11,822	$—	$11,822	$—
Total	$11,822	$—	$11,822	$—

	December 31, 2024
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$26,950	$—	$26,950	$—
Residential Mortgage-Backed Securities	96,153	—	96,153	—
Commercial Mortgage-Backed Securities	21,587	—	21,587	—
Other Commercial Mortgage-Backed Securities	21,970	—	21,970	—
Asset Backed Securities	118,521	—	118,521	—
Collateralized Mortgage Obligations	148,588	—	148,588	—
States and Political Subdivisions	221,181	—	221,181	—
Corporate Notes	63,450	—	55,692	7,758
Total Securities Available-for-Sale	718,400	—	710,642	7,758
Equity Securities	10,041	10,041	—	—
Portfolio Loan Pool Subject to Fair Value Hedge	622	—	622	—
Derivatives	17,356	—	17,356	—
Total	$746,419	$10,041	$728,620	$7,758

Liabilities
Derivatives	$17,710	$—	$17,710	$—
Total	$17,710	$—	$17,710	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
We have invested in subordinated debt of other financial institutions. We have two securities totaling $7.9 million that are considered to be Level 3 securities at June 30, 2025 and two totaling $7.8 million at December 31, 2024, attributable to the calculated change in fair value of $0.1 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis at the dates presented are summarized below:

	June 30, 2025
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$1,657	$1,657
Individually Evaluated Loans	$—	$—	$531	$531

	December 31, 2024
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$659	$659
Individually Evaluated Loans	$—	$—	$579	$579
The Company had one C&I individually evaluated loan totaling $0.5 million and $0.6 million measured at fair value on a nonrecurring basis as of June 30, 2025 and at December 31, 2024, respectively. The Company’s largest credit relationship is classified as an individually evaluated loan with a net carrying amount totaling $211.5 million at June 30, 2025 and $221.7 million at December 31, 2024. The Company utilized various cash flow and discounting assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $24.0 million at June 30, 2025 and $30.3 million at December 31, 2024. When evaluating the net carrying value of this credit relationship at June 30, 2025, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1.7 million as of June 30, 2025, compared with $0.7 million at December 31, 2024. This increase was primarily due to three closed branches being transferred to OREO, partially offset by the sale of one of these closed branches during the second quarter of 2025. The Company had $0.4 million and $0.5 million write-downs recorded on OREO for the three and six months ended June 30, 2025 and had zero write-downs recorded on OREO for the three and six months ended June 30, 2024.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis at the dates presented:

	June 30, 2025
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$531	Appraisals	Estimated Selling Costs			3.5%	3.5%
Total Individually Evaluated Loans	$531

OREO	$390	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	1,267	Discounted Internal Valuations	Management's Subject Discount	4.6%	—	24.0%	8.2%
Total OREO	$1,657

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$579	Discounted Appraisals	Estimated Selling Costs			3.5%	3.5%
Total Individually Evaluated Loans	$579

OREO	$143	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	516	Discounted Internal Valuations	Management’s Subject Discount	0.0%	—	24.0%	24.0%
Total OREO	$659
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
The carrying values and estimated fair values of our financial instruments at June 30, 2025 and December 31, 2024 are presented in the following tables. Fair values for June 30, 2025 and December 31, 2024 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at June 30, 2025
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$99,905	$48,015	$51,890	$—	$99,905
Securities Available-for-Sale	755,212	—	747,304	7,908	755,212
Equity Securities	10,200	10,200	—	—	10,200
Loans Held-for-Sale	246	—	—	246	246
Portfolio Loans, net	3,676,098	—	—	3,500,433	3,500,433
Federal Home Loan Bank Stock, at Cost	8,653	—	—	NA	NA
Other Assets- Interest Rate Derivatives	11,926	—	11,926	—	11,926
Accrued Interest Receivable	18,045	28	4,029	13,988	18,045

Financial Liabilities:
Deposits	$4,222,239	$635,192	$1,693,436	$1,906,914	$4,235,542
Other Liabilities- Interest Rate Derivatives	11,822	—	11,822	—	11,822
FHLB Borrowings	113,500	—	—	113,324	113,324
Accrued Interest Payable	6,675	—	3	6,672	6,675

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at December 31, 2024
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$131,171	$39,608	$91,563	$—	$131,171
Securities Available-for-Sale	718,400	—	710,642	7,758	718,400
Equity Securities	10,041	10,041	—	—	10,041
Portfolio Loans, net	3,549,226	—	—	3,379,192	3,379,192
Federal Home Loan Bank Stock, at Cost	6,487	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,356	—	17,356	—	17,356
Accrued Interest Receivable	17,842	—	4,406	13,436	17,842

Financial Liabilities:
Deposits	$4,153,421	$634,436	$1,594,615	$1,937,914	$4,166,965
Other Liabilities- Interest Rate Derivatives	17,710	—	17,710	—	17,710
FHLB Borrowings	70,000	—	—	69,604	69,604
Accrued Interest Payable	8,218	—	5	8,213	8,218

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
As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for in net interest income. The fair value of the hedge is recorded in either other assets or in other liabilities depending on the position of the hedge, and the offset is recorded in loans. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	June 30, 2025			December 31, 2024
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	2	$922	$1	3	$866	$2
Interest Rate Swap Contracts – Commercial Loans	56	362,030	11,925	56	368,850	17,354
Total Derivatives not Designated as Hedging Instruments	58	$362,952	$11,926	59	$369,716	$17,356

Total Derivatives	58	$362,952	$11,926	59	$369,716	$17,356

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	June 30, 2025			December 31, 2024
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	—	$—	$—	1	$125,000	$554
Total Derivatives Designated as Hedging Instruments	—	$—	$—	1	$125,000	$554

Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	2	$922	$1	3	$866	$2
Interest Rate Swap Contracts – Commercial Loans	56	362,030	11,821	56	368,850	17,154
Total Derivatives not Designated as Hedging Instruments	58	$362,952	$11,822	59	$369,716	$17,156

Total Derivatives	58	$362,952	$11,822	60	$494,716	$17,710
The following table indicates the (loss) income recognized within “other noninterest income” in the Consolidated Statements of Income for derivatives as of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$—	$—	$(140)	$—
Total Derivative Loss Designated as Hedging Instruments	$—	$—	$(140)	$—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$(7)	$5	$(1)	$2
Forward Sale Contracts – Mortgage Loans	7	(5)	1	(2)
Interest Rate Swap Contracts – Commercial Loans	(52)	2	(96)	16
Total Derivative (Loss) Income not Designated as Hedging Instruments	$(52)	$2	$(96)	$16

Net Derivative (Loss) Income	$(52)	$2	$(236)	$16

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table indicates the gross amounts of derivative assets and derivative liabilities designated as hedging instruments and not designated as hedging instruments, the amounts offset and the carrying values included in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives		Liability Derivatives
	(Included in Other Assets)		(Included in Other Liabilities)
(Dollars in Thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments
Gross Amounts Recognized	$—	$—	$—	$592
Gross Amounts Offset	—	—	—	38
Net Amounts Presented in the Consolidated Balance Sheets	$—	$—	$—	$554

Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$11,926	$17,356	$11,822	$17,156
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	$11,926	$17,356	$11,822	$17,156

Net Amount	$11,926	$17,356	$11,822	$17,710
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Noninterest-Bearing Demand	$635,192	$634,436
Interest-Bearing Demand	805,013	726,947
Money Market	544,764	512,162
Savings	343,659	355,506
Certificates of Deposits	1,893,611	1,924,370
Total	$4,222,239	$4,153,421
All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at June 30, 2025 and December 31, 2024 were $300.2 million and $297.9 million, respectively.
At June 30, 2025 and December 31, 2024, total brokered deposits (excluding the Certificate of Deposit Account Registry Services (“CDARS”) and ICS two-way) were $196.1 million, respectively, which are included within the “certificates of deposit” line item in the Consolidated Balance Sheet.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	June 30, 2025
3 Months or Less	$609,411
Over 3 Months through 12 Months	723,064
Over 1 Year Through 3 Years	467,250
Over 3 Years	93,886
Total	$1,893,611
Overdrafts reclassified to loans were $0.3 million at June 30, 2025 and December 31, 2024, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $113.5 million of Federal Home Loan Bank (“FHLB”) borrowings at June 30, 2025 and $70.0 million at December 31, 2024. The increase of $43.5 million is due to additional FHLB borrowings to fund loan growth. FHLB borrowings are fixed and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were 60.4% and 0.0% of total borrowings at June 30, 2025 or December 31, 2024, respectively. The FHLB charges prepayment fees for advances that are repaid before maturity, which is the net present value between current market rates and the fixed rate on each borrowing. Total loans pledged as collateral were $1.6 billion at both June 30, 2025 and December 31, 2024. There were no securities available-for-sale pledged as collateral at June 30, 2025 or December 31, 2024.
At June 30, 2025, funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets or approximately $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $732.0 million. The Company had the capacity to borrow up to an additional $735.3 million from the FHLB at December 31, 2024. At June 30, 2025 and at December 31, 2024, the Company had $30.0 million unsecured facilities with three other correspondent financial institutions, as well as, a $45.0 million fully secured facility with one other correspondent financial institution. The Company also has access to the institutional certificate of deposit (“CD”) and brokered deposit markets. The Company did not have outstanding borrowings on these facilities as of June 30, 2025 or December 31, 2024.
The following table represents the balance of FHLB borrowings, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
FHLB Borrowings	$113,500	$70,000
Weighted Average Interest Rate	4.33%	4.02%
FHLB Availability	$731,967	$735,294
The following table represents the balance of federal funds purchased, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Federal Funds Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$75,000	$75,000
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to June 30, 2025 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$113,500	4.33%
2 years	—	— %
3 years	—	— %
4 years	—	— %
5 years	—	— %
Thereafter	—	— %
Total FHLB Borrowings	$113,500	4.33%

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $729.7 million at June 30, 2025 and $833.6 million at December 31, 2024, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
finance their working capital needs. Lines of credit for construction projects represented $394.2 million, or 54.0%, and $445.3 million, or 53.4%, of the commitments to extend credit at June 30, 2025 and December 31, 2024, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $15.3 million at June 30, 2025 and $16.7 million at December 31, 2024.

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Commitments to Extend Credit	$729,681	$833,594
Standby and Performance Letter of Credit	15,334	16,657
Total	$745,015	$850,251
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
Life-of-Loss Reserve on Unfunded Loan Commitments
We maintain a life-of-loss reserve on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The life-of-loss reserve is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a draw-down on the commitment. The life-of-loan reserve for unfunded loan commitments is included on our Consolidated Balance Sheets.
The following table presents activity in the life-of-loss reserve for unfunded loan commitments as of and for the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$3,072	$3,150	$3,186	$3,193
Recovery for Unfunded Commitments	(335)	(236)	(449)	(279)
Balance at end of period	$2,737	$2,914	$2,737	$2,914
Amounts are added or subtracted to the recovery for unfunded commitments through a credit or charge to current earnings in the recovery for unfunded commitments. Recoveries of $335 thousand and $449 thousand were recorded for the three and six months ended June 30, 2025, respectively, for unfunded commitments, which were decreases of $99 thousand and $170 thousand, respectively, compared to the same periods in 2024.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME
The following table presents the change in components of other comprehensive income for the periods presented, net of tax effects:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in Thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount

Net Unrealized Gains Arising during the Period	$5,264	$(1,141)	$4,123	$15,647	$(3,376)	$12,271
Other Comprehensive Income	$5,264	$(1,141)	$4,123	$15,647	$(3,376)	$12,271

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in Thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net Unrealized Gains Arising during the Period	$250	$(59)	$191	$2,369	$(535)	$1,834
Reclassification Adjustment for Gains included in Net Income	(36)	8	(28)	(36)	8	(28)
Other Comprehensive Income	$214	$(51)	$163	$2,333	$(527)	$1,806
NOTE 12 - PROVISION FOR INCOME TAXES
The following is a reconciliation of the differences between income tax provision and the amount computed by applying the statutory federal income tax rate to income before taxes for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$2,232	21.0	$1,244	21.0	$4,571	21.0	$2,763	21.0
State Income Tax, net of Federal Benefit	130	1.2	75	1.3	391	1.8	285	2.2
Tax-exempt Interest, net of Disallowance	(114)	(1.1)	(131)	(2.2)	(231)	(1.1)	(268)	(2.0)
Federal Tax Credits, net of Basis Reduction	(157)	(1.5)	(157)	(2.7)	(309)	(1.4)	(312)	(2.4)
Tax Credit Investment Amortization, net of Federal Benefit	128	1.2	129	2.2	256	1.2	258	2.0
Change in Valuation Allowance	(8)	(0.1)	(12)	(0.2)	26	0.1	9	0.1
Income from Bank Owned Life Insurance	(71)	(0.7)	(77)	(1.3)	(538)	(2.4)	(150)	(1.1)
Interim Period Effective Tax Rate Adjustment	(27)	(0.2)	16	0.3	154	0.7	(117)	(0.9)
Other	5	0.1	34	0.5	(19)	(0.1)	76	0.4
Income Tax Provision and Effective Income Tax Rate	$2,118	19.9	$1,121	18.9	$4,301	19.8	$2,544	19.3
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
During the six months ended June 30, 2025, tax-exempt bank owned life insurance income increased primarily due to a $1.9 million tax-free bank owned life insurance (“BOLI”) death benefit recorded in the first quarter of 2025.
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the historic tax credits (“HTC”) program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of June 30, 2025 and December 31, 2024, the Company recognized $0.8 million and $1.1 million, respectively, in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.

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
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of June 30, 2025 and June 30, 2024, the Company has not recognized any non-income-tax-related activity from its HTC investments.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is current evaluating the impact on future periods.
NOTE 13 – STOCK REPURCHASE PLAN
On May 20, 2025, the Company announced that its Board authorized a repurchase program to purchase up to $20.0 million of the Company’s common stock in the aggregate through May 14, 2026. The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program, and the number of shares actually purchased under the program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The repurchase program may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.
During the six months ended June 30, 2025, the Company repurchased 547,332 shares of its common stock at a total cost of $9.1 million and an weighted average cost per share of $16.70.
NOTE 14 - SEGMENT REPORTING
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Carter Bankshares, Inc., its operations, and its present business environment, and its consolidated results of operations and financial condition and highlights material changes in its financial condition and results of operations as of and for the three and six month periods ended June 30, 2025 and June 30, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, The Company’s Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
•Important Note Regarding Forward-Looking Statements
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Estimates
•Overview and Strategy
•Results of Operations and Financial Condition
◦Earnings Summary
◦Financial Condition
◦Liquidity and Capital Resources
◦Contractual Obligations
◦Off-Balance Sheet Arrangements
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include statements relating to our financial condition, market conditions, results of operations, plans, including our strategic plan, brand strategy, and guiding principles and the anticipated results of the foregoing, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality and nonaccrual and nonperforming loans. Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
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
•concentrations of loans secured by real estate, particularly CRE loans, and the potential impacts of changes in market conditions on the value of real estate collateral;
•increased delinquency and foreclosure rates on CRE loans;
•an insufficient allowance for credit losses;
•the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, war and other geopolitical conflicts or public health events, and of any governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
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
Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and any of the Company’s subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. We caution you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and we undertake no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made, except as required by law.
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), management uses, and this quarterly report contains or references, interest and dividend income, yield on interest earning assets, net interest income and net interest margin on a fully taxable equivalent, (“FTE”) basis, which are non-GAAP financial measures. Management believes these measures provide information useful to investors in understanding the Company’s underlying business, operational performance and performance trends as these measures facilitate comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of interest and dividend income, yield on interest earning assets, net interest income and net interest margin on an FTE basis ensures the comparability of interest and dividend income, yield on interest earning assets, net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest and dividend income (GAAP) per the Consolidated Statements of Income is reconciled to interest and dividend income adjusted on an FTE basis, yield on interest earning assets (GAAP) is reconciled to yield on interest earning assets adjusted on an FTE basis, net interest income (GAAP) is reconciled to net interest income adjusted on an FTE basis and net interest margin (GAAP) is reconciled to net interest margin adjusted on an FTE basis in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A.
Although management believes that these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP or considered to be more relevant than financial results determined in accordance with GAAP, nor are they necessarily comparable with similar non-GAAP measures which may be presented by other companies. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Critical Accounting Estimates
The Company’s critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2025 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in its Annual Report on Form 10-K for the year ended December 31, 2024 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.8 billion at June 30, 2025. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 64 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
At the close of business on May 23, 2025, the Company completed the acquisition of two leased branch facilities and the deposits associated therewith, located in Mooresville, North Carolina and Winston-Salem, North Carolina, from First Reliance Bank (the “Branch Purchase”). In the Branch Purchase, the Bank acquired $55.9 million of deposits, as well as cash, personal property and other fixed assets related to the branch locations purchased, and welcomed 10 new associates to its team. The Branch Purchase did not include any loans.
The Company earns revenue primarily from interest on loans and securities and fees charged for financial services provided to our customers. The Company incurs expenses for the cost of deposits, borrowings, provision for credit losses and other operating costs such as salaries and employee benefits, data processing, FDIC expense, occupancy and income tax provision.
Part of the Company’s current three-year strategic plan is to focus on refining and enhancing its brand image and position in the markets it serves. With this brand strategy, the Company has embarked on a multi-year implementation plan to create a brand tailored to the needs of its critical growth audiences, with a focus on innovating brand experiences to exceed expectations and to build a brand that stands apart. This means a commitment to aligning processes, operations and systems around the Company’s brand while introducing new products and services, so that in time the Company can increase its brand awareness in the communities it serves. To strengthen and further shape the brand and culture of the Company, a new set of guiding principles was introduced to associates in June 2023. The guiding principles include a new purpose statement: To create opportunities for more people and businesses to prosper; supported by our new set of core values: Build Relationships, Earn Trust and Take Ownership. We believe these new guiding principles will help create alignment to support future growth by empowering our associates and igniting a passion for the Company. On October 30, 2024, the Company unveiled the new brand identity centered entirely around the people who matter most: customers and associates of the Bank and the communities it serves to help deliver on its promise of helping people experience a life lived full.
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
The Company is focused on executing this strategy to successfully support the new brand and grow its business in its current markets as well as any new markets it may enter. As part of executing this strategy, the Company continues to dedicate significant resources to the resolution of the Company’s nonaccrual loans, the significant majority of which are related to a single large credit relationship that the Company placed on nonaccrual status in the second quarter of 2023, in a manner that best protects the Company, the Bank and shareholders.
The Company’s financial results continue to be significantly impacted by the single large credit relationship that the Company placed on nonaccrual status during the second quarter of 2023, which has an aggregate principal balance of $235.5 million as of June 30, 2025. Since placement of these loans, now reduced to judgements, on nonaccrual status during the second quarter of

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
2023, interest income has been negatively impacted by $6.7 million and $9.1 million during the three months ended June 30, 2025 and 2024, respectively, and by $13.5 million and $18.4 million during the six months ended June 30, 2025 and 2024, respectively, or by $78.6 million in the aggregate.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended June 30, 2025
•Net interest income increased $4.3 million, or 15.2%, to $32.4 million for the three months ended June 30, 2025 compared to $28.1 million for the same period in 2024;
•The (recovery) provision for credit losses was a recovery of $2.3 million for the three months ended June 30, 2025, compared to a provision for credit losses of $0.5 million during the same period in 2024;
•Total noninterest income decreased $0.6 million to $4.9 million for the three months ended June 30, 2025 compared to the same period in 2024;
•Total noninterest expense increased $1.9 million to $29.3 million for the three months ended June 30, 2025 compared to the same period in 2024; and
•Provision for income taxes increased $1.0 million to $2.1 million for the three months ended June 30, 2025 compared to the same period in 2024.
Highlights for the Six Months Ended June 30, 2025
◦Net interest income increased $6.0 million, or 10.6%, to $62.5 million for the six months ended June 30, 2025 compared to $56.5 million for the same period in 2024;
◦The (recovery) provision for credit losses was a recovery of $4.4 million for the six months ended June 30, 2025, compared to a provision for credit losses of $0.5 million for the the same period in 2024;
◦Total noninterest income increased $1.2 million to $11.8 million for the six months ended June 30, 2025 compared to the same period in 2024;
◦Total noninterest expense increased $3.6 million to $57.3 million for the six months ended June 30, 2025 compared to the same period in 2024; and
◦Provision for income taxes increased $1.8 million to $4.3 million for the six months ended June 30, 2025 compared to the same period in 2024.
Balance Sheet Highlights (period-end balances, June 30, 2025 compared to December 31, 2024)
•The available-for-sale securities portfolio increased $36.8 million and is currently 15.8% of total assets compared to 15.4% of total assets;
•Total portfolio loans increased $122.3 million, or 6.8%, on an annualized basis, due to loan growth during the six months ended June 30, 2025;
•The portfolio loans to deposit ratio was 88.7%, compared to 87.3%;
•At June 30, 2025, nonperforming loans decreased by $8.8 million to $250.6 million compared to December 31, 2024. Nonperforming loans as a percentage of total portfolio loans were 6.69% compared to 7.15%.;
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 1.90% compared to 2.09%. The ACL on portfolio loans totaled $71.0 million at June 30, 2025, compared to $75.6 million at December 31, 2024;

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•Total deposits increased $68.8 million, or 3.3%, on an annualized basis, to $4.2 billion at June 30, 2025, compared to December 31, 2024; and
•FHLB borrowings increased $43.5 million to $113.5 million at June 30, 2025 compared to $70.0 million at December 31, 2024.
The Company reported net income of $8.5 million, or $0.37 diluted earnings per share, and $17.5 million, or $0.76 diluted earnings per share for the three and six months ended June 30, 2025, respectively, compared to net income of $4.8 million, or $0.21 diluted earnings per share, and $10.6 million, or $0.46 diluted earnings per share, for the three and six months ended June 30, 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
PERFORMANCE RATIOS	2025	2024	2025	2024
Return on Average Assets	0.72%	0.43%	0.75%	0.47%
Return on Average Shareholders' Equity	8.45%	5.40%	8.85%	5.99%
Portfolio Loans to Deposit Ratio	88.75%	91.45%	88.75%	91.45%
Allowance for Credit Losses to Total Portfolio Loans	1.90%	2.72%	1.90%	2.72%
Nonperforming Loans to Total Portfolio Loans	6.69%	8.46%	6.69%	8.46%
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balances of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies were implemented, within prescribed ALCO risk parameters, to produce what the Company believes is an acceptable level of net interest income.
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

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and Dividend Income (GAAP)	$57,747	$54,583	$113,754	$108,632
Tax Equivalent Adjustment	171	197	349	403
Interest and Dividend Income (FTE) (Non-GAAP)	$57,918	$54,780	$114,103	$109,035
Average Earning Assets	4,634,635	4,437,077	4,594,591	4,433,049
Yield on Interest-earning Assets (GAAP)	5.00%	4.95%	4.99%	4.93%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.01%	4.97%	5.01%	4.95%

Net Interest Income (GAAP)	$32,359	$28,092	$62,497	$56,511
Tax Equivalent Adjustment	171	197	349	403
Net Interest Income (FTE) (Non-GAAP)	$32,530	$28,289	$62,846	$56,914
Average Earning Assets	4,634,635	4,437,077	4,594,591	4,433,049
Net Interest Margin (GAAP)	2.80%	2.55%	2.74%	2.56%
Net Interest Margin (FTE) (Non-GAAP)	2.82%	2.56%	2.76%	2.58%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

(Dollars in Thousands)	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$58,006	$643	4.45%	$31,083	$420	5.43%
Tax-Free Investment Securities[2]	11,622	85	2.93%	11,779	86	2.94%
Taxable Investment Securities	818,588	6,796	3.33%	841,787	7,721	3.69%
Total Securities	830,210	6,881	3.32%	853,566	7,807	3.68%
Tax-Free Loans[1,2]	89,362	732	3.29%	105,487	854	3.26%
Taxable Loans[1]	3,648,629	49,522	5.44%	3,430,330	45,395	5.32%
Total Loans	3,737,991	50,254	5.39%	3,535,817	46,249	5.26%
Federal Home Loan Bank Stock	8,428	140	6.66%	16,611	304	7.36%
Total Interest-Earning Assets	4,634,635	$57,918	5.01%	4,437,077	$54,780	4.97%
Noninterest Earning Assets	126,303			91,648
Total Assets	$4,760,938			$4,528,725

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$805,749	$3,661	1.82%	$532,700	$1,689	1.28%
Money Market	536,366	3,510	2.62%	510,828	3,926	3.09%
Savings	347,863	129	0.15%	411,457	145	0.14%
Certificates of Deposit	1,885,486	16,759	3.57%	1,731,358	16,963	3.94%
Total Interest-Bearing Deposits	3,575,464	24,059	2.70%	3,186,343	22,723	2.87%
FHLB Borrowings	108,753	1,186	4.37%	283,154	3,675	5.22%
Federal Funds Purchased	—	—	—%	—	—	—%
Other Borrowings	10,713	143	5.35%	8,460	93	4.42%
Total Borrowings	119,466	1,329	4.46%	291,614	3,768	5.20%
Total Interest-Bearing Liabilities	3,694,930	25,388	2.76%	3,477,957	26,491	3.06%
Noninterest-Bearing Liabilities	662,168			693,336
Shareholders' Equity	403,840			357,432
Total Liabilities and Shareholders' Equity	$4,760,938			$4,528,725
Net Interest Income[2]		$32,530			$28,289
Net Interest Margin[2]			2.82%			2.56%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

(Dollars in Thousands)	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$62,670	$1,391	4.48%	$27,606	$755	5.50%
Tax-Free Investment Securities[2]	11,642	169	2.93%	11,799	171	2.91%
Taxable Investment Securities	813,269	13,451	3.34%	847,664	15,464	3.67%
Total Securities	824,911	13,620	3.33%	859,463	15,635	3.66%
Tax-Free Loans[1,2]	91,410	1,493	3.29%	108,479	1,751	3.25%
Taxable Loans[1]	3,608,131	97,347	5.44%	3,418,994	90,212	5.31%
Total Loans	3,699,541	98,840	5.39%	3,527,473	91,963	5.24%
Federal Home Loan Bank Stock	7,469	252	6.80%	18,507	682	7.41%
Total Interest-Earning Assets	4,594,591	$114,103	5.01%	4,433,049	$109,035	4.95%
Noninterest Earning Assets	124,048			91,409
Total Assets	$4,718,639			$4,524,458

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$775,490	$7,047	1.83%	$514,376	$2,801	1.10%
Money Market	530,944	6,829	2.59%	517,862	7,922	3.08%
Savings	351,473	242	0.14%	425,616	282	0.13%
Certificates of Deposit	1,901,751	34,964	3.71%	1,683,589	32,435	3.87%
Total Interest-Bearing Deposits	3,559,658	49,082	2.78%	3,141,443	43,440	2.78%
FHLB Borrowings	89,400	1,888	4.26%	324,968	8,494	5.26%
Federal Funds Purchased	—	—	—%	—	—	—%
Other Borrowings	10,566	287	5.48%	8,081	187	4.65%
Total Borrowings	99,966	2,175	4.39%	333,049	8,681	5.24%
Total Interest-Bearing Liabilities	3,659,624	51,257	2.82%	3,474,492	52,121	3.02%
Noninterest-Bearing Liabilities	661,308			693,814
Shareholders' Equity	397,707			356,152
Total Liabilities and Shareholders' Equity	$4,718,639			$4,524,458
Net Interest Income[2]		$62,846			$56,914
Net Interest Margin[2]			2.76%			2.58%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
Net interest income (GAAP) increased $4.3 million, or 15.2% and $6.0 million, or 10.6% for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. Net interest income, on an FTE basis (non-GAAP), increased $4.2 million, or 15.0%, and $5.9 million, or 10.4% for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. Net interest margin (GAAP) increased 25 basis points and 18 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024. Net interest margin, on an FTE basis (non-GAAP), also increased 26 basis points and 18 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024. The increases resulted from higher yields on average earning assets of four and six basis points and funding costs that declined 30 and 20 basis points for the three and six months ended June 30, 2025 compared to the same periods in 2024. During the six months ended June 30, 2025, $1.3 billion of CDs matured and repriced from an average rate of 4.29% to an average rate of 3.47%.
Interest and dividend income (GAAP) increased $3.2 million and $5.1 million for the three and six months ended June 30, 2025 compared to the same periods in 2024. Interest and dividend income, on an FTE basis (non-GAAP), increased $3.1 million and $5.1 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily resulting from average loan growth of $202.2 million and $172.1 million for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. Average interest-earning assets increased primarily due to growth in average loans and increases of $26.9 million and $35.1 million in average interest-bearing deposits with banks during the three and six months ended June 30, 2025, respectively, partially offset by decreases of $23.4 million and $34.6 million in average investment securities and decreases of $8.2 million and $11.0 million in average FHLB stock for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The change in average investment securities and average loans is the result of active balance sheet management to deploy the proceeds from securities maturities and principal curtailments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of June 30, 2025, the securities portfolio was comprised of 41.8% variable rate securities with approximately 89.4% that will reprice at least once over the next 12 months. We believe having a balanced mix of variable and fixed rate securities is an important strategy, especially during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk as fixed rate securities, so there is much less price volatility. This variable rate strategy has limited the impact of past upward shifts in the yield curve on the Company’s unrealized losses on debt securities. If the Federal Reserve continues reducing short-term interest rates, the Bank may consider changes to this interest rate mix strategy going forward.
Interest expense decreased $1.1 million and $0.9 million for the three and six months ended June 30, 2025 compared to the same periods in 2024. Average interest-bearing deposits increased $389.1 million and $418.2 million, of which $196.1 million was brokered deposits, for the three and six months ended June 30, 2025, respectively. compared to the same periods in 2024. Average borrowings decreased $172.1 million and $233.1 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to increased deposit balances. Overall, the cost of interest-bearing liabilities decreased 30 and 20 basis points for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.
Our balance sheet is currently exhibiting characteristics of a liability sensitive position due to the short-term nature of our deposit portfolio and FHLB borrowings. Specifically, 70.5% of our CD portfolio and 100.0% of our outstanding FHLB borrowings will mature and reprice over the next twelve months. This strategy gives us flexibility to manage the structure and pricing of our deposit and borrowing portfolios to reduce future funding costs should the Federal Open Market Committee (“FOMC”) continue cutting short-term rates in the future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
(Dollars in Thousands)	Volume[3]	Rate	Increase/ (Decrease)	Volume[3]	Rate	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$310	$(87)	$223	$802	$(166)	$636
Tax-free Investment Securities[2]	(1)	—	(1)	(2)	—	(2)
Taxable Investment Securities	(208)	(717)	(925)	(609)	(1,404)	(2,013)
Total Securities	(209)	(717)	(926)	(611)	(1,404)	(2,015)
Tax-free Loans1 2	(132)	10	(122)	(279)	21	(258)
Taxable Loans[1]	2,942	1,185	4,127	5,070	2,065	7,135
Total Loans	2,810	1,195	4,005	4,791	2,086	6,877
Federal Home Loan Bank Stock	(138)	(26)	(164)	(377)	(53)	(430)
Total Interest-Earning Assets	$2,773	$365	$3,138	$4,605	$463	$5,068

Interest Paid on:
Interest-Bearing Demand	$1,069	$903	$1,972	$1,832	$2,414	$4,246
Money Market	189	(605)	(416)	196	(1,289)	(1,093)
Savings	(23)	7	(16)	(51)	11	(40)
Certificates of Deposit	1,441	(1,645)	(204)	4,061	(1,532)	2,529
Total Interest-Bearing Deposits	2,676	(1,340)	1,336	6,038	(396)	5,642
Federal Home Loan Bank Borrowings	(1,977)	(512)	(2,489)	(5,222)	(1,384)	(6,606)
Federal Funds Purchased	—	—	—	—	—	—
Other Borrowings	28	22	50	63	37	100
Total Borrowings	(1,949)	(490)	(2,439)	(5,159)	(1,347)	(6,506)
Total Interest-Bearing Liabilities	$727	$(1,830)	$(1,103)	$879	$(1,743)	$(864)
Change in Net Interest Margin	$2,046	$2,195	$4,241	$3,726	$2,206	$5,932
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents information regarding the (recovery) provision for credit losses and net charge-offs for the periods presented:

(Dollars in Thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
(Recovery) Provision for Credit Losses	$(2,330)	$491	$(2,821)	$(4,355)	$507	$(4,862)
Recovery for Unfunded Commitments	(335)	(236)	(99)	(449)	(279)	(170)
Total Recovery for Credit Losses on Loans	(2,665)	255	(2,920)	(4,804)	228	(5,032)
Provision for Securities	—	—	—	—	—	—
Total Recovery for Credit Losses	$(2,665)	$255	$(2,920)	$(4,804)	$228	$(5,032)

Net Loan Charge-offs	$165	$341	$(176)	$222	$873	$(651)
Net Loan Charge-offs / Average Portfolio Loans	0.02%	0.04%		0.01%	0.05%
The (recovery) provision for credit losses was a recovery of 2.3 million and a recovery of 4.4 million for the three and six months ended June 30, 2025, respectively, compared to a provision for credit losses of $491 thousand and $507 thousand for the same periods in 2024, respectively. The changes compared to the same periods in 2024 were primarily driven by a decline in the Other segment reserve rate, specifically the Company’s largest credit relationship, higher curtailment payments during the three and six months ended June 30, 2025 compared to the same periods in 2024, partially offset by loan growth during the three and six months ended June 30, 2025.
The recovery for unfunded commitments was a recovery of $335 thousand and a recovery of $449 thousand for the three and six months ended June 30, 2025, respectively, compared to recoveries of $236 thousand and $279 thousand for the same periods in 2024, respectively. The changes compared to the same periods in 2024 were primarily due to decreased unfunded commitments in construction loans.
See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Noninterest Income

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Gains on Sales of Securities, net	$—	$36	$(36)	100.0%	$—	$36	$(36)	(100.0)%
Service Charges, Commissions and Fees	1,765	1,852	(87)	(4.7)%	3,639	3,727	(88)	(2.4)%
Debit Card Interchange Fees	1,942	1,933	8	0.4%	4,046	4,019	27	0.7%
Insurance Commissions	714	934	(220)	(23.6)%	1,058	1,548	(490)	(31.7)%
Bank Owned Life Insurance Income	357	365	(8)	(2.2)%	698	713	(15)	(2.1)%
Other	130	413	(283)	(68.5)%	2,368	535	1,833	342.6%
Total Noninterest Income	$4,908	$5,533	$(625)	(11.3)%	$11,809	$10,578	$1,231	11.6%

For the three months ended June 30, 2025 total noninterest income decreased $0.6 million, or 11.3% and, for the six months ended June 30, 2025, total noninterest income increased $1.2 million, or 11.6% compared to the same periods in 2024. The most significant decreases compared to the three months ended June 30, 2024 were $0.3 million in other noninterest income and $0.2 million in insurance commissions due to lower activity during the three months ended June 30, 2025. The most significant increase during the six months ended June 30, 2025 was related to other noninterest income as a result of a $1.9 million gain on a bank owned life insurance (“BOLI”) death benefit recorded in the first quarter of 2025. Partially offsetting the increase in other noninterest income compared to the six months ended June 30, 2024 was a decline of $0.5 million in insurance commissions due to lower activity in the six months ended June 30, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and Employee Benefits	$14,082	$14,216	$(134)	(0.9)%	$27,739	$28,416	$(677)	(2.4)%
Occupancy Expense, net	4,230	3,793	437	11.5%	8,702	7,541	1,161	15.4%
FDIC Insurance Expense	1,436	1,566	(130)	(8.3)%	2,866	3,253	(387)	(11.9)%
Other Taxes	922	894	28	3.1%	1,869	1,802	67	3.7%
Advertising Expense	708	528	180	34.1%	1,619	885	734	82.9%
Telephone Expense	307	342	(35)	(10.2)%	611	759	(148)	(19.5)%
Professional and Legal Fees	1,921	1,542	379	24.6%	3,151	3,055	96	3.1%
Data Processing	1,395	1,234	161	13.0%	2,839	2,125	714	33.6%
Debit Card Expense	991	808	183	22.6%	1,983	1,564	419	26.8%
Other	3,312	2,523	789	31.3%	5,967	4,303	1,664	38.7%
Total Noninterest Expense	$29,304	$27,446	$1,858	6.8%	$57,346	$53,703	$3,643	6.8%
For the three and six months ended June 30, 2025, total noninterest expense increased $1.9 million and $3.6 million compared to the same periods in 2024. During the three months ended June 30, 2025, other noninterest expenses increased $0.8 million, occupancy expenses increased $0.4 million and professional and legal fees increased $0.4 million. The increase in other noninterest expense related to: (1) losses on sales and write-downs of other real estate owned, net, due to a net loss of $0.3 million in the second quarter of 2025 which included $0.5 million in write-downs on OREO branches, partially offset by a $0.2 gain on the sale of an OREO branch property and (2) $0.3 million of 1035 exchange fees in the second quarter of 2025, as a direct result of the early surrender and transfer to new carriers of the Company’s BOLI policies. Occupancy expense, net increased for the three months ended June 30, 2025 primarily due to additional software and maintenance expenses and higher depreciation expense. For the three months ended June 30, 2025, professional and legal fees also increased $0.4 million due to costs related to the Branch Purchase that were expensed during the quarter.
During the six months ended June 30, 2025, other noninterest expenses increased $1.7 million, occupancy expenses increased $1.2 million, advertising expenses increased $0.7 million and data processing expenses increased $0.7 million, partially offset by decreases of $0.7 million in salaries and employee benefits and $0.4 million in FDIC insurance expense. The primary increase in other noninterest expense was due to the above mentioned 1035 exchange fees, which increased $0.5 million year-to-date, as a result of the early surrender and transfer to new carriers of the Company’s BOLI policies. As discussed above, the increase in occupancy expense, net, for the six months ended June 30, 2025 was primarily due to additional software and maintenance expenses and higher depreciation expense. The increase in advertising expenses primarily related to contributions made during the first quarter of 2025, as well as additional expenses incurred during the six months of 2025 related to the launching of the new brand refresh that commenced in the fourth quarter of 2024. The increase in data processing expenses relates primarily to general inflationary cost increases for existing and new service agreements in the beginning of the year. The decreases in salaries and employee benefits primarily resulted from higher deferred compensation costs due to increased loan volume and the effects of a new cost study in the third quarter of 2024. This decrease was partially offset by higher medical expenses, annual merit increases and higher incentive costs during the six months ended June 30, 2025. The decrease in FDIC insurance expense was primarily due to the aforementioned curtailment payments which have reduced the outstanding balance of the aforementioned large nonperforming credit relationship from $301.9 million at June 30, 2024 to $235.5 million at June 30, 2025, which is a component used to determine the assessment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes increased $1.0 million and $1.8 million for the three and six months ended June 30, 2025 compared to the same periods in 2024, respectively. Pre-tax income increased $4.7 million and $8.6 million for the three and six months ended June 30, 2025 compared to the same periods in 2024. The increase for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily related to an increase of $4.3 million and $6.0 million, respectively in net interest income, recording recoveries of $2.3 million and $4.4 million, respectively to the (recovery) provision for credit losses, as well as, a tax-exempt gain of $1.9 million for a BOLI death benefit recorded in first quarter of 2025. The effective tax rate was 19.9% and 19.8% for the three and six months ended June 30, 2025 compared to 18.9% and 19.3% for the same periods in 2024. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and bank owned life insurance (“BOLI”).
Financial Condition
June 30, 2025
Total assets increased $124.9 million, to $4.8 billion at June 30, 2025 compared to December 31, 2024. Total portfolio loans increased $122.3 million, or 6.8%, on an annualized basis, at June 30, 2025 compared to December 31, 2024, primarily due to growth in the commercial real estate (“CRE”) and residential mortgage portfolios, partially offset by the aforementioned curtailment payments in the Other segment. The available-for-sale securities portfolio increased $36.8 million and is currently 15.8% of total assets at June 30, 2025 compared to 15.4% of total assets at December 31, 2024. The increase is due to new security purchases during the first six months of 2025.
During the six months ended June 30, 2025, the Company initiated a 1035 exchange of $20.7 million in BOLI in order to transfer the proceeds to new insurance carriers and take advantage of enhanced credit ratings and better yields due to improving BOLI markets. The exchange was an opportunity to retire below market yielding BOLI assets and reinvest the proceeds from the exchange into higher yielding BOLI related assets on the balance sheet.
Total deposits increased $68.8 million to $4.2 billion at June 30, 2025 compared to December 31, 2024. Total deposits included $55.9 million related to the Branch Purchase that the Company completed during the second quarter of 2025. Deposits increased primarily due to growth in interest-bearing demand accounts and money market accounts, partially offset by decreases in CDs and savings accounts. FHLB borrowings increased $43.5 million at June 30, 2025 compared to December 31, 2024. The Company had no outstanding federal funds purchased at June 30, 2025 and December 31, 2024.
Securities
The following table presents the composition of available-for-sale securities at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024	$ Change
U.S. Government Agency Securities	$22,898	$26,950	$(4,052)
Residential Mortgage-Backed Securities	97,265	96,153	1,112
Commercial Mortgage-Backed Securities	24,597	21,587	3,010
Other Commercial Mortgage-Backed Securities	29,578	21,970	7,608
Asset Backed Securities	115,106	118,521	(3,415)
Collateralized Mortgage Obligations	172,592	148,588	24,004
States and Political Subdivisions	229,168	221,181	7,987
Corporate Notes	64,008	63,450	558
Total	$755,212	$718,400	$36,812
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
The securities portfolio increased $36.8 million at June 30, 2025 compared to December 31, 2024, primarily due to purchases and changes in market values driven by fluctuations in intermediate treasury yields. During the six months ended June 30, 2025, there were new security purchases totaling $53.3 million, partially offset by normal paydowns and maturities. Securities comprise 15.8% of total assets at June 30, 2025 compared to 15.4% at December 31, 2024. As of June 30, 2025, the securities portfolio was comprised of 41.8% variable rate securities with approximately 89.4% that will reprice at least once over the next 12 months.
At June 30, 2025, total gross unrealized gains in the available-for-sale portfolio were $0.3 million, offset by $67.0 million of gross unrealized losses. At December 31, 2024, total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $82.4 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 45.1% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 30.3% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. We may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved lower over the past three months, driving unrealized losses on outstanding securities lower. Changes in short-term interest rates can affect the yield on floating rate securities. Yields on floating rate securities will fall as the Federal Reserve Board lowers short-term rates. Changes in intermediate and long-term interest rates, which are market driven, affect the market value of fixed rate securities with similar maturities. The Company expects that market values on the Bank’s intermediate and long-term maturity holdings will continue to fluctuate in large part driven by treasury yield changes.
At June 30, 2025 the 5-year and 10-year U.S. Treasury yields were 3.79% and 4.24%, respectively. At December 31, 2024, those same bond yields were 4.38% and 4.58%, respectively. Therefore, these decreases of 59 bps and 34 bps, respectively in the intermediate part of the yield curve largely caused the reduction in unrealized losses for the six months of 2025. The effects were generally greater for longer maturity bonds, such as municipal bonds. On the other hand, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate changes.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through (recovery) provision for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At June 30, 2025 and December 31, 2024, the Company had no credit related impairment.
The Basel rules permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Commercial
Commercial Real Estate	$2,000,766	$1,869,831
Commercial and Industrial	221,880	230,483
Total Commercial Loans	2,222,646	2,100,314
Consumer
Residential Mortgages	814,188	777,471
Other Consumer	27,991	28,908
Total Consumer Loans	842,179	806,379
Construction	443,573	462,930
Other	238,723	255,203
Total Portfolio Loans	3,747,121	3,624,826
Loans Held-for-Sale	246	—
Total Loans	$3,747,367	$3,624,826
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
Total portfolio loans increased $122.3 million, or 6.8% on an annualized basis, at June 30, 2025 compared to December 31, 2024 with production primarily in our CRE and residential mortgage loan portfolios, partially offset by a decline in the Other segment due to $16.4 million curtailment payments made during the first half of 2025. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. At June 30, 2025, the loan portfolio was comprised of 25.3% floating rates which reprice monthly, 38.4% variable rates that reprice at least once during the life of the loan and the remaining 36.3% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2025, including in light of market conditions that impact our borrowers and the interest rate environment.
Total CRE represented 53.4% of total portfolio loans at June 30, 2025 compared to 51.6% at December 31, 2024. The collateral for the Company’s CRE loans are geographically concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia and within the retail/restaurant, warehouse, hospitality, multifamily, and office industries.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents the Company's CRE loan portfolio breakout by collateral type, loan amounts for each collateral type included in special mention and substandard and the related percentages by segment to the collateral types at the dates presented:

	June 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$459,751	$118	$390	$61,744	$—	$522,003	$35	19.7%
Warehouse	434,772	482	—	48,448	—	483,702	9,584	18.2%
Hospitality	288,427	—	—	27,052	51,552	367,031	51,552	13.8%
Multifamily	341,541	—	—	92,320	—	433,861	4,516	16.3%
Office	219,939	—	—	8,811	508	229,258	542	8.6%
Land	630	—	—	113,507	49,112	163,249	49,158	6.2%
Single Family	21,444	—	60,360	26,502	13,367	121,673	13,478	4.6%
Country Club	3,369	—	—	—	45,002	48,371	45,002	1.8%
Long-term Care	54,439	—	—	17,550	—	71,989	—	2.7%
Other	180,660	276	1,993	32,283	—	215,212	—	8.1%
Total	$2,004,972	$876	$62,743	$428,217	$159,541	$2,656,349	$173,867	100.0%

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$415,624	$122	$—	$55,093	$—	$470,839	$451	18.5%
Warehouse	405,333	493	—	53,990	—	459,816	3,865	18.1%
Hospitality	288,505	—	—	14,647	51,552	354,704	51,552	13.9%
Multifamily	286,203	—	—	105,677	—	391,880	4,516	15.4%
Office	221,445	—	—	7,468	508	229,421	1,080	9.0%
Land	771	—	—	114,344	57,925	173,040	57,975	6.8%
Single Family	25,630	—	50,334	37,622	13,367	126,953	13,445	5.0%
Country Club	3,393	—	—	—	45,002	48,395	45,002	1.9%
Long-term Care	30,474	—	—	17,492	—	47,966	—	1.9%
Other	197,655	389	—	36,964	7,628	242,636	12,159	9.5%
Total	$1,875,033	$1,004	$50,334	$443,297	$175,982	$2,545,650	$190,045	100.0%
CRE loans represent a portfolio concentration risk. The majority of our CRE loans are made in the above noted geographies and granted to experienced developers and sponsors with loan guaranty structures that provide recourse to individuals with access to financial resources. We believe our knowledge of CRE and our operating knowledge at the local and regional levels of these markets allows us to effectively manage concentration risk. Our operating knowledge at the local and regional levels is derived from our front-line connection to the customer and our understanding of their business model. We also have access to research tools that inform us about market statistics such as occupancy, lease growth rates and new construction starts. This data is reviewed frequently by our credit officers and disseminated to our lenders. The Bank’s underwriting process includes multiple shock scenarios primarily focused on cash flow and leverage in order to determine a supportable loan amount.
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
Aggregate commitments to our top 10 credit relationships were $683.9 million, or 18.2% of gross loans, at June 30, 2025, compared to $685.9 million, or 18.9% of gross loans, at December 31, 2024. The Other segment represents 34.4% of the top 10 credit relationships and the Company transferred its largest credit relationship with a current balance of $235.5 million as of June 30, 2025 to nonaccrual during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.
The following table summarizes our top 10 relationships and a description of industries represented at the dates presented:

	For the Periods Ending
Dollars in Thousands	June 30, 2025	December 31, 2024	Change	June 30, 2025 % of Gross Loans	June 30, 2025 % of RBC
1. Hospitality, Agriculture & Energy	$235,542	$251,982	$(16,440)	6.29%	46.34%
2. Multifamily	58,741	58,871	(130)	1.57%	11.56%
3. Office & Retail	55,426	40,462	14,964	1.48%	10.90%
4. Multifamily	51,984	51,990	(6)	1.39%	10.23%
5. Retail & Office	51,163	52,913	(1,750)	1.37%	10.07%
6. Warehouse	48,832	49,661	(829)	1.30%	9.60%
7. Retail	48,087	44,511	3,576	1.28%	9.46%
8. Long-Term Care	46,199	46,199	—	1.23%	9.09%
9. Health Care Facility	44,779	44,779	—	1.19%	8.81%
10. Warehouse	43,121	44,577	(1,456)	1.15%	8.48%
Top Ten (10) Relationships	$683,874	$685,945	$(2,071)	18.25%	134.54%
Total Gross Loans	$3,747,367	$3,624,826	$122,541
% of Total Gross Loans	18.25%	18.92%	(0.67)%
Concentration (25% of Risk Based Capital ("RBC"))	$127,075	$125,190
Unfunded commitments on lines of credit were $565.3 million at June 30, 2025 as compared to $620.8 million at December 31, 2024. The majority of unused commitments are for construction projects that will be drawn as the construction progresses toward completion. Total utilization was 57.0% at June 30, 2025 and 53.8% at December 31, 2024. Unfunded commitments on commercial operating lines of credit was 57.8% at June 30, 2025 and 53.8% at December 31, 2024.
Unsecured loans pose higher risk for the Company due to the lack of a well-defined secondary source of repayment. Commercial unsecured loans are reserved for the best quality customers with well-established businesses that operate with low financial and operating leverage. The repayment capacity of the borrower should exceed the policy and guidelines for secured loans. The Company significantly increased the standards for consumer unsecured lending by adjusting upward the required qualifying Fair Isaac Corporation (“FICO”) scores and restricting loan amounts at lower FICO scores, which resulted in a significant decline in the loss rate.
Deferred costs and fees included in the portfolio balances above were $12.0 million and $8.8 million at June 30, 2025 and December 31, 2024, respectively. Discounts on purchased 1-4 family loans included in the portfolio balances above were $91.5 thousand and $104.1 thousand at June 30, 2025 and December 31, 2024, respectively.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024	Change
Nonaccrual Loans
Commercial Real Estate	$9,613	$1,176	$8,437
Commercial and Industrial	1,048	1,078	(30)
Residential Mortgages	4,142	4,865	(723)
Other Consumer	29	20	9
Construction	207	228	(21)
Other	235,542	251,982	(16,440)
Total Nonperforming Loans	250,581	259,349	(8,768)
Other Real Estate Owned	1,657	659	998
Total Nonperforming Assets	$252,238	$260,008	$(7,770)
Nonperforming assets decreased $7.8 million to $252.2 million at June 30, 2025 compared to December 31, 2024. The decrease of $8.8 million in nonperforming loans was primarily related to $16.4 million of curtailment payments made by the Bank’s largest nonperforming credit relationship, partially offset by the transfer of a $9.5 million CRE relationship, consisting of four loans, to NPL status during the first quarter of 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
During the second quarter of 2023, the Company placed $301.9 million of commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest credit relationship, on nonaccrual status due to loan maturities and failure to pay in full. These loans with a current outstanding principal balance of $235.5 million at June 30, 2025, remained on nonaccrual status at June 30, 2025 and December 31, 2024. These nonperforming loans are 94.0% of the Company's total nonperforming loans and 93.4% of the Company's total nonperforming assets at June 30, 2025.
During 2024 and the six months ended June 30, 2025, $66.4 million of curtailment payments made by the various entities in which James C. Justice, II has an interest to the Bank decreased the aggregate nonperforming loan balance outstanding to the Bank from $301.9 million as of June 30, 2023 to $235.5 million as of June 30, 2025. The Company believes it is well secured based on the net carrying value of the credit relationship and it has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans, the timing of any credit credit administration or collection efforts, or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
Based on analyses of the credit relationship and various discounted cash flow valuation techniques utilized in the alternative modeling, which resulted in specific reserves with respect to these loans of $24.0 million at June 30, 2025, or 10.2% of these loans aggregate principal amount as compared to $30.3 million or 12.0% of these loans aggregate principal amount at December 31, 2024. This decline was driven by the aforementioned curtailments, updated analysis of the credit relationship during the second quarter of 2025 using the discounted cash flow model with updated assumptions and inputs regarding the credit relationship, legal risk and related risks.
As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at June 30, 2025, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
The following is an analysis of nonperforming loans by loan portfolio segment at the dates presented, and each segment’s relative contribution to total nonperforming loans:

	June 30, 2025		December 31, 2024
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$9,613	3.8%	$1,176	0.4%
Commercial and Industrial	1,048	0.4%	1,078	0.4%
Residential Mortgages	4,142	1.7%	4,865	1.9%
Other Consumer	29	—%	20	—%
Construction	207	0.1%	228	0.1%
Other	235,542	94.0%	251,982	97.2%
Balance End of Period	$250,581	100.0%	$259,349	100.0%
Closed retail bank offices had a book value of $1.7 million at June 30, 2025 and $0.7 million at December 31, 2024, and are recorded in OREO on the Consolidated Balance Sheets. During the six months ended June 30, 2025, the Bank transferred three closed branches to OREO, which was partially offset by the sale of one of these closed branches in the second quarter of 2025.
Past Company legacy underwriting standards relied heavily on loan to value and did not necessarily consider the income characteristics of the borrower or the repayment capacity of collateral with respect to speculative, and land financing. An overreliance on value as a primary repayment source can become compromised during real estate cycles. As a result, management has worked through these legacy credits and has installed a number of underwriting guardrails that consider the global cash flows and repayment capability of borrowers and/or guarantors, the proportion of speculation, transaction limits and introduced sensitivity analysis in order to determine supportable loan amounts. While these guardrails do not insulate the Company from credit cycles, management believes it should reduce the experience of defaults.
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
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment at the dates presented:

	June 30, 2025		December 31, 2024
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$20,723	53.4%	$20,146	51.6%
Commercial & Industrial	2,722	5.9%	2,791	6.4%
Residential Mortgages	11,143	21.7%	10,389	21.4%
Other Consumer	668	0.8%	682	0.8%
Construction	11,764	11.8%	11,297	12.8%
Other	24,003	6.4%	30,295	7.0%
Balance End of Period	$71,023	100.0%	$75,600	100.0%
The ACL was $71.0 million, or 1.90%, of total portfolio loans at June 30, 2025 compared to $75.6 million, or 2.09%, of total portfolio loans at December 31, 2024.
The following table summarizes the credit quality ratios and their components at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$71,023	$75,600
Total Portfolio Loans	3,747,121	3,624,826
Allowance for Credit Losses to Total Portfolio Loans	1.90%	2.09%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$250,581	$259,349
Total Portfolio Loans	3,747,121	3,624,826
Nonperforming Loans to Total Portfolio Loans	6.69%	7.15%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$71,023	$75,600
Nonperforming Loans	250,581	259,349
Allowance for Credit Losses to Nonperforming Loans	28.34%	29.15%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$447	$16,413
Average Total Portfolio Loans	3,699,267	3,560,297
Net Charge-offs to Average Portfolio Loans	0.01%	0.46%
The (recovery) provision for credit losses, which includes a (recovery) provision for credit losses was a recovery of 4.4 million for the six months ended June 30, 2025 compared to a provision for credit losses of $507 thousand for the same period in 2024, respectively. The change compared to the same period in 2024 was primarily due to a decline in the Other segment reserve rate, specifically the Company’s largest credit relationship, from 12.01% at December 31, 2024 to 10.18% at June 30, 2025, and $16.4 million of curtailment payments made by the Bank’s largest nonperforming credit relationship, partially offset by loan growth during the six months ended June 30, 2025.
The recovery for unfunded commitments was a recovery of $449 thousand for the six months ended June 30, 2025 compared to a recovery of $279 thousand for the same period in 2024. The change compared to the same period in 2024 was primarily due to decreased unfunded commitments in construction loans during the six months ended June 30, 2025. The reserve for unfunded

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
commitments is largely comprised of unfunded commitments related to real estate construction loans and pressure on the reserve rates. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Summary of Significant Accounting Policies, in Item 8. Financial Statements and Supplementary Data for our ACL Policy, contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain CRE loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net charge-offs were $0.2 million for the three and six months ended June 30, 2025 compared to $0.3 million and $0.9 million for the same periods in 2024, respectively. As a percentage of average portfolio loans, net charge-offs were 0.02% and 0.01% for the three and six months ended June 30, 2025 compared to 0.04% and 0.05% for the same periods in 2024, respectively.
At June 30, 2025, NPLs decreased $8.8 million since December 31, 2024. NPLs as a percentage of total portfolio loans were 6.69% and 7.15% as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes portfolio loans past due 30-89 days for the periods presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024	$ Change
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$8,047	$2,642	$5,405
Commercial & Industrial	216	180	36
Total Commercial Loans	8,263	2,822	5,441
Consumer
Residential Mortgages	3,159	917	2,242
Other Consumer	228	306	(78)
Total Consumer Loans	3,387	1,223	2,164
Construction	4,598	783	3,815
Other	—	—	—
Total Loans 30 to 89 Days Past Due	$16,248	$4,828	$11,420
Portfolio loans past due 30 to 89 days or more and still accruing increased $11.4 million to $16.2 million at June 30, 2025 compared to $4.8 million at December 31, 2024. The increase is primarily attributable to $8.2 million of performing CRE loans that had matured at June 30, 2025, but had not yet been extended or renewed. Also contributing to the increase are several credits in residential mortgages with four loans totaling $2.4 million and an additional credit of $4.5 million in the construction segment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables represent credit exposures by internally assigned risk ratings at the dates presented:

	June 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,991,101	$218,914	$809,956	$27,962	$437,743	$3,181	$3,488,857
Special Mention	52	1,878	90	—	705	—	2,725
Substandard	9,613	1,088	4,142	29	5,125	235,542	255,539
Total Portfolio Loans	$2,000,766	$221,880	$814,188	$27,991	$443,573	$238,723	$3,747,121

Performing Loans	$1,991,153	$220,832	$810,046	$27,962	$443,366	$3,181	$3,496,540
Nonaccrual Loans	9,613	1,048	4,142	29	207	235,542	250,581
Total Portfolio Loans	$2,000,766	$221,880	$814,188	$27,991	$443,573	$238,723	$3,747,121

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,860,313	$227,412	$772,514	$28,888	$458,223	$3,221	$3,350,571
Special Mention	2,460	—	92	—	4,479	—	7,031
Substandard	7,058	3,071	4,865	20	228	251,982	267,224
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826

Performing Loans	$1,868,655	$229,405	$772,606	$28,888	$462,702	$3,221	$3,365,477
Nonaccrual Loans	1,176	1,078	4,865	20	228	251,982	259,349
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826
At June 30, 2025 and December 31, 2024, the Company had no loans that were risk rated as doubtful. Special mention and substandard loans at June 30, 2025 decreased compared to December 31, 2024, with a decrease of $11.7 million in substandard and a decrease of $4.3 million in special mention. The decrease of $11.7 million in substandard was primarily related to the previously mentioned $16.4 million curtailment payments received during the six months ended June 30, 2025 and a $1.4 million CRE relationship that paid off during the six months ended June 30, 2025, partially offset by a CRE relationship, consisting of four loans totaling $9.5 million that were downgraded during the six months ended June 30, 2025. At June 30, 2025 and December 31, 2024 substandard loans were impacted by the above mentioned large nonaccrual credit relationship in the Other loan category, which was placed on nonaccrual status during the second quarter of 2023.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s ACL.

Deposits
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
Noninterest-Bearing Demand	$635,192	$634,436	$756	0.12%
Interest-Bearing Demand	805,013	726,947	78,066	10.74%
Money Market	544,764	512,162	32,602	6.37%
Savings	343,659	355,506	(11,847)	(3.33)%
Certificates of Deposit	1,893,611	1,924,370	(30,759)	(1.60)%
Total Deposits	$4,222,239	$4,153,421	$68,818	1.66%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at June 30, 2025, increased $68.8 million, primarily due to $55.9 million of deposits assumed in the Branch Purchase. The decrease in savings

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
was primarily due to customers preferences shifting to higher-yielding deposit products or repositioning funds into transactional deposit accounts. The decrease in certificates of deposit was primarily due to clients diversifying a portion of their deposits into more liquid, interest-bearing demand and money market products.
At June 30, 2025, noninterest-bearing deposits comprised 15.0% of total deposits compared to 15.3% at December 31, 2024. CDs comprised 44.8% and 46.3% of total deposits at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 81.5% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.5% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.0% of retail deposits.
The following table presents additional information in relation to deposits at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Deposits from the CDARS	$—	$—
Noninterest-Bearing Public Funds Deposits	41,896	55,385
Interest-Bearing Public Funds Deposits	125,429	125,342
Total Deposits not Covered by Deposit Insurance[1]	782,490	762,937
Certificates of Deposits not Covered by Deposit Insurance	300,214	297,938
Deposits for Certain Directors, Executive Officers and their Affiliates	2,680	2,305
1These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more, excluding brokered deposits, not covered by deposit insurance at June 30, 2025 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$118,886	39.6%
Over Three Months Through Twelve Months	124,155	41.3%
Over Twelve Months Through Three Years	55,440	18.5%
Over Three Years	1,733	0.6%
Total	$300,214	100.0%
FHLB Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at the dates presented are summarized in the table below:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Balance at Period End
Federal Home Loan Bank Borrowings	$113,500	$70,000
Federal Funds Purchased	—	—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$89,400	$222,719
Federal Funds Purchased	—	—
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	4.26%	5.11%
Federal Funds Purchased	—%	—%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$113,500	$403,000
Federal Funds Purchased	—	—
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	4.33%	4.02%
Federal Funds Purchased	—%	—%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Borrowings are an additional source of liquidity for the Company. FHLB borrowings increased $43.5 million to $113.5 million at June 30, 2025 from $70.0 million at December 31, 2024 primarily due to additional FHLB advances to fund loan growth. The Company had no overnight federal funds purchased at June 30, 2025 or at December 31, 2024. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
The Company held FHLB of Atlanta stock of $8.7 million and $6.5 million at June 30, 2025 and December 31, 2024, respectively. The increase in FHLB stock was due to a higher required level of stock holdings due to a higher level of FHLB borrowings. Dividends recorded on restricted stock were $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, compared to $0.3 million and $0.7 million for the same periods in 2024, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any potential funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximating $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $732.0 million at June 30, 2025. The Company has unsecured facilities with three other correspondent financial institutions totaling $30.0 million, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional CD market, and the brokered deposit market. The Company did not have outstanding borrowings on these facilities as of June 30, 2025. In addition to the above funding resources, the Company also has $438.8 million of unpledged available-for-sale investment securities, at fair value, at June 30, 2025 as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our secured and unsecured lines of credit with correspondent banks. As of June 30, 2025, approximately 81.5% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.5% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity and will use other borrowing means or other liquidity and funding strategies and sources to fund its liquidity needs as needed. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in the fair value of the Company’s securities portfolio due to fluctuations in interest rates and developments in the financial markets, and in light of developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity.
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets or assets that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At June 30, 2025, the Bank had $491.0 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $51.9 million, loans held-for-sale of $0.3 million and $438.8 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 10.3% at June 30, 2025. Total available liquidity to uninsured deposits was 179.6% at June 30, 2025.
If an extended recession, or significant industry or market volatility, caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Cash and Due From Banks, including Interest-bearing Deposits	$99,905	$131,171
Unpledged Investment Securities	438,823	418,350
Excess Pledged Securities	59,839	33,022
FHLB Borrowing Availability	731,967	735,294
Collateralized Lines of Credit	45,000	45,000
Unsecured Lines of Credit Availability	30,000	30,000
Total Liquidity Sources	$1,405,534	$1,392,837

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides total liquidity sources and ratios at the dates presented:

(Dollars in Thousands)	June 30, 2025	December 31, 2024
Total Liquidity Sources	$1,405,534	$1,392,837
Highly Liquid Assets[1] to Total Assets	10.3%	10.9%
Highly Liquid Assets[1] to Uninsured Deposits	62.7%	66.8%
Total Available Liquidity to Uninsured Deposits	179.6%	182.6%
1 Highly liquid assets consist of $51.9 million in Federal Reserve Board excess reserves and interest-bearing deposits in other financial institutions, $0.3 million in loans held-for-sale and $438.8 million in unpledged securities.
Capital Resources
The Company reviews, on an ongoing basis, its and the Bank’s capital levels and opportunities to effectively deploy the Company’s capital or return capital to shareholders through stock repurchases or potential dividends. The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank at the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized [1]	June 30, 2025		December 31, 2024
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$455,619	9.46%	$448,834	9.56%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	455,619	10.87%	448,834	10.88%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	455,619	10.87%	448,834	10.88%
Total Capital (to Risk-weighted Assets)	10.50%	NA	508,298	12.12%	500,759	12.13%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$444,729	9.25%	$441,916	9.42%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	444,729	10.62%	441,916	10.72%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	444,729	10.62%	441,916	10.72%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	497,360	11.87%	493,760	11.98%
1 To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
Total capital of $405.6 million at June 30, 2025, reflects an increase of $21.3 million compared to December 31, 2024. The increase in total capital from December 31, 2024 is primarily due to net income of $17.5 million, an increase of $12.3 million in other comprehensive income due to positive changes in fair value of investment securities, partially offset by $9.2 million related to the repurchase of common stock that includes a 1% excise tax. The remaining difference of $0.7 million related to restricted stock activity during the six months ended June 30, 2025.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company remains well capitalized. The Tier 1 capital ratio was 10.87% at June 30, 2025 compared to 10.88% at December 31, 2024. The leverage ratio was 9.46% at June 30, 2025, compared to 9.56% at December 31, 2024 and the total risk-based capital ratio was 12.12% at June 30, 2025 compared to 12.13% at December 31, 2024.
The Bank also remained well capitalized as of June 30, 2025. The Bank’s Tier 1 capital ratio was 10.62% at June 30, 2025 compared to 10.72% at December 31, 2024. The Bank’s leverage ratio was 9.25% at June 30, 2025 compared to 9.42% at December 31, 2024. The Bank’s total risk-based capital ratio was 11.87% at June 30, 2025 compared to 11.98% at December 31, 2024. At June 30, 2025, the Bank continues to maintain its capital position with a leverage ratio of 9.25% compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 7.00% compared to the regulatory guideline of 6.50% to be well-capitalized. The Company’s risk-based Tier 1 and Total Capital ratios place them above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
Stock Repurchase Plan
On May 20, 2025, the Company announced that its Board had authorized, effective May 1, 2025, a common share repurchase program to purchase up to $20.0 million of the Company’s common stock in the aggregate through May 1, 2026 (the “2025 Program”), subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on May 19, 2025. The 2025 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Exchange Act. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2025 Program, and the number of shares actually purchased under the 2025 Program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2025 Program does not obligate the Company to purchase any particular number of shares and may be modified of terminated by the Board at any time. As of June 30, 2025, the Company repurchased 547,332 shares of its common stock at a total cost of $9.1 million and an weighted average cost per share of $16.70.
Contractual Obligations
As of June 30, 2025, there have been no material changes to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ( the “2024 Annual Report”).
Off-Balance Sheet Arrangements
As of June 30, 2025, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2024 Annual Report.

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
The ALCO also uses different interest rate scenarios and shifts in yield curve shapes to measure the sensitivity of earnings to various interest rate environments. Interest rates on unique asset and liability accounts move differently when the short-term market rate changes. These differences are reflected in the different rate scenarios utilized by the ALM. For earning simulations, our policy guidelines limit the change in net interest income over a 12-month and 24-month horizon using rate shocks of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s action taken at their last three scheduled meetings of 2024 to reduce the Fed Funds Target Rate range by an aggregate of 100 bps from 5.25% - 5.50% to 4.25% - 4.50% coupled with current rate forecasts that imply that the FOMC is unlikely to increase the Fed Funds Target Rate during 2025 and 2026, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following tables reflect the earnings simulation results at the dates presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	June 30, 2025	December 31, 2024
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	(0.5)%	1.9%
100	(0.1)%	1.1%
-100	2.8%	2.1%
-200	5.8%	4.6%
-300	7.4%	6.8%
-400	6.3%	6.6%
The results from the earnings simulation imply that the Company’s balance sheet is liability sensitive at June 30, 2025 and December 31, 2024. The above table indicates that as of June 30, 2025, in a rising interest rate environment, the Company is positioned to have a small decrease in net interest income due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. In a declining interest rate environment, the Company is positioned to have an increase in net interest income for the same period driven by the same factors discussed above and below. The liability sensitive position at June 30, 2025 is due to a variety of factors which include 1) higher than market rate unfunded loan commitments that were originated during 2024 with fixed rates that are assumed to draw down, or convert to funded loan balances, during the next twelve months, 2) shortening maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns in response to the recent inverted yield curve, and 3) more aggressive non maturing deposit betas utilized in a rates down environment versus a rates up environment based on bank specific non-maturing deposit rate beta assumptions observed during the most recent rate cycle.
Economic Value of Equity Modeling
Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. The ALM calculates the economic value of equity based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value of equity over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The Company uses the same assumptions in the economic value of equity simulation model as in the earnings simulation model. The economic value of equity simulation model uses instantaneous rate shocks to the balance sheet. For economic value of equity simulation, our policy guidelines limit the change in economic value of equity given changes in rates of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s action taken at their last three scheduled meetings of 2024 to reduce the Fed Funds Target Rate range by 100 bps from 5.25% - 5.50% to 4.25% - 4.50% coupled with current rate forecasts that imply that the FOMC is unlikely to increase the Fed Funds Target Rate during 2025 and 2026, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position nor does it project a probable interest rate environment for the foreseeable future.
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

	June 30, 2025	December 31, 2024
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(8.0)%	(8.3)%
100	(3.3)%	(3.3)%
-100	2.3%	2.4%
-200	3.4%	3.8%
-300	0.6%	2.9%
-400	(8.0)%	(1.9)%
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of June 30, 2025, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors faced by the Company from those disclosed in our 2024 Annual Report on Form 10-K.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 20, 2025, the Company announced that its Board had authorized, effective May 1, 2025, a common share repurchase program to purchase up to $20.0 million of the Company’s common stock in the aggregate through May 1, 2026 (the “2025 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on May 19, 2025. The 2025 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Exchange Act. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2025 Program, and the number of shares actually purchased under the 2025 Program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2025 Program does not obligate the Company to purchase any particular number of shares and may be modified of terminated by the Board at any time. As of June 30, 2025, the Company repurchased 547,332 shares of its common stock at a total cost of $9.1 million and a weighted average cost per share of $16.70.
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs[2]
04/01/2025 - 04/30/2025	2,980	$14.71	—	$20,000,000
05/01/2025 - 05/31/2025	96,439	16.35	94,200	18,458,003
06/01/2025 - 06/30/2025	453,132	16.77	453,132	10,861,190
Total	552,551	$16.68	547,332
1 Reflects 5,219 shares that were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations and 547,332 shares repurchased during the period under the 2025 Program.
2 The number shown represents, as of the end of each period, the approximate dollar value of Common Stock shares that may yet be purchased under the 2025 Program, which was announced on May 20, 2025 and authorizes the purchase of up to $20.0 million of the Company’s common stock in the aggregate through May 1, 2026. The shares may be purchased, from time-to-time, depending on a variety of factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	August 4, 2025

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 4, 2025