Form 10-Q
period 2025-09-30
Carter Bankshares, Inc.
filed 2025-11-03
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of October 29, 2025 there were 22,087,044 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $64,391 at September 30, 2025 and $91,563 at December 31, 2024	$106,948	$131,171
Securities Available-for-Sale, at Fair Value (amortized cost of $786,629 and $800,741, respectively)	727,903	718,400
Equity Securities	10,269	10,041
Loans Held-for-Sale	478	—
Portfolio Loans	3,835,653	3,624,826
Allowance for Credit Losses	(73,762)	(75,600)
Portfolio Loans, net	3,761,891	3,549,226

Bank Premises and Equipment, net	71,653	74,329
Goodwill	1,193	—
Core Deposit Intangible	1,007	—
Other Real Estate Owned, net	330	659
Federal Home Loan Bank Stock, at Cost	11,598	6,487
Bank Owned Life Insurance	51,649	59,588
Other Assets	95,200	109,288
Total Assets	$4,840,119	$4,659,189

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$606,203	$634,436
Interest-Bearing Demand	809,527	726,947
Money Market	552,564	512,162
Savings	335,502	355,506
Certificates of Deposit	1,906,551	1,924,370
Total Deposits	4,210,347	4,153,421
Federal Home Loan Bank Borrowings	175,500	70,000
Reserve for Unfunded Loan Commitments	3,072	3,186
Other Liabilities	38,362	48,269
Total Liabilities	4,427,281	4,274,876

Commitment and Contingencies - see NOTE 10.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 22,406,406 shares at September 30, 2025, and 23,069,175 shares at December 31, 2024	22,406	23,069
Additional Paid-in Capital	79,997	92,159
Retained Earnings	356,488	333,606
Accumulated Other Comprehensive Loss	(46,053)	(64,521)
Total Shareholders’ Equity	412,838	384,313
Total Liabilities and Shareholders’ Equity	$4,840,119	$4,659,189
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except per Share Data)	2025	2024	2025	2024
INTEREST INCOME
Loans, including fees
Taxable	$51,018	$47,813	$148,365	$138,025
Non-Taxable	550	643	1,730	2,027
Investment Securities
Taxable	6,672	7,266	20,123	22,730
Non-Taxable	66	67	199	202
Federal Reserve Bank Excess Reserves	659	560	1,939	1,277
Interest on Bank Deposits	61	36	172	74
Dividend Income	144	210	396	892
Total Interest Income	59,170	56,595	172,924	165,227
Interest Expense
Interest Expense on Deposits	24,025	25,518	73,107	68,958
Interest on Other Borrowings	1,426	2,279	3,601	10,960
Total Interest Expense	25,451	27,797	76,708	79,918
NET INTEREST INCOME	33,719	28,798	96,216	85,309
Provision (Recovery) for Credit Losses	2,896	(432)	(1,459)	75
Provision (Recovery) for Unfunded Commitments	335	191	(114)	(88)
Net Interest Income After Provision (Recovery) for Credit Losses	30,488	29,039	97,789	85,322
NONINTEREST INCOME
Gains on Sales of Securities, net	—	—	—	36
Service Charges, Commissions and Fees	1,860	1,820	5,499	5,547
Debit Card Interchange Fees	1,942	1,907	5,988	5,926
Insurance Commissions	1,004	1,063	2,062	2,611
Bank Owned Life Insurance Income	357	375	1,055	1,088
Other	207	257	2,575	792
Total Noninterest Income	5,370	5,422	17,179	16,000
NONINTEREST EXPENSE
Salaries and Employee Benefits	14,023	14,603	41,762	43,019
Occupancy Expense, net	4,582	3,944	13,284	11,485
FDIC Insurance Expense	1,450	1,529	4,316	4,782
Other Taxes	867	878	2,736	2,680
Advertising Expense	669	585	2,288	1,470
Telephone Expense	312	324	923	1,083
Professional and Legal Fees	1,852	1,193	5,003	4,248
Data Processing	1,367	1,337	4,206	3,462
Debit Card Expense	959	889	2,942	2,453
Other	2,623	2,151	8,590	6,454
Total Noninterest Expense	28,704	27,433	86,050	81,136
Income Before Income Taxes	7,154	7,028	28,918	20,186
Income Tax Provision	1,735	1,399	6,036	3,943
Net Income	$5,419	$5,629	$22,882	$16,243

Earnings per Common Share:
Basic Earnings per Common Share	$0.24	$0.24	$1.00	$0.70
Diluted Earnings per Common Share	$0.24	$0.24	$1.00	$0.70
Average Shares Outstanding-Basic & Diluted	22,294,228	22,832,619	22,655,931	22,810,114
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024
Net Income	$5,419	$5,629	$22,882	$16,243
Other Comprehensive Income:
Net Unrealized Gains on Securities Available-for-Sale:
Net Unrealized Gains Arising during the Period	7,968	20,910	23,615	23,279
Reclassification Adjustment for Gains included in Net Income	—	—	—	(36)
Tax Effect	(1,771)	(4,582)	(5,147)	(5,109)
Net Unrealized Gains Recognized in Other Comprehensive Income	6,197	16,328	18,468	18,134
Other Comprehensive Income:	6,197	16,328	18,468	18,134
Comprehensive Income	$11,616	$21,957	$41,350	$34,377
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months Ended September 30, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2025	$22,670	$84,146	$351,069	$(52,250)	$405,635
Net Income	—	—	5,419	—	5,419
Other Comprehensive Income, Net of Tax	—	—	—	6,197	6,197
1% Excise Tax on Stock Buybacks	—	(47)	—	—	(47)
Repurchase of Common Stock (262,269 shares)	(263)	(4,641)	—	—	(4,904)
Forfeiture of Restricted Stock (1,159 shares)	(1)	—	—	—	(1)
Recognition of Restricted Stock Compensation Expense	—	539	—	—	539
Balance at September 30, 2025	$22,406	$79,997	$356,488	$(46,053)	$412,838

	Three Months Ended September 30, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2024	$23,073	$91,274	$319,697	$(69,633)	$364,411
Net Income	—	—	5,629	—	5,629
Other Comprehensive Income, Net of Tax	—	—	—	16,328	16,328
Forfeitures of Restricted Stock (736 shares)	(1)	—	—	—	(1)
Recognition of Restricted Stock Compensation Expense	—	458	—	—	458
Balance at September 30, 2024	$23,072	$91,732	$325,326	$(53,305)	$386,825

	Nine Months Ended September 30, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2024	$23,069	$92,159	$333,606	$(64,521)	$384,313
Net Income	—	—	22,882	—	22,882
Other Comprehensive Income, Net of Tax	—	—	—	18,468	18,468
1% Excise Tax on Stock Buybacks	—	(122)	—	—	(122)
Repurchase of Common Stock (809,601 shares)	(810)	(13,232)	—	—	(14,042)
Forfeiture of Restricted Stock (15,360 shares)	(15)	(195)	—	—	(210)
Issuance of Restricted Stock (162,192 shares)	162	(162)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,549	—	—	1,549
Balance at September 30, 2025	$22,406	$79,997	$356,488	$(46,053)	$412,838

	Nine Months Ended September 30, 2024
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
Net Income	—	—	16,243	—	16,243
Other Comprehensive Income, Net of Tax	—	—	—	18,134	18,134
Forfeitures of Restricted Stock (12,405 shares)	(13)	(106)	—	—	(119)
Issuance of Restricted Stock (128,115 shares)	128	(128)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,324	—	—	1,324
Balance at September 30, 2024	$23,072	$91,732	$325,326	$(53,305)	$386,825
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024
OPERATING ACTIVITIES
Net Income	$22,882	$16,243
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Recovery for Credit Losses, including Recovery for Unfunded Commitments	(1,573)	(13)
Origination of Loans Held-for-Sale	(11,021)	(6,233)
Proceeds From Loans Held-for-Sale	10,662	5,932
Depreciation/Amortization of Bank Premises and Equipment	5,815	5,216
Provision for Deferred Taxes	976	1,377
Net Amortization of Securities	2,491	2,735
Tax Credit Amortization	487	354
Gains on Sales of Loans Held-for-Sale	(119)	(89)
Gains on Sales of Securities, net	—	(36)
Unrealized Gain on Equity Securities	(228)	(207)
Commercial Loan Swap Derivative Loss	107	112
Increase in the Value of Life Insurance Contracts	(1,055)	(1,088)
Gain on Bank Owned Life Insurance Death Benefit	(1,882)	—
1035 Exchange Fee on Bank Owned Life Insurance	527	—
Balance Sheet Hedge Fair Value Adjustment	140	(103)
Recognition of Restricted Stock Compensation Expense	1,549	1,324
Decrease in Other Assets	2,561	1,754
Decrease in Other Liabilities	(4,529)	(1,791)
Net Cash Provided By Operating Activities	27,790	25,487
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	—	10,617
Proceeds from Maturities, Redemptions, and Paydowns	70,245	54,910
Purchases	(58,624)	(8,615)
Purchase of Equity Securities	—	(5,000)
Purchase of Bank Premises and Equipment, Net	(4,979)	(4,996)
Net Cash Acquired from Branch Purchase	53,573	—
(Purchase) Redemption of Federal Home Loan Bank Stock, net	(5,111)	14,189
Loan Originations, net	(211,303)	(98,866)
Proceeds from Death Benefit on Bank Owned Life Insurance	3,077	—
Proceeds from Surrender of BOLI Policies	7,273	—
Proceeds from Sales and Payments of Other Real Estate Owned	1,379	2,984
Net Cash Used In Investing Activities	(144,470)	(34,777)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	24,817	19,729
(Decrease) Increase in Certificates of Deposits	(23,818)	343,424
Proceeds from Federal Home Loan Bank Borrowings	462,000	1,870,000
Repayments on Federal Home Loan Bank Borrowings	(356,500)	(2,173,400)
Repurchase of Common Stock	(14,042)	—
Net Cash Provided By Financing Activities	92,457	59,753
Net (Decrease) Increase in Cash and Cash Equivalents	(24,223)	50,463
Cash and Cash Equivalents at Beginning of Period	131,171	54,529
Cash and Cash Equivalents at End of Period	$106,948	$104,992
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

	Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024
SUPPLEMENTARY DATA
Cash Interest Paid	$77,861	$79,122
Cash Paid for Income Taxes	3,140	457
Transfer from Loans to Other Real Estate Owned	—	1,181
Loans Financed to Purchase Other Real Estate Owned	525	—
Transfer from Fixed Assets to Other Real Estate Owned	1,829	—
Right-of-use Asset Recorded in Exchange for Lease Liabilities	1,041	2,511
Stock Repurchase Excise Tax Settled in Subsequent Period	(122)	—
Stock Repurchases Settled in Subsequent Period	(371)	—
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
ASU 2023-09 – Income Taxes — (Topic 740) Improvements to Income Tax Disclosures
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
ASU 2024-04 – Debt — Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments
Accounting Standards Update 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” (“ASU 2024-04”) clarifies wither the settlement of convertible debt, including debt containing cash conversion features at terms that are different from the terms included in the existing debt instrument, should be accounted for as an induced conversion or a debt extinguishment. Updates permit an entity to apply the new guidance on either a prospective or a retrospective basis. ASU 2024-04 is effective for public business entities January 1, 2026 and is not expected to have a significant impact on the Company’s financial statements.
ASU 2025-01 & 2024-03 – Income Statement — Reporting Comprehensive Income –Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The amendment in this Update amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements, but is expected to result in additional disclosures and potential changes to the line items on the Consolidated Statement of Income.
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
The following table summarizes the estimated fair value of the assets acquired, liabilities assumed and consideration transferred in connection with the acquisition:

(Dollars in Thousands)	September 30, 2025

Total Cash Received From Seller	$53,077
Fair Value of Total Cash Received From Seller	$53,077

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	$496
Premises and Equipment	57
Core Deposit Intangible	1,101
Accrued Interest Receivable and Other Assets	21
Total Assets Acquired	1,675
Deposits	55,945
Total Liabilities Assumed	55,945

Net Identifiable Assets / (Liabilities)	(54,270)

Goodwill Recognized	1,193
$(53,077)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Core Deposit Intangible
The Company believes that the customer relationships with the deposits acquired have an intangible value. In connection with the acquisition, the Company recorded a core deposit intangible asset of $1.1 million, with a carrying value of $1.0 million as of September 30, 2025. The core deposit intangible asset represents the value that the Bank’s core deposits had with their deposit customers. The fair value was estimated based on a discounted cash flow methodology based on assumptions that considered the type of deposit, deposit retention and the cost of the deposit base. The core deposit intangible is being amortized over ten years on an accelerated basis.
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
Merger Related Costs
During the nine months ended September 30, 2025, the Company incurred $419 thousand of merger-related costs in connection with the Branch Purchase, primarily for professional fees. These expenses are recorded in professional and legal fees on the Consolidated Statements of Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, except share and per share data)	2025	2024	2025	2024
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$5,419	$5,629	$22,882	$16,243
Less: Income allocated to participating shares	68	58	261	165
Net Income Allocated to Common Shareholders - Basic & Diluted	$5,351	$5,571	$22,621	$16,078

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	22,574,579	23,072,376	22,916,907	23,043,705
Less: Average Participating Securities	280,351	239,757	260,976	233,591
Weighted Average Common Shares Outstanding - Basic & Diluted	22,294,228	22,832,619	22,655,931	22,810,114

Earnings per Common Share – Basic	$0.24	$0.24	$1.00	$0.70
Earnings per Common Share – Diluted	$0.24	$0.24	$1.00	$0.70

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities at the dates presented:

	September 30, 2025
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$21,600	$15	$(515)	$21,100
Residential Mortgage-Backed Securities	103,888	65	(7,777)	96,176
Commercial Mortgage-Backed Securities	23,777	83	(467)	23,393
Other Commercial Mortgage-Backed Securities	27,453	93	(1,272)	26,274
Asset Backed Securities	104,215	7	(6,410)	97,812
Collateralized Mortgage Obligations	174,560	121	(7,883)	166,798
States and Political Subdivisions	262,386	—	(29,640)	232,746
Corporate Notes	68,750	—	(5,146)	63,604
Total	$786,629	$384	$(59,110)	$727,903

	December 31, 2024
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$27,634	$36	$(720)	$26,950
Residential Mortgage-Backed Securities	106,593	3	(10,443)	96,153
Commercial Mortgage-Backed Securities	22,233	30	(676)	21,587
Other Commercial Mortgage-Backed Securities	24,064	—	(2,094)	21,970
Asset Backed Securities	127,978	14	(9,471)	118,521
Collateralized Mortgage Obligations	158,610	8	(10,030)	148,588
States and Political Subdivisions	262,879	—	(41,698)	221,181
Corporate Notes	70,750	—	(7,300)	63,450
Total	$800,741	$91	$(82,432)	$718,400
The Company did not have securities classified as held-to-maturity at September 30, 2025 or December 31, 2024.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024

Proceeds from Sales of Securities Available-for-Sale	$—	$—	$—	$10,617

Gross Realized Gains	$—	$—	$—	$36
Gross Realized Losses	—	—	—	—
Net Realized Gains	$—	$—	$—	$36
Tax Impact	$—	$—	$—	$8
For the three and nine months ended September 30, 2025, the Company had no gross or net realized gains and losses. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. The net realized gains reflect reclassification adjustments in the calculation of Other Comprehensive Income. The net realized gains are included in noninterest income as gains on sales of securities, net in the Consolidated Statements of Income. The tax impact is included in income tax provision in the Consolidated Statements of Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The amortized cost and fair value of available-for-sale debt securities are shown below by contractual maturity at the date presented. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2025
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$753	$742
Due after One Year through Five Years	59,684	56,722
Due after Five Years through Ten Years	269,509	240,655
Due after Ten Years	22,790	19,331
Residential Mortgage-Backed Securities	103,888	96,176
Commercial Mortgage-Backed Securities	23,777	23,393
Other Commercial Mortgage-Backed Securities	27,453	26,274
Collateralized Mortgage Obligations	174,560	166,798
Asset Backed Securities	104,215	97,812
Total	$786,629	$727,903
At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than those securities issued by or collateralized by the U.S. Government and its Agencies, in an amount greater than 10% of shareholders’ equity. The carrying value of securities pledged for various regulatory and legal requirements was $311.8 million at September 30, 2025 and $300.1 million at December 31, 2024.
Available-for-sale securities with unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	11	$5,102	$(19)	22	$14,237	$(496)	33	$19,339	$(515)
Residential Mortgage-Backed Securities	—	—	—	31	69,917	(7,777)	31	69,917	(7,777)
Commercial Mortgage-Backed Securities	15	3,557	(16)	36	10,864	(451)	51	14,421	(467)
Other Commercial Mortgage-Backed Securities	—	—	—	8	19,126	(1,272)	8	19,126	(1,272)
Asset Backed Securities	2	6,082	(4)	27	77,723	(6,406)	29	83,805	(6,410)
Collateralized Mortgage Obligations	15	19,673	(37)	64	118,260	(7,846)	79	137,933	(7,883)
States and Political Subdivisions	4	4,829	(476)	151	227,917	(29,164)	155	232,746	(29,640)
Corporate Notes	—	—	—	19	58,604	(5,146)	19	58,604	(5,146)
Total Debt Securities	47	$39,243	$(552)	358	$596,648	$(58,558)	405	$635,891	$(59,110)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	12	$6,574	$(60)	18	$14,558	$(660)	30	$21,132	$(720)
Residential Mortgage-Backed Securities	1	7	—	40	95,326	(10,443)	41	95,333	(10,443)
Commercial Mortgage-Backed Securities	10	2,743	(8)	42	13,780	(668)	52	16,523	(676)
Other Commercial Mortgage-Backed Securities	—	—	—	8	21,970	(2,094)	8	21,970	(2,094)
Asset Backed Securities	1	1,176	(5)	27	76,333	(9,466)	28	77,509	(9,471)
Collateralized Mortgage Obligations	2	2,339	(2)	74	132,902	(10,028)	76	135,241	(10,030)
States and Political Subdivisions	—	—	—	153	221,181	(41,698)	153	221,181	(41,698)
Corporate Notes	—	—	—	21	63,450	(7,300)	21	63,450	(7,300)
Total Debt Securities	26	$12,839	$(75)	383	$639,500	$(82,357)	409	$652,339	$(82,432)
The Company did not record an allowance for credit losses, (“ACL”), on its investment securities during the three or nine months ended September 30, 2025 or the year ended December 31, 2024 as the Company did not have any related impairment. The Company regularly reviews debt securities for expected credit loss using both qualitative and quantitative criteria, as necessary, based on the composition of the portfolio at period end.
As of September 30, 2025, management does not intend to sell any security in an unrealized loss position and it is not more than likely that it will be required to sell any such security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. It should be noted that we may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company determined the unrealized losses detailed in the table above are not related to credit; therefore, no ACL has been recognized on the Company’s investment securities. Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision (recovery) for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. During the three and nine months ended September 30, 2025 and September 30, 2024, the Company had no credit related net investment impairment losses.
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
During the three and nine months ended September 30, 2025, the Company recognized an unrealized fair value gain of $69 thousand and $228 thousand on these equity securities. During the three and nine months ended September 30, 2024 the Company purchased $5.0 million of equity securities with a carrying value totaling $5.2 million and recognized an unrealized

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
fair value gain of $181.5 thousand and $207.1 thousand, respectively, on these equity securities. This unrealized fair value gain is recorded in other noninterest income on the Consolidated Statements of Income.
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Commercial
Commercial Real Estate	$2,063,181	$1,869,831
Commercial and Industrial	218,038	230,483
Total Commercial Loans	2,281,219	2,100,314
Consumer
Residential Mortgages	826,944	777,471
Other Consumer	29,077	28,908
Total Consumer Loans	856,021	806,379
Construction	466,701	462,930
Other	231,712	255,203
Total Portfolio Loans	3,835,653	3,624,826
Loans Held-for-Sale	478	—
Total Loans	$3,836,131	$3,624,826
Loan Restructurings
The following table shows the amortized cost basis as of September 30, 2025 and September 30, 2024 for the loans restructured during the three and nine months ended September 30, 2025 and September 30, 2024 to borrowers experiencing financial difficulty, disaggregated by portfolio segment. The Company had no restructured loans to borrowers experiencing financial difficulty during the three months ended September 30, 2025:

	Restructured Loans
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	1	5,121	1.10%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	$—	—%	1	$5,121	0.13%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	2	966	0.44%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	9	228,554	98.64%
Total Nonaccrual Restructured Loans	—	$—	—%	11	$229,520	5.98%
Total Restructured Loans	—	$—	—%	12	$234,641	6.12%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Restructured Loans
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	2	13,604	5.63%	2	13,604	5.63%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	2	$13,604	5.63%	2	$13,604	5.63%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	1	$434	0.02%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	1	2,106	0.27%	1	2,106	0.27%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	11	280,905	98.86%
Total Nonaccrual Restructured Loans	1	$2,106	0.27%	13	$283,445	97.98%
Total Restructured Loans	3	$15,710	4.91%	15	$297,049	93.75%
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that were modified during the nine months ended September 30, 2025 and 2024:

	As of September 30, 2025				As of September 30, 2024
	Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Current	30-89 Days Past Due	90+ Days Past Due	Total
Accruing Restructured Loans
Commercial Real Estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial	—	—	—	—	13,604	—	—	13,604
Residential Mortgages	—	—	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—	—	—
Construction	5,121	—	—	5,121	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total Accruing Restructured Loans	$5,121	$—	$—	$5,121	$13,604	$—	$—	$13,604
				—				—
Nonaccrual Restructured Loans				—				—
Commercial Real Estate	$—	$—	$—	$—	$434	$—	$—	$434
Commercial and Industrial	966	—	—	966	—	—	—	—
Residential Mortgages	—	—	—	—	2,106	—	—	2,106
Other Consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Other	228,554	—	—	228,554	280,905	—	—	280,905
Total Nonaccrual Restructured Loans	$229,520	$—	$—	$229,520	$283,445	$—	$—	$283,445
Total Restructured Loans	$234,641	$—	$—	$234,641	$297,049	$—	$—	$297,049

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented. The Company had no restructured loans to borrowers experiencing financial difficulty during the three months ended September 30, 2025.

	Nine Months Ended September 30, 2025
(Dollars in Thousands)	Payment Delay	Short-term Extension / Modified Rate	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$—	$—	$—	—%
Commercial and Industrial	—	966	966	0.44%
Residential Mortgages	—	—	—	—%
Other Consumer	—	—	—	—%
Construction	5,121	—	5,121	1.10%
Other	—	228,554	228,554	98.64%
Total	$5,121	$229,520	$234,641	6.12%

	Three Months Ended September 30, 2024
(Dollars in Thousands)	Principal Deferral	Accelerated Maturity Date/Modified Rate	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$—	$—	$—	—%
Commercial and Industrial	13,604	—	13,604	5.63%
Residential Mortgages	—	2,106	2,106	0.27%
Other Consumer	—	—	—	—%
Construction	—	—	—	—%
Other	—	—	—	—%
Total	$13,604	$2,106	$15,710	4.91%

	Nine Months Ended September 30, 2024
(Dollars in Thousands)	Principal Deferral	Accelerated Maturity Date/Modified Rate	Term Extension/Payment Delay	Term Extension/Payment Delay/Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$—	$—	$434	$—	$434	0.02%
Commercial and Industrial	13,604	—	—	—	13,604	5.63%
Residential Mortgages	—	2,106	—	—	2,106	0.27%
Other Consumer	—	—	—	—	—	—%
Construction	—	—	—	—	—	—%
Other	—	—	—	280,905	280,905	98.86%
Total	$13,604	$2,106	$434	$280,905	$297,049	93.75%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table describes the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Nine Months Ended September 30, 2025
	Weighted-Average Payment Delay	Weighted-Average Modified Rate	Weighted-Average Short-term Extension	Weighted-Average Interest Rate Reduction
Commercial and Industrial	—	2.29%	0.59 years	—%
Residential Mortgages	—	—%	—	—%
Other Consumer	—	—%	—	—%
Construction	0.32 years	—%	—	—%
Other	—	—%	0.86 years	0.04%

Three Months Ended September 30, 2024
	Weighted-Average Principal Deferral	Weighted-Average Accelerated Maturity Date	Weighted-Average Modified Rate
Commercial Real Estate	—	—	—%
Commercial and Industrial	0.58 years	—	—%
Residential Mortgages	—	19.26 years	4.63%
Other Consumer	—	—	—%
Construction	—	—	—%
Other	—	—	—%

	Nine Months Ended September 30, 2024
	Weighted-Average Principal Deferral	Weighted-Average Accelerated Maturity Date	Weighted-Average Modified Rate	Weighted-Average Term Extension/Payment Delay	Weighted-Average Interest Rate Reduction
Commercial Real Estate	—	—	—%	4.91 years	—%
Commercial and Industrial	0.58 years	—	—%	—	—%
Residential Mortgages	—	19.26 years	4.63%	—	—%
Other	—	—	—%	2.58 years	0.66%
Commitments to lend additional funds on one restructured loan as of September 30, 2025 totaled $4.1 million. As of December 31, 2024, the Bank had no commitments to lend any additional funds on restructured loans. As of September 30, 2025 and September 30, 2024 the Bank had no loans that defaulted during the period and had been modified preceding the payment default when the borrower was experiencing financial difficulty at the time of modification. For purposes of this disclosure, a default occurs when, within 12 months of the original modification, either a full or partial charge-off occurs or the loan becomes 90 days or more past due.
As of September 30, 2025 and December 31, 2024, the Company had $2.0 million and $0.4 million, respectively, of residential real estate in the process of foreclosure. We had no residential real estate included in other real estate owned (“OREO”) at September 30, 2025 or at December 31, 2024, respectively.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Company has a loan review policy and annual scope report that details the level of loan review for loans in a given year. The annual loan review provides the Credit Risk Committee with an independent analysis of the following: 1) credit quality of the loan portfolio, 2) compliance with the loan policy, 3) adequacy of documentation in credit files and 4) validity of risk ratings. Since 2020 and continuing through 2025, the Company used a four step approach for loan review in the following categories:
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of September 30:

	Risk Rating
(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$252,718	$186,190	$319,236	$426,600	$235,768	$574,896	$43,600	$2,039,008
Special Mention	—	—	—	—	—	49	—	49
Substandard	—	9,495	—	14,579	—	50	—	24,124
Total Commercial Real Estate	$252,718	$195,685	$319,236	$441,179	$235,768	$574,995	$43,600	$2,063,181
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$5,403	$884	$29,295	$19,850	$9,768	$110,721	$41,035	$216,956
Special Mention	10	—	—	—	—	—	—	10
Substandard	—	—	—	14	966	25	67	1,072
Total Commercial and Industrial	$5,413	$884	$29,295	$19,864	$10,734	$110,746	$41,102	$218,038
YTD Gross Charge-offs	—	—	—	7	—	—	—	7

Residential Mortgages
Pass	$89,152	$21,648	$61,779	$267,498	$150,413	$169,290	$62,253	$822,033
Special Mention	—	—	—	—	—	89	—	89
Substandard	—	—	—	—	826	3,416	580	4,822
Total Residential Mortgages	$89,152	$21,648	$61,779	$267,498	$151,239	$172,795	$62,833	$826,944
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$13,429	$7,489	$2,900	$1,364	$359	$3,510	$—	$29,051
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	20	—	3	3	—	—	26
Total Other Consumer	$13,429	$7,509	$2,900	$1,367	$362	$3,510	$—	$29,077
YTD Gross Charge-offs	149	131	63	287	75	10	—	715

Construction
Pass	$51,079	$148,846	$152,745	$82,551	$2,035	$8,047	$15,133	$460,436
Special Mention	—	660	—	—	—	43	—	703
Substandard	—	—	402	5,121	—	39	—	5,562
Total Construction	$51,079	$149,506	$153,147	$87,672	$2,035	$8,129	$15,133	$466,701
YTD Gross Charge-offs	—	—	—	1	—	—	—	1

Other
Pass	$—	$—	$—	$—	$—	$3,158	$—	$3,158
Special Mention	—	—	—	—	—	—	—	—
Substandard	228,554	—	—	—	—	—	—	228,554
Total Other Loans	$228,554	$—	$—	$—	$—	$3,158	$—	$231,712
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$411,781	$365,057	$565,955	$797,863	$398,343	$869,622	$162,021	$3,570,642
Special Mention	10	660	—	—	—	181	—	851
Substandard	228,554	9,515	402	19,717	1,795	3,530	647	264,160
Total Portfolio Loans	$640,345	$375,232	$566,357	$817,580	$400,138	$873,333	$162,668	$3,835,653
Current YTD Period:
YTD Gross Charge-offs	$149	$131	$63	$295	$75	$10	$—	$723

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Bank’s largest credit relationship was nonperforming and rated as substandard at September 30, 2025 and December 31, 2024 with an aggregate principal balance of $228.6 million and $252.0 million at September 30, 2025 and December 31, 2024, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of September 30:

(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$252,718	$186,190	$319,236	$426,600	$235,768	$574,945	$43,600	$2,039,057
Nonperforming	—	9,495	—	14,579	—	50	—	24,124
Total Commercial Real Estate	$252,718	$195,685	$319,236	$441,179	$235,768	$574,995	$43,600	$2,063,181
Commercial and Industrial
Performing	$5,413	$884	$29,295	$19,850	$9,768	$110,721	$41,035	$216,966
Nonperforming	—	—	—	14	966	25	67	1,072
Total Commercial and Industrial	$5,413	$884	$29,295	$19,864	$10,734	$110,746	$41,102	$218,038
Residential Mortgages
Performing	$89,152	$21,648	$61,779	$267,498	$150,413	$169,379	$62,253	$822,122
Nonperforming	—	—	—	—	826	3,416	580	4,822
Total Residential Mortgages	$89,152	$21,648	$61,779	$267,498	$151,239	$172,795	$62,833	$826,944
Other Consumer
Performing	$13,429	$7,489	$2,900	$1,364	$359	$3,510	$—	$29,051
Nonperforming	—	20	—	3	3	—	—	26
Total Other Consumer	$13,429	$7,509	$2,900	$1,367	$362	$3,510	$—	$29,077
Construction
Performing	$51,079	$149,506	$153,147	$87,672	$2,035	$8,090	$15,133	$466,662
Nonperforming	—	—	—	—	—	39	—	39
Total Construction	$51,079	$149,506	$153,147	$87,672	$2,035	$8,129	$15,133	$466,701
Other
Performing	$—	$—	$—	$—	$—	$3,158	$—	$3,158
Nonperforming	228,554	—	—	—	—	—	—	228,554
Total Other Loans	$228,554	$—	$—	$—	$—	$3,158	$—	$231,712
Total Portfolio Loans
Performing	$411,791	$365,717	$566,357	$802,984	$398,343	$869,803	$162,021	$3,577,016
Nonperforming	228,554	9,515	—	14,596	1,795	3,530	647	258,637
Total Portfolio Loans	$640,345	$375,232	$566,357	$817,580	$400,138	$873,333	$162,668	$3,835,653

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans at the dates presented:

	September 30, 2025
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$2,038,525	$532	$—	$532	$24,124	$2,063,181
Commercial & Industrial	216,793	99	74	173	1,072	218,038
Residential Mortgages	819,860	2,212	50	2,262	4,822	826,944
Other Consumer	28,820	158	73	231	26	29,077
Construction	466,219	41	402	443	39	466,701
Other	3,158	—	—	—	228,554	231,712
Total	$3,573,375	$3,042	$599	$3,641	$258,637	$3,835,653

	December 31, 2024
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,866,013	$2,642	$—	$2,642	$1,176	$1,869,831
Commercial & Industrial	229,225	180	—	180	1,078	230,483
Residential Mortgages	771,689	867	50	917	4,865	777,471
Other Consumer	28,582	208	98	306	20	28,908
Construction	461,919	783	—	783	228	462,930
Other	3,221	—	—	—	251,982	255,203
Total	$3,360,649	$4,680	$148	$4,828	$259,349	$3,624,826
Loans past due 90 days or more and still accruing are automatically transferred to nonaccrual status and were zero at September 30, 2025 and December 31, 2024, respectively.
There were no nonaccrual or past due loans related to loans held-for-sale as of September 30, 2025 and December 31, 2024, respectively.
The following table presents loans on nonaccrual status by portfolio segment at the dates presented. There were no loans at the dates presented that were past due more than 90 days and still accruing.

	September 30, 2025			December 31, 2024
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial Real Estate	$22,582	$1,542	$24,124	$—	$1,176	$1,176
Commercial and Industrial	—	1,072	1,072	—	1,078	1,078
Residential Mortgages	2,018	2,804	4,822	2,053	2,812	4,865
Other Consumer	—	26	26	—	20	20
Construction	—	39	39	—	228	228
Other	—	228,554	228,554	—	251,982	251,982
Total Portfolio Loans	$24,600	$234,037	$258,637	$2,053	$257,296	$259,349
A loan is considered nonperforming when we transfer the interest methodology from accrual to nonaccrual. Nonaccrual status recognizes that the collection in full of both principal and interest is unlikely. Without applying additional scrutiny at a granular level, management believes delinquency to be a leading indicator with respect to the likelihood of collection in full of both principal and interest. Accordingly, management automatically transfers loans to nonaccrual status if they are 90 or more days’ delinquent. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Nonaccrual loans and loans that have been characterized as restructured loans may be individually evaluated for credit losses in the Allowance for Credit Losses model if the loan commitment is

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
$1.0 million or greater and/or based on management’s discretion, unless we elect to maintain the loan in the general pool. During the three and nine months ended September 30, 2025 and September 30, 2024, respectively, no material amount of interest income was recognized on nonperforming loans subsequent to their classification as nonperforming loans.
The following tables present the amortized cost basis of individually evaluated loans at the dates presented. Changes in the fair value of the types of collateral and discounted cash flow modeling for individually evaluated loans are reported in the provision (recovery) for credit losses on loans in the period of change.

	September 30, 2025
Collateral Type	Warehouse	Equipment	Single Family	Office Building	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$9,495	$—	$—	$14,579	$—	$24,074
Commercial and Industrial	—	966	—	—	—	966
Residential Mortgage	—	—	2,018	—	—	2,018
Other	—	—	—	—	228,554	228,554
Total	$9,495	$966	$2,018	$14,579	$228,554	$255,612

	December 31, 2024
Collateral Type	Equipment	Single Family	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial and Industrial	$1,026	$—	$—	$1,026
Residential Mortgage	—	2,053	—	2,053
Other	—	—	251,982	251,982
Total	$1,026	$2,053	$251,982	$255,061
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$20,723	$2,722	$11,143	$668	$11,764	$24,003	$71,023
Provision (Recovery) for Credit Losses on Loans	1,524	(92)	1,373	177	2,198	(2,284)	2,896
Charge-offs	—	—	—	(256)	—	—	(256)
Recoveries	—	1	2	96	—	—	99
Net Recoveries / (Charge-offs)	—	1	2	(160)	—	—	(157)
Balance, End of Period	$22,247	$2,631	$12,518	$685	$13,962	$21,719	$73,762

	Nine Months Ended September 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$20,146	$2,791	$10,389	$682	$11,297	$30,295	$75,600
Provision (Recovery) for Credit Losses on Loans	2,101	(159)	2,117	393	2,665	(8,576)	(1,459)
Charge-offs	—	(7)	—	(715)	(1)	—	(723)
Recoveries	—	6	12	325	1	—	344
Net (Charge-offs) / Recoveries	—	(1)	12	(390)	—	—	(379)
Balance, End of Period	$22,247	$2,631	$12,518	$685	$13,962	$21,719	$73,762

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Three Months Ended September 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$19,817	$3,194	$10,744	$760	$9,217	$52,954	$96,686
Provision (Recovery) for Credit Losses on Loans	250	(238)	(224)	288	526	(1,034)	(432)
Charge-offs	—	(21)	(5)	(421)	(1)	(15,000)	(15,448)
Recoveries	—	1	5	97	—	—	103
Net Recoveries / (Charge-offs)	—	(20)	—	(324)	(1)	(15,000)	(15,345)
Balance, End of Period	$20,067	$2,936	$10,520	$724	$9,742	$36,920	$80,909

	Nine Months Ended September 30, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
Provision (Recovery) for Credit Losses on Loans	194	(313)	(356)	877	2,107	(2,434)	75
Charge-offs	—	(40)	(32)	(1,389)	(157)	(15,000)	(16,618)
Recoveries	—	3	29	368	—	—	400
Net Charge-offs	—	(37)	(3)	(1,021)	(157)	(15,000)	(16,218)
Balance, End of Period	$20,067	$2,936	$10,520	$724	$9,742	$36,920	$80,909

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, Level 1 fair values are available for each of the Company’s equity securities.
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
The Company previously used pay-fixed/receive-floating interest rate swaps (the “Pay-Fixed Swap Agreements”). The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in the amortizing single-family mortgages and CRE loans. These fair value hedges were utilized to convert the hedged loans from a fixed rate to a synthetic floating Secured Overnight Financing Rate (“SOFR”). As long as a hedging instrument was designated and the results of the effectiveness testing supported that the instrument qualified for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument were accounted for in net interest income. The fair value of the hedge was recorded in either other assets or in other liabilities depending on the position of the hedge, and the offset was recorded in loans. This was the case whether or not economic mismatches existed in the hedging relationship. As a result, there was no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses was recognized in the period in which the hedged transactions had an impact to earnings. As of September 30, 2025, the Company had terminated all its Pay-Fixed Swap Agreements.
The Company also enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans to be held-for-sale are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
15 to 90 days. The Company protects itself from changes in interest rates through the use of best-efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on rate lock commitments due to changes in interest rates.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At September 30, 2025 OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	September 30, 2025
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$21,100	$—	$21,100	$—
Residential Mortgage-Backed Securities	96,176	—	96,176	—
Commercial Mortgage-Backed Securities	23,393	—	23,393	—
Other Commercial Mortgage-Backed Securities	26,274	—	26,274	—
Asset Backed Securities	97,812	—	97,812	—
Collateralized Mortgage Obligations	166,798	—	166,798	—
States and Political Subdivisions	232,746	—	232,746	—
Corporate Notes	63,604	—	55,351	8,253
Total Securities Available-for-Sale	727,903	—	719,650	8,253
Equity Securities	10,269	10,269	—	—
Derivatives	10,981	—	10,981	—
Total	$749,153	$10,269	$730,631	$8,253

Liabilities
Derivatives	$10,888	$—	$10,888	$—
Total	$10,888	$—	$10,888	$—

	December 31, 2024
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$26,950	$—	$26,950	$—
Residential Mortgage-Backed Securities	96,153	—	96,153	—
Commercial Mortgage-Backed Securities	21,587	—	21,587	—
Other Commercial Mortgage-Backed Securities	21,970	—	21,970	—
Asset Backed Securities	118,521	—	118,521	—
Collateralized Mortgage Obligations	148,588	—	148,588	—
States and Political Subdivisions	221,181	—	221,181	—
Corporate Notes	63,450	—	55,692	7,758
Total Securities Available-for-Sale	718,400	—	710,642	7,758
Equity Securities	10,041	10,041	—	—
Portfolio Loan Pool Subject to Fair Value Hedge	622	—	622	—
Derivatives	17,356	—	17,356	—
Total	$746,419	$10,041	$728,620	$7,758

Liabilities
Derivatives	$17,710	$—	$17,710	$—
Total	$17,710	$—	$17,710	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
We have invested in subordinated debt of other financial institutions. We have two securities totaling $8.3 million that are considered to be Level 3 securities at September 30, 2025 and two totaling $7.8 million at December 31, 2024, attributable to the calculated change in fair value of $0.5 million. The Level 3 fair value is benchmarked to other securities that have observable market values in Level 2 using comparable financial ratio analysis specific to the industry in which the underlying company operates. The underwriting includes considerations of capital adequacy, asset quality trends, management’s ability to continue efficient and profitable operations, the institution’s core earnings ability, liquidity management platform and current on and off-balance sheet interest rate risk exposures.
Financial assets measured at fair value on a nonrecurring basis at the dates presented are summarized below:

	September 30, 2025
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$330	$330
Individually Evaluated Loans	$—	$—	$8,812	$8,812

	December 31, 2024
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$659	$659
Individually Evaluated Loans	$—	$—	$579	$579
The Company had two loan relationships totaling $8.8 million and and one relationship of $0.6 million measured at fair value on a nonrecurring basis as of September 30, 2025 and at December 31, 2024, respectively. The increase in individually evaluated loans measured at fair value from December 31, 2024, was primarily related to one loan relationship. The Company’s largest credit relationship is classified as an individually evaluated loan with a net carrying amount totaling $206.9 million at September 30, 2025 and $221.7 million at December 31, 2024. The Company utilized various cash flow and discounting assumptions in the alternative modeling, instead of fair value, which resulted in a valuation allowance of $21.7 million at September 30, 2025 and $30.3 million at December 31, 2024. When evaluating the net carrying value of this credit relationship at September 30, 2025, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $0.3 million as of September 30, 2025, compared with $0.7 million at December 31, 2024. This decrease was primarily due to three closed branches being transferred to OREO and sold during the nine months ending September 30, 2025 in addition to the sale of another closed branch previously added to OREO. The Company had zero and $0.5 million write-downs recorded on OREO for the three and nine months ended September 30, 2025 and had zero write-downs recorded on OREO for the three and nine months ended September 30, 2024. These write-downs are recorded in other noninterest expense on the Consolidated Statements of Income.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis at the dates presented:

	September 30, 2025
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$8,812	Appraisals	Estimated Selling Costs	3.5%	—%	6.5%	6.3%
Total Individually Evaluated Loans	$8,812

OREO	$188	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	142	Discounted Internal Valuations	Management's Subject Discount			24.0%	24.0%
Total OREO	$330

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$579	Discounted Appraisals	Estimated Selling Costs			3.5%	3.5%
Total Individually Evaluated Loans	$579

OREO	$143	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	516	Discounted Internal Valuations	Management’s Subject Discount	0.0%	—	24.0%	24.0%
Total OREO	$659
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
The carrying values and estimated fair values of our financial instruments at September 30, 2025 and December 31, 2024 are presented in the following tables. Fair values for September 30, 2025 and December 31, 2024 are estimated under the exit price notion in accordance with ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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

		Fair Value Measurements at September 30, 2025
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$106,948	$42,557	$64,391	$—	$106,948
Securities Available-for-Sale	727,903	—	719,650	8,253	727,903
Equity Securities	10,269	10,269	—	—	10,269
Loans Held-for-Sale	478	—	—	478	478
Portfolio Loans, net	3,761,891	—	—	3,582,129	3,582,129
Federal Home Loan Bank Stock, at Cost	11,598	—	—	NA	NA
Other Assets- Interest Rate Derivatives	10,981	—	10,981	—	10,981
Accrued Interest Receivable	17,964	28	3,905	14,031	17,964

Financial Liabilities:
Deposits	$4,210,347	$606,203	$1,697,593	$1,919,955	$4,223,751
Other Liabilities- Interest Rate Derivatives	10,888	—	10,888	—	10,888
FHLB Borrowings	175,500	—	—	175,459	175,459
Accrued Interest Payable	7,065	—	—	7,065	7,065

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at December 31, 2024
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$131,171	$39,608	$91,563	$—	$131,171
Securities Available-for-Sale	718,400	—	710,642	7,758	718,400
Equity Securities	10,041	10,041	—	—	10,041
Portfolio Loans, net	3,549,226	—	—	3,379,192	3,379,192
Federal Home Loan Bank Stock, at Cost	6,487	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,356	—	17,356	—	17,356
Accrued Interest Receivable	17,842	—	4,406	13,436	17,842

Financial Liabilities:
Deposits	$4,153,421	$634,436	$1,594,615	$1,937,914	$4,166,965
Other Liabilities- Interest Rate Derivatives	17,710	—	17,710	—	17,710
FHLB Borrowings	70,000	—	—	69,604	69,604
Accrued Interest Payable	8,218	—	5	8,213	8,218

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
The Company also has the ability to execute on balance sheet hedges. On July 11, 2024, the Company entered into two related Pay-Fixed Swap Agreements for a combined notional amount of $300.0 million. The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in amortizing single-family mortgages and CRE loans. These fair value hedges were utilized to convert the hedged loans from a fixed rate to a synthetic floating SOFR. On December 19, 2024, the Company terminated the first Pay-Fixed Swap Agreement with an original notional value of $175.0 million that would have matured on July 11, 2029. Negative interest income adjustments related to the termination of this hedge was $154 thousand. On January 13, 2025, the Company terminated the remaining Pay-Fixed Swap Agreement with an original notional value of $125.0 million that would have matured on July 11, 2027. The negative interest income adjustment for the termination of this hedge was $110 thousand. While these two Pay-Fixed Swap Agreements were effective, the Company recognized interest income of $1.2 million related to these agreements.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following tables indicate the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	September 30, 2025			December 31, 2024
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	8	$2,268	$3	3	$866	$2
Interest Rate Swap Contracts – Commercial Loans	56	358,574	10,978	56	368,850	17,354
Total Derivatives not Designated as Hedging Instruments	64	$360,842	$10,981	59	$369,716	$17,356

Total Derivatives	64	$360,842	$10,981	59	$369,716	$17,356

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	September 30, 2025			December 31, 2024
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	—	$—	$—	1	$125,000	$554
Total Derivatives Designated as Hedging Instruments	—	$—	$—	1	$125,000	$554

Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	8	$2,268	$3	3	$866	$2
Interest Rate Swap Contracts – Commercial Loans	56	358,574	10,885	56	368,850	17,154
Total Derivatives not Designated as Hedging Instruments	64	$360,842	$10,888	59	$369,716	$17,156

Total Derivatives	64	$360,842	$10,888	60	$494,716	$17,710
The following table indicates the loss recognized within “other noninterest income or expense” for derivatives not designated as hedging instruments and the income (loss) within “interest income on taxable loans” for derivatives designated as hedging instruments in the Consolidated Statements of Income as of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$—	$103	$(140)	$103
Total Derivative Income (Loss) Designated as Hedging Instruments	$—	$103	$(140)	$103

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$2	$(3)	$1	$(1)
Forward Sale Contracts – Mortgage Loans	(2)	3	(1)	1
Interest Rate Swap Contracts – Commercial Loans	(11)	(128)	(107)	(112)
Total Derivative Loss not Designated as Hedging Instruments	$(11)	$(128)	$(107)	$(112)

Net Derivative Loss	$(11)	$(25)	$(247)	$(9)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table indicates the gross amounts of derivative assets and derivative liabilities designated as hedging instruments and not designated as hedging instruments, the amounts offset and the carrying values included in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives		Liability Derivatives
	(Included in Other Assets)		(Included in Other Liabilities)
(Dollars in Thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives Designated as Hedging Instruments
Gross Amounts Recognized	$—	$—	$—	$592
Gross Amounts Offset	—	—	—	38
Net Amounts Presented in the Consolidated Balance Sheets	$—	$—	$—	$554

Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$10,981	$17,356	$10,888	$17,156
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	$10,981	$17,356	$10,888	$17,156

Net Amount	$10,981	$17,356	$10,888	$17,710
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Noninterest-Bearing Demand	$606,203	$634,436
Interest-Bearing Demand	809,527	726,947
Money Market	552,564	512,162
Savings	335,502	355,506
Certificates of Deposit	1,906,551	1,924,370
Total	$4,210,347	$4,153,421
All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law. Certificates of deposits that exceed the FDIC Insurance limit of $250,000 at September 30, 2025 and December 31, 2024 were $308.3 million and $297.9 million, respectively.
At both September 30, 2025 and December 31, 2024, total brokered deposits (excluding the Certificate of Deposit Account Registry Services (“CDARS”) and ICS two-way) were $196.1 million, which are included within the “certificates of deposit” line item in the Consolidated Balance Sheets.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	September 30, 2025
3 Months or Less	$630,814
Over 3 Months through 12 Months	675,452
Over 1 Year Through 3 Years	543,367
Over 3 Years	56,918
Total	$1,906,551
Overdrafts reclassified to loans were $0.3 million at both September 30, 2025 and December 31, 2024.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. The Company had $175.5 million of Federal Home Loan Bank (“FHLB”) borrowings at September 30, 2025 and $70.0 million at December 31, 2024. The increase of $105.5 million is due to additional FHLB borrowings to fund loan growth. FHLB borrowings are fixed and variable rate advances for various terms and are secured by a blanket lien on select residential mortgages, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings were 51.6% and 0.0% of total borrowings at September 30, 2025 or December 31, 2024, respectively. The FHLB charges prepayment fees for advances that are repaid before maturity, which is the net present value between current market rates and the fixed rate on each borrowing. Total loans pledged as collateral were $1.3 billion at September 30, 2025 and $1.6 billion at December 31, 2024. There were no securities available-for-sale pledged as collateral at September 30, 2025 or December 31, 2024.
At September 30, 2025, funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25% of the Company’s assets or approximately $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $544.0 million. The Company had the capacity to borrow up to an additional $735.3 million from the FHLB at December 31, 2024. At September 30, 2025 and at December 31, 2024, the Company had $30.0 million unsecured facilities with three other correspondent financial institutions, as well as, a $45.0 million fully secured facility with one other correspondent financial institution. The Company did not have outstanding borrowings on these facilities as of September 30, 2025 or December 31, 2024. The Company also has access to the institutional certificate of deposit (“CD”) and brokered deposit markets.
The following table represents the balance of FHLB borrowings, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
FHLB Borrowings	$175,500	$70,000
Weighted Average Interest Rate	4.12%	4.02%
FHLB Availability	$544,021	$735,294
The following table represents the balance of federal funds purchased, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Federal Funds Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$75,000	$75,000
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to September 30, 2025 and thereafter are as follows:

(Dollars in Thousands)	Balance	Weighted Average Rate
1 year	$135,500	4.21%
2 years	20,000	3.83%
3 years	20,000	3.82%
4 years	—	— %
5 years	—	— %
Thereafter	—	— %
Total FHLB Borrowings	$175,500	4.12%

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit, which amounted to $782.6 million at September 30, 2025 and $833.6 million at December 31, 2024, represent agreements to lend to customers with fixed expiration dates or other termination clauses. The Company

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
provides lines of credit to our clients to finance the completion of construction projects and revolving lines of credit to operating companies to finance their working capital needs. Lines of credit for construction projects represented $449.4 million, or 57.4%, and $445.3 million, or 53.4%, of the commitments to extend credit at September 30, 2025 and December 31, 2024, respectively. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Company had outstanding letters of credit totaling $17.4 million at September 30, 2025 and $16.7 million at December 31, 2024.

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Commitments to Extend Credit	$782,646	$833,594
Standby and Performance Letter of Credit	17,391	16,657
Total	$800,037	$850,251
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
The following table presents activity in the life-of-loss reserve for unfunded loan commitments as of and for the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$2,737	$2,914	$3,186	$3,193
Provision (Recovery) for Unfunded Commitments	335	191	(114)	(88)
Balance at end of period	$3,072	$3,105	$3,072	$3,105
Amounts are added to or subtracted from the reserve for unfunded commitments through a credit or charge to current earnings in the provision (recovery) for unfunded commitments. The reserve for unfunded commitments fluctuates primarily based upon levels of construction commitments in the comparative periods.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME
The following tables present the change in components of other comprehensive income for the periods presented, net of tax effects:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in Thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount

Net Unrealized Gains Arising during the Period	$7,968	$(1,771)	$6,197	$23,615	$(5,147)	$18,468
Other Comprehensive Income	$7,968	$(1,771)	$6,197	$23,615	$(5,147)	$18,468

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in Thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net Unrealized Gains Arising during the Period	$20,910	$(4,582)	$16,328	$23,279	$(5,117)	$18,162
Reclassification Adjustment for Gains included in Net Income	—	—	—	(36)	8	(28)
Other Comprehensive Income	$20,910	$(4,582)	$16,328	$23,243	$(5,109)	$18,134
NOTE 12 - PROVISION FOR INCOME TAXES
The following is a reconciliation of the differences between income tax provision and the amount computed by applying the statutory federal income tax rate to income before taxes for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Federal Income Tax at Statutory Rate	$1,502	21.0	$1,476	21.0	$6,073	21.0	$4,239	21.0
State Income Tax, net of Federal Benefit	160	2.2	98	1.4	551	1.9	383	1.9
Tax-exempt Interest, net of Disallowance	(109)	(1.5)	(125)	(1.8)	(340)	(1.2)	(393)	(2.0)
Federal Tax Credits, net of Basis Reduction	(157)	(2.2)	(192)	(2.7)	(466)	(1.6)	(504)	(2.5)
Tax Credit Investment Amortization, net of Federal Benefit	129	1.8	22	0.3	385	1.3	280	1.4
Change in Valuation Allowance	(6)	(0.1)	(11)	(0.2)	20	0.1	(2)	—
Income from Bank Owned Life Insurance	(75)	(1.0)	(78)	(1.1)	(613)	(2.1)	(228)	(1.1)
Interim Period Effective Tax Rate Adjustment	(114)	(1.6)	33	0.5	40	0.2	(84)	(0.4)
Other	405	5.7	176	2.5	386	1.3	252	1.2
Income Tax Provision and Effective Income Tax Rate	$1,735	24.3	$1,399	19.9	$6,036	20.9	$3,943	19.5
The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, tax-exempt income from bank owned life insurance (“BOLI”), and tax benefits resulting from certain partnership investments.
During the nine months ended September 30, 2025, tax-exempt bank owned life insurance income increased primarily due to a $1.9 million tax-free BOLI death benefit recorded in the first quarter of 2025. In addition, the increase in Other primarily related to a $1.2 million taxable gain on a surrender of BOLI policies and a resulting $0.1 million Modified Endowment Contract (“MEC”) penalty.
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the historic tax credits (“HTC”) program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of September 30, 2025 and December 31, 2024, the Company recognized $0.6 million and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
$1.1 million, respectively, in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
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
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of September 30, 2025 and September 30, 2024, the Company has not recognized any non-income-tax-related activity from its HTC investments.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Company is currently evaluating the impact on future periods.
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
During the three and nine months ended September 30, 2025, the Company repurchased 262,269 and 809,601 shares of its common stock at a total cost of $4.9 million and $14.0 million, respectively, and at a weighted average cost per share of $18.70 and $17.35, respectively.
NOTE 14 - SEGMENT REPORTING
The Company is a holding company and the parent company to the Bank and conducts its business solely through the Bank. As a state-chartered commercial bank, the Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to customers. The Company operates through a single operating and reporting segment, Community Banking that offers services which include accepting a full range of deposit products and originating commercial and consumer loans. All financial information is reported on a consolidated basis and is evaluated regularly by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance. The CODM uses the consolidated net income to benchmark the Company against it competitors. The benchmarking analysis in conjunction with monitoring of actual to budget results are used in assessment of performance and in establishing compensation. Loans, investments and deposits provide the revenues, net in the community bank’s operation. Interest expense, provision (recovery) for credit losses and salaries and benefits provide the significant expenses in the community bank’s operation. The results of operations for the Company’s single reporting segment are shown within the Consolidated Statements of Income and Consolidated Balance Sheets.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Carter Bankshares, Inc., its operations, and its present business environment, and its consolidated results of operations and financial condition and highlights material changes in its financial condition and results of operations as of and for the three and nine month periods ended September 30, 2025 and September 30, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, The Company’s Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
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
These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Although we believe the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Actual results may differ significantly from those expressed in or implied by these forward-looking statements. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements including, but not limited to the effects of:
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•general economic or business conditions, including unemployment levels, supply chain disruptions, slowdowns in economic growth and government shutdowns;
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
Explanation of Use of Non-GAAP Financial Measures
In addition to the results of operations presented in accordance with generally accepted accounting principles in the United States (“GAAP”), our management uses, and this quarterly report contains or references, interest and dividend income, yield on interest earning assets, net interest income and net interest margin on a fully taxable equivalent, (“FTE”) basis, which are non-GAAP financial measures. This quarterly report and the accompanying tables discuss financial measures that we believe are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results from period-to-period in a meaningful manner. Management also believes these measures provide information useful to investors in understanding the Company’s underlying business, operational performance and performance trends as these measures facilitate comparisons with the performance of other companies in the financial services industry. The Company believes the presentation of interest and dividend income, yield on interest earning assets, net interest income and net interest margin on an FTE basis ensures the comparability of interest and dividend income, yield on interest earning assets, net interest income and net interest margin arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest and dividend income (GAAP) per the Consolidated Statements of Income is reconciled to interest and dividend income adjusted on an FTE basis, yield on interest earning assets (GAAP) is reconciled to yield on interest earning assets adjusted on an FTE basis, net interest income (GAAP) is reconciled to net interest income adjusted on an FTE basis and net interest margin (GAAP) is reconciled to net interest margin adjusted on an FTE basis in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A.
Although management believes that these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered as an alternative to GAAP or considered to be more relevant than financial results determined in accordance with GAAP, nor are they necessarily comparable with similar non-GAAP measures that may be presented by other companies. Investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
condition of the Company. Non-GAAP measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company’s results or financial condition as reported under GAAP.

Critical Accounting Estimates
The Company’s critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2025 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in its Annual Report on Form 10-K for the year ended December 31, 2024 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a financial holding company, as of October 27, 2025, headquartered in Martinsville, Virginia with assets of $4.8 billion at September 30, 2025. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 64 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail, and commercial banking products and insurance. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company’s financial results continue to be significantly impacted by the single large credit relationship that the Company placed on nonaccrual status during the second quarter of 2023, which has an aggregate principal balance of $228.6 million as of September 30, 2025. Since placement of these loans, now reduced to judgments, on nonaccrual status during the second quarter of 2023, interest income has been negatively impacted by $6.5 million and $8.8 million during the three months ended September 30, 2025 and 2024, respectively, and by $20.0 million and $27.2 million during the nine months ended September 30, 2025 and 2024, respectively, or by $85.2 million in the aggregate.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended September 30, 2025
•Net interest income increased $4.9 million, or 17.1%, to $33.7 million for the three months ended September 30, 2025 compared to $28.8 million for the same period in 2024;
•The provision (recovery) for credit losses was an expense of $2.9 million for the three months ended September 30, 2025, compared to a recovery for credit losses of $(0.4) million during the same period in 2024;
•Total noninterest income decreased $0.1 million to $5.4 million for the three months ended September 30, 2025 compared to the same period in 2024;
•Total noninterest expense increased $1.3 million to $28.7 million for the three months ended September 30, 2025 compared to the same period in 2024; and
•Provision for income taxes increased $0.3 million to $1.7 million for the three months ended September 30, 2025 compared to the same period in 2024.
Highlights for the Nine Months Ended September 30, 2025
◦Net interest income increased $10.9 million, or 12.8%, to $96.2 million for the nine months ended September 30, 2025 compared to $85.3 million for the same period in 2024;
◦The provision (recovery) for credit losses was a recovery of $(1.5) million for the nine months ended September 30, 2025, compared to a provision for credit losses of $0.1 million for the same period in 2024;
◦Total noninterest income increased $1.2 million to $17.2 million for the nine months ended September 30, 2025 compared to the same period in 2024;
◦Total noninterest expense increased $4.9 million to $86.1 million for the nine months ended September 30, 2025 compared to the same period in 2024; and
◦Provision for income taxes increased $2.1 million to $6.0 million for the nine months ended September 30, 2025 compared to the same period in 2024.
Balance Sheet Highlights (period-end balances, September 30, 2025 compared to December 31, 2024)
•The available-for-sale securities portfolio increased $9.5 million and is currently 15.0% of total assets compared to 15.4% of total assets;
•Total portfolio loans increased $210.8 million, or 7.8%, on an annualized basis, due to loan growth during the nine months ended September 30, 2025;
•The portfolio loans to deposit ratio was 91.1%, compared to 87.3%;
•At September 30, 2025, nonperforming loans decreased by $0.7 million to $258.6 million compared to December 31, 2024. Nonperforming loans as a percentage of total portfolio loans were 6.74% compared to 7.15%;

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 1.92% compared to 2.09%. The ACL on portfolio loans totaled $73.8 million at September 30, 2025, compared to $75.6 million at December 31, 2024;
•Total deposits increased $56.9 million, or 1.8%, on an annualized basis, to $4.2 billion at September 30, 2025, compared to December 31, 2024; and
•FHLB borrowings increased $105.5 million to $175.5 million at September 30, 2025 compared to $70.0 million at December 31, 2024.
The Company reported net income of $5.4 million, or $0.24 diluted earnings per share, and $22.9 million, or $1.00 diluted earnings per share for the three and nine months ended September 30, 2025, respectively, compared to net income of $5.6 million, or $0.24 diluted earnings per share, and $16.2 million, or $0.70 diluted earnings per share, for the three and nine months ended September 30, 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
PERFORMANCE RATIOS	2025	2024	2025	2024
Return on Average Assets	0.45%	0.49%	0.64%	0.48%
Return on Average Shareholders' Equity	5.24%	5.99%	7.61%	5.99%
Portfolio Loans to Deposit Ratio	91.10%	88.02%	91.10%	88.02%
Allowance for Credit Losses to Total Portfolio Loans	1.92%	2.25%	1.92%	2.25%
Nonperforming Loans to Total Portfolio Loans	6.74%	8.00%	6.74%	8.00%
Net Interest Income
Our principal source of revenue is net interest income. Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the average balances of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates and spreads. The level and mix of interest-earning assets and interest-bearing liabilities is managed by our Asset and Liability Committee (“ALCO”), in order to mitigate interest rate and liquidity risks of the balance sheet. A variety of ALCO strategies are implemented, within prescribed ALCO risk parameters, to produce what the Company believes is an acceptable level of net interest income.
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

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and Dividend Income (GAAP)	$59,170	$56,595	$172,924	$165,227
Tax Equivalent Adjustment	163	190	512	593
Interest and Dividend Income (FTE) (Non-GAAP)	$59,333	$56,785	$173,436	$165,820
Average Earning Assets	4,680,668	4,447,455	4,623,599	4,437,886
Yield on Interest-earning Assets (GAAP)	5.02%	5.06%	5.00%	4.97%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.03%	5.08%	5.02%	4.99%

Net Interest Income (GAAP)	$33,719	$28,798	$96,216	$85,309
Tax Equivalent Adjustment	163	190	512	593
Net Interest Income (FTE) (Non-GAAP)	$33,882	$28,988	$96,728	$85,902
Average Earning Assets	4,680,668	4,447,455	4,623,599	4,437,886
Net Interest Margin (GAAP)	2.86%	2.58%	2.78%	2.57%
Net Interest Margin (FTE) (Non-GAAP)	2.87%	2.59%	2.80%	2.59%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table provides information regarding the average balances, interest and rates earned on interest-earning assets and the average balances, interest and rates paid on interest-bearing liabilities for the periods presented:

(Dollars in Thousands)	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$64,407	$720	4.44%	$43,817	$597	5.42%
Tax-Free Investment Securities[2]	11,583	84	2.88%	11,740	84	2.85%
Taxable Investment Securities	802,184	6,672	3.30%	815,885	7,266	3.54%
Total Securities	813,767	6,756	3.29%	827,625	7,350	3.53%
Tax-Free Loans[1,2]	84,366	695	3.27%	99,810	815	3.25%
Taxable Loans[1]	3,709,172	51,018	5.46%	3,464,899	47,813	5.49%
Total Loans	3,793,538	51,713	5.41%	3,564,709	48,628	5.43%
Federal Home Loan Bank Stock	8,956	144	6.38%	11,304	210	7.39%
Total Interest-Earning Assets	4,680,668	$59,333	5.03%	4,447,455	$56,785	5.08%
Noninterest Earning Assets	123,748			108,760
Total Assets	$4,804,416			$4,556,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$809,318	$3,509	1.72%	$604,630	$2,838	1.87%
Money Market	554,903	3,614	2.58%	502,008	4,012	3.18%
Savings	341,123	141	0.16%	386,698	153	0.16%
Certificates of Deposit	1,899,939	16,761	3.50%	1,835,329	18,515	4.01%
Total Interest-Bearing Deposits	3,605,283	24,025	2.64%	3,328,665	25,518	3.05%
FHLB Borrowings	119,870	1,284	4.25%	171,424	2,143	4.97%
Other Borrowings	11,145	142	5.05%	10,070	136	5.37%
Total Borrowings	131,015	1,426	4.32%	181,494	2,279	5.00%
Total Interest-Bearing Liabilities	3,736,298	25,451	2.70%	3,510,159	27,797	3.15%
Noninterest-Bearing Liabilities	658,178			672,208
Shareholders' Equity	409,940			373,848
Total Liabilities and Shareholders' Equity	$4,804,416			$4,556,215
Net Interest Income[2]		$33,882			$28,988
Net Interest Margin[2]			2.87%			2.59%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

(Dollars in Thousands)	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$63,256	$2,111	4.46%	$33,049	$1,352	5.46%
Tax-Free Investment Securities[2]	11,622	253	2.91%	11,779	255	2.89%
Taxable Investment Securities	809,533	20,123	3.32%	836,993	22,730	3.63%
Total Securities	821,155	20,376	3.32%	848,772	22,985	3.62%
Tax-Free Loans[1,2]	89,036	2,188	3.29%	105,569	2,566	3.25%
Taxable Loans[1]	3,642,182	148,365	5.45%	3,434,407	138,025	5.37%
Total Loans	3,731,218	150,553	5.39%	3,539,976	140,591	5.31%
Federal Home Loan Bank Stock	7,970	396	6.64%	16,089	892	7.41%
Total Interest-Earning Assets	4,623,599	$173,436	5.02%	4,437,886	$165,820	4.99%
Noninterest Earning Assets	123,946			97,235
Total Assets	$4,747,545			$4,535,121

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$786,890	$10,556	1.79%	$544,680	$5,639	1.38%
Money Market	539,018	10,443	2.59%	512,539	11,934	3.11%
Savings	347,985	383	0.15%	412,549	435	0.14%
Certificates of Deposit	1,901,140	51,725	3.64%	1,734,538	50,950	3.92%
Total Interest-Bearing Deposits	3,575,033	73,107	2.73%	3,204,306	68,958	2.87%
FHLB Borrowings	99,668	3,172	4.26%	273,413	10,637	5.20%
Other Borrowings	10,761	429	5.33%	8,749	323	4.93%
Total Borrowings	110,429	3,601	4.36%	282,162	10,960	5.19%
Total Interest-Bearing Liabilities	3,685,462	76,708	2.78%	3,486,468	79,918	3.06%
Noninterest-Bearing Liabilities	660,253			686,560
Shareholders' Equity	401,830			362,093
Total Liabilities and Shareholders' Equity	$4,747,545			$4,535,121
Net Interest Income[2]		$96,728			$85,902
Net Interest Margin[2]			2.80%			2.59%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
Net interest income (GAAP) increased $4.9 million, or 17.1% and $10.9 million, or 12.8% for the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively. Net interest income, on an FTE basis (non-GAAP), increased $4.9 million, or 16.9%, and $10.8 million, or 12.6% for the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively. Net interest margin (GAAP) increased 28 basis points and 21 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Net interest margin, on an FTE basis (non-GAAP), also increased 28 basis points and 21 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024. The increases were driven by a five basis point decrease in the yields on average earning assets during the three month period, a three basis point increase in yields on average earnings assets for the nine month period, and declines in funding costs of 45 and 28 basis points for the three and nine months ended September 30, 2025 compared to the same periods in 2024. For the three and nine months ended September 30, 2025, lower interest-bearing funding costs were positively impacted by the Federal Reserve’s reduction of short-term interest rates by 25 basis points during the third quarter of 2025, as well as by cumulative reductions of 100 basis points implemented between September 2024 to December 2024. During the nine months ended September 30, 2025, $1.4 billion of CDs matured and repriced from an average rate of 4.22% to an average rate of 3.50%.
Interest and dividend income (GAAP) increased $2.6 million and $7.7 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Interest and dividend income, on an FTE basis (non-GAAP), increased $2.5 million and $7.6 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily resulting from average loan growth of $228.8 million and $191.2 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively. Average interest-earning assets increased primarily due to growth in average loans and increases of $20.6 million and $30.2 million in average interest-bearing

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
deposits with banks during the three and nine months ended September 30, 2025, respectively, partially offset by decreases of $13.9 million and $27.6 million in average investment securities and decreases of $2.3 million and $8.1 million in average FHLB stock for the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively.
The change in average investment securities and average loans is the result of active balance sheet management to deploy the proceeds from securities maturities and principal curtailments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. The portfolio has been diversified as to bond types, maturities, and interest rate structures. As of September 30, 2025, the securities portfolio was comprised of 39.7% variable rate securities with approximately 90.4% that will reprice at least once over the next 12 months. We believe having a balanced mix of floating and fixed rate securities is an important strategy during any economic cycle. The two structures behave differently when interest rates change, therefore providing a hedge. In times of rising interest rates, fixed rate bond market prices generally fall, which can result in unrealized losses, while floating rate bonds generally increase in yield and hold constant market prices. In times of falling interest rates, fixed rate bond market prices generally increase, which can result in unrealized gains, while floating rate bonds generally decrease in yield and hold constant on market price. The bank considers short- and intermediate-term interest rates, and the likelihood of directional change, to fine tune its weighting between the two structures.
Interest expense decreased $2.3 million and $3.2 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024. Average interest-bearing deposits increased $276.6 million and $370.7 million, of which $196.1 million was brokered deposits, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Average borrowings decreased $50.5 million and $171.7 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to increased deposit balances. Overall, the cost of interest-bearing liabilities decreased 45 and 28 basis points for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
Our balance sheet is currently exhibiting characteristics of a slightly liability sensitive position due to the short-term nature of our deposit portfolio and FHLB borrowings. Specifically, 68.6% of our CD portfolio and 77.2% of our outstanding FHLB borrowings will mature and reprice over the next twelve months. This strategy gives us flexibility to manage the structure and pricing of our deposit and borrowing portfolios to reduce future funding costs should the Federal Open Market Committee (“FOMC”) continue cutting short-term rates in the future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
(Dollars in Thousands)	Volume[3]	Rate	Increase/ (Decrease)	Volume[3]	Rate	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$245	$(122)	$123	$1,047	$(288)	$759
Tax-free Investment Securities[2]	(1)	1	—	(3)	1	(2)
Taxable Investment Securities	(120)	(474)	(594)	(728)	(1,879)	(2,607)
Total Securities	(121)	(473)	(594)	(731)	(1,878)	(2,609)
Tax-free Loans1 2	(127)	7	(120)	(406)	28	(378)
Taxable Loans[1]	3,361	(156)	3,205	8,443	1,897	10,340
Total Loans	3,234	(149)	3,085	8,037	1,925	9,962
Federal Home Loan Bank Stock	(40)	(26)	(66)	(411)	(85)	(496)
Total Interest-Earning Assets	$3,318	$(770)	$2,548	$7,942	$(326)	$7,616

Interest Paid on:
Interest-Bearing Demand	$901	$(230)	$671	$2,953	$1,964	$4,917
Money Market	395	(793)	(398)	593	(2,084)	(1,491)
Savings	(19)	7	(12)	(70)	18	(52)
Certificates of Deposit	634	(2,388)	(1,754)	4,690	(3,915)	775
Total Interest-Bearing Deposits	1,911	(3,404)	(1,493)	8,166	(4,017)	4,149
Federal Home Loan Bank Borrowings	(581)	(278)	(859)	(5,803)	(1,662)	(7,465)
Federal Funds Purchased	—	—	—	—	—	—
Other Borrowings	14	(8)	6	78	28	106
Total Borrowings	(567)	(286)	(853)	(5,725)	(1,634)	(7,359)
Total Interest-Bearing Liabilities	$1,344	$(3,690)	$(2,346)	$2,441	$(5,651)	$(3,210)
Change in Net Interest Margin	$1,974	$2,920	$4,894	$5,501	$5,325	$10,826
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
3 Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
Provision (Recovery) for Credit Losses
The Company recognizes provision (recovery) for credit losses based on the difference between the existing balance of ACL reserves and the ACL reserve balance necessary to adequately absorb expected credit losses associated with the Company’s financial instruments. Similarly, the Company recognizes provision (recovery) for unfunded commitments based on the difference between the existing balance of reserves for unfunded commitments and the reserve balance for unfunded commitments necessary to adequately absorb expected credit losses associated with those commitments. Provision (recovery) for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents information regarding the provision (recovery) for credit losses and net charge-offs for the periods presented:

(Dollars in Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Provision (Recovery) for Credit Losses	$2,896	$(432)	$3,328	$(1,459)	$75	$(1,534)
Provision (Recovery) for Unfunded Commitments	335	191	144	(114)	(88)	(26)
Total Provision (Recovery) for Credit Losses on Loans	3,231	(241)	3,472	(1,573)	(13)	(1,560)
Provision for Securities	—	—	—	—	—	—
Total Provision (Recovery) for Credit Losses	$3,231	$(241)	$3,472	$(1,573)	$(13)	$(1,560)

Net Loan Charge-offs	$157	$15,345	$(15,188)	$379	$16,218	$(15,839)
Net Loan Charge-offs (annualized) / Average Portfolio Loans	0.02%	1.71%		0.01%	0.61%
The provision (recovery) for credit losses was an expense of $2.9 million and a recovery of $(1.5) million for the three and nine months ended September 30, 2025, respectively, compared to a recovery for credit losses of $(432) thousand and an expense of $75 thousand for the same periods in 2024, respectively. The changes compared to the same periods in 2024 were primarily driven by $3.8 million in general reserves established for higher new loan volume during the third quarter of 2025, along with the establishment of a $1.2 million specific reserve on an existing CRE relationship that has been in nonaccrual status since the first quarter of 2025 as a result of an updated appraisal. The increases were partially offset by a reduction in the Other segment reserve, resulting from a lower reserve rate from 13.13% at September 30, 2024 to 9.49% at September 30, 2025, offset by lower curtailment payments during the three and nine months ended September 30, 2025 compared to the same periods in 2024.
The provision (recovery) for unfunded commitments was an expense of $335 thousand and a recovery of $(114) thousand for the three and nine months ended September 30, 2025, respectively, compared to an expense of $191 thousand and a recovery of $(88) thousand for the same periods in 2024, respectively. The changes compared to the same periods in 2024 were primarily due to increased unfunded commitments in construction loans.
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
See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Noninterest Income

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Gains on Sales of Securities, net	$—	$—	$—	—%	$—	$36	$(36)	(100.0)%
Service Charges, Commissions and Fees	1,860	1,820	40	2.2%	5,499	5,547	(48)	(0.9)%
Debit Card Interchange Fees	1,942	1,907	35	1.8%	5,988	5,926	62	1.0%
Insurance Commissions	1,004	1,063	(59)	(5.6)%	2,062	2,611	(549)	(21.0)%
Bank Owned Life Insurance Income	357	375	(18)	(4.8)%	1,055	1,088	(33)	(3.0)%
Other	207	257	(50)	(19.5)%	2,575	792	1,783	225.1%
Total Noninterest Income	$5,370	$5,422	$(52)	(1.0)%	$17,179	$16,000	$1,179	7.4%

Total noninterest income decreased slightly by $0.1 million for the three months ended September 30, 2025, but increased by $1.2 million, or 7.4%, for the nine months ended September 30, 2025, compared to the same periods in 2024. Insurance commission income declined for both the three and nine month periods due to lower activity compared to the same periods in

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
2024. The most significant increase compared to the nine months ended September 30, 2024 was the $1.8 million increase in other noninterest income, primarily driven by a $1.9 million gain on a BOLI death benefit recorded in the first quarter of 2025.
Noninterest Expense

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and Employee Benefits	$14,023	$14,603	$(580)	(4.0)%	$41,762	$43,019	$(1,257)	(2.9)%
Occupancy Expense, net	4,582	3,944	638	16.2%	13,284	11,485	1,799	15.7%
FDIC Insurance Expense	1,450	1,529	(79)	(5.2)%	4,316	4,782	(466)	(9.7)%
Other Taxes	867	878	(11)	(1.3)%	2,736	2,680	56	2.1%
Advertising Expense	669	585	84	14.4%	2,288	1,470	818	55.6%
Telephone Expense	312	324	(12)	(3.7)%	923	1,083	(160)	(14.8)%
Professional and Legal Fees	1,852	1,193	659	55.2%	5,003	4,248	755	17.8%
Data Processing	1,367	1,337	30	2.2%	4,206	3,462	744	21.5%
Debit Card Expense	959	889	70	7.9%	2,942	2,453	489	19.9%
Other	2,623	2,151	472	21.9%	8,590	6,454	2,136	33.1%
Total Noninterest Expense	$28,704	$27,433	$1,271	4.6%	$86,050	$81,136	$4,914	6.1%
For the three and nine months ended September 30, 2025, total noninterest expense increased $1.3 million and $4.9 million compared to the same periods in 2024. The increase for the three months ended September 30, 2025 was primarily driven by higher professional and legal fees of $0.7 million, occupancy expenses, net, of $0.6 million, and other noninterest expenses of $0.5 million, partially offset by a $0.6 million decrease in salaries and employee benefits compared to the same period in 2024. The increase in professional and legal fees was driven by costs associated with the Branch Purchase. Additionally, occupancy expenses, net, increased due to higher software and maintenance costs, as well as increased depreciation expense related to the Branch Purchase. The increase in other noninterest expense primarily related to activity on four other real estate owned (“OREO”) branch properties of $0.4 million. While base salaries increased during the three months ended September 30, 2025, total salary expenses decreased due to higher salary cost deferrals associated with higher loan growth, which reduced the amount of salary expense recognized in the third quarter.
The increase in noninterest expense during the nine months ended September 30, 2025, compared to the same period in 2024 was primarily driven by the following increases: other noninterest expenses of $2.1 million, occupancy expenses, net, of $1.8 million, advertising expenses of $0.8 million, professional and legal fees of $0.8 million, data processing expenses of $0.7 million, and debit card expenses of $0.5 million, partially offset by lower salaries and employee benefits of $1.3 million and FDIC insurance expenses of $0.5 million.
The increases in other noninterest expense was due primarily due to activity on four OREO branch properties, as previously discussed, and $0.5 million in 1035 exchange fees, as a result of the early surrender and transfer to new carriers of the Company’s BOLI policies, both of which were recorded in the second quarter of 2025. As discussed above, the increase in occupancy expense, net, for the nine months ended September 30, 2025 was primarily due to additional software and maintenance expenses and higher depreciation expense. The increase in advertising expenses primarily related to contributions made during the first quarter of 2025, as well as additional expenses incurred during the first nine months of 2025 related to the launching of the new brand refresh that commenced in the fourth quarter of 2024. Similar to the variance above, the increase in professional and legal fees was driven by costs associated with the Branch Purchase, as well as various consulting expenses primarily due to project management. The increase in data processing expenses related primarily to general inflationary cost increases for existing and new service agreements in the beginning of the year. Debit card expenses increased during the period primarily due to higher credit card billing fees and elevated debit card fraud losses. As discussed previously, while base salaries increased during the nine months ended September 30, 2025, total salary expenses decreased due to higher salary cost deferrals of $5.0 million associated with higher loan growth, which reduced the amount of salary expense recognized in the nine months ended September 30, 2025. The decrease in FDIC insurance expense was primarily due to the curtailment payments which have reduced the outstanding balance of the aforementioned large nonperforming credit relationship from $301.9 million at September 30, 2024 to $228.6 million at September 30, 2025, which is a component used to determine the assessment.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes increased $0.3 million and $2.1 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively. Pre-tax income increased $0.1 million and $8.7 million for the three and nine months ended September 30, 2025 compared to the same periods in 2024, respectively. The effective tax rate was 24.3% and 20.9% for the three and nine months ended September 30, 2025 compared to 19.9% and 19.5% for the same periods in 2024.
The increase in the effective tax rate for the three and nine months ended September 30, 2025 compared to the same period in 2024 was primarily related to a $1.2 million taxable gain on a surrender of BOLI policies and a related $0.1 million Modified Endowment Contract (“MEC”) penalty. Refer to Note 12, Provision for Income Taxes, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the surrender of BOLI policies and related MEC penalty. The increase in the effective tax rate for the nine months ended September 30, 2025 compared to the same period in 2024 also included an increase in pre-tax income, which was largely driven by a $10.9 million increase net interest income and a $1.9 million tax-exempt gain for a BOLI death benefit, partially offset by a $4.9 million increase in noninterest expense.
The Company ordinarily generates an annual effective tax rate that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest income, tax credit projects and BOLI.
Financial Condition
September 30, 2025
Total assets increased $180.9 million, to $4.8 billion at September 30, 2025 compared to December 31, 2024. Total portfolio loans increased $210.8 million, or 7.8%, on an annualized basis, at September 30, 2025 compared to December 31, 2024, due to growth in the commercial real estate (“CRE”), residential mortgage, construction and other consumer portfolios, partially offset by the aforementioned curtailment payments in the Other segment and a decrease in the commercial and industrial loan (“C&I”) portfolio. The available-for-sale securities portfolio increased $9.5 million and is currently 15.0% of total assets at September 30, 2025 compared to 15.4% of total assets at December 31, 2024. The increase is due to new security purchases and the positive change in unrealized losses, partially offset by normal paydowns, amortizations and calls during the first nine months of 2025.
During the nine months ended September 30, 2025, the Company initiated a 1035 exchange of $20.7 million in BOLI in order to transfer the proceeds to new insurance carriers and take advantage of enhanced credit ratings and better yields due to improving BOLI markets. The exchange was an opportunity to retire below market yielding BOLI assets and reinvest the proceeds from the exchange into higher yielding BOLI related assets on the balance sheet.
Total deposits increased $56.9 million to $4.2 billion at September 30, 2025 compared to December 31, 2024. Total deposits included $55.9 million related to the Branch Purchase that the Company completed during the second quarter of 2025. Deposits increased due to growth in interest-bearing demand accounts and money market accounts, partially offset by decreases in noninterest-bearing demand accounts, savings accounts and CDs. FHLB borrowings increased $105.5 million at September 30, 2025 compared to December 31, 2024 due to loan growth. The Company had no outstanding federal funds purchased at September 30, 2025 and December 31, 2024.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Securities
The following table presents the composition of available-for-sale securities at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024	$ Change
U.S. Government Agency Securities	$21,100	$26,950	$(5,850)
Residential Mortgage-Backed Securities	96,176	96,153	23
Commercial Mortgage-Backed Securities	23,393	21,587	1,806
Other Commercial Mortgage-Backed Securities	26,274	21,970	4,304
Asset Backed Securities	97,812	118,521	(20,709)
Collateralized Mortgage Obligations	166,798	148,588	18,210
States and Political Subdivisions	232,746	221,181	11,565
Corporate Notes	63,604	63,450	154
Total	$727,903	$718,400	$9,503
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
The securities portfolio increased $9.5 million at September 30, 2025 compared to December 31, 2024, primarily due to purchases and changes in market values driven by fluctuations in intermediate treasury yields. During the nine months ended September 30, 2025, there were new security purchases totaling $58.6 million and a positive change in unrealized losses of $23.6 million, partially offset by normal paydowns, amortization and calls of $72.7 million during the first nine months of 2025. Securities comprised 15.0% of total assets at September 30, 2025 compared to 15.4% at December 31, 2024. As of September 30, 2025, the securities portfolio was comprised of 39.7% variable rate securities with approximately 90.4% that will reprice at least once over the next 12 months.
At September 30, 2025, total gross unrealized gains in the available-for-sale portfolio were $0.4 million, offset by $59.1 million of gross unrealized losses. At December 31, 2024, total gross unrealized gains in the available-for-sale portfolio were $0.1 million, offset by $82.4 million of gross unrealized losses.
The unrealized losses on debt securities are believed to be temporary primarily because these unrealized losses are due to reductions in market value caused by upward movement in interest rates since the securities purchase (as applicable), and not related to the credit quality of these securities. Our portfolio consists of 45.9% of securities issued by United States government sponsored entities and carry an implicit government guarantee. States and political subdivisions comprise 32.0% of the portfolio and are largely general obligations or essential purpose revenue bonds, which have performed very well historically over all business cycles, and are rated AA and AAA. We have the ability to hold these securities to maturity and expect full recovery of the amortized cost. We may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
The Company’s investment securities with intermediate and long-term maturities were the largest driver of these gross unrealized losses, as the market values of these securities are significantly impacted by the Treasury yield curve for similar durations (i.e., 5- and 10-year Treasury securities). This portion of the Treasury yield curve has moved lower over the past nine months, driving unrealized losses on outstanding securities lower. Changes in short-term interest rates can affect the yield on floating rate securities. Yields on floating rate securities will fall as the Federal Reserve Board lowers short-term rates. Changes in intermediate and long-term interest rates, which are market driven, affect the market value of fixed rate securities with similar maturities. The Company expects that market values on the Bank’s intermediate and long-term maturity holdings will continue to fluctuate in large part driven by treasury yield changes.
At September 30, 2025 the 5-year and 10-year U.S. Treasury yields were 3.74% and 4.16%, respectively. At December 31, 2024, those same bond yields were 4.38% and 4.58%, respectively. Therefore, these decreases of 64 basis points and 42 basis points, respectively in the intermediate part of the yield curve largely caused the reduction in unrealized losses for the first nine

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
months of 2025. The effects were generally greater for longer maturity bonds, such as municipal bonds. Conversely, floating rate bonds largely held consistent values, as those interest rates adjust in line with Federal Reserve interest rate changes.
Should the impairment of any of these securities become credit related, the impairment will be recognized by establishing an ACL through provision (recovery) for credit losses in the period the credit related impairment is identified, while any non-credit loss will be recognized in accumulated other comprehensive loss, net of applicable taxes. At September 30, 2025 and December 31, 2024, the Company had no credit related impairment.
The Basel rules permit most banking organizations to retain, through a one-time election, existing treatment for accumulated other comprehensive loss, which currently does not affect regulatory capital. The Company elected to retain this treatment which reduces the volatility of regulatory capital levels.
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Commercial
Commercial Real Estate	$2,063,181	$1,869,831
Commercial and Industrial	218,038	230,483
Total Commercial Loans	2,281,219	2,100,314
Consumer
Residential Mortgages	826,944	777,471
Other Consumer	29,077	28,908
Total Consumer Loans	856,021	806,379
Construction	466,701	462,930
Other	231,712	255,203
Total Portfolio Loans	3,835,653	3,624,826
Loans Held-for-Sale	478	—
Total Loans	$3,836,131	$3,624,826
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
Total portfolio loans increased $210.8 million, or 7.8% on an annualized basis, at September 30, 2025 compared to December 31, 2024 with production due to growth in the CRE, residential mortgage, construction and other consumer portfolios, partially offset by declines in the Other segment due to $23.4 million curtailment payments made during the nine months ended September 30, 2025 and a decline in the C&I portfolio. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant concentrations. At September 30, 2025, the loan portfolio was comprised of 24.2% floating rates which reprice monthly, 38.1% variable rates that reprice at least once during the life of the loan and the remaining 37.7% are fixed rate loans. The Company continues to carefully monitor the loan portfolio during 2025, including in light of market conditions that impact our borrowers and the interest rate environment.
Total CRE represented 53.8% of total portfolio loans at September 30, 2025 compared to 51.6% at December 31, 2024. The collateral for the Company’s CRE loans are geographically concentrated predominantly in North Carolina, Virginia, South Carolina, West Virginia and Georgia and within the retail/restaurant, warehouse, hospitality, multifamily, and office industries.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents the Company's CRE loan portfolio breakout by collateral type, loan amounts for each collateral type included in special mention and substandard and the related percentages by segment to the collateral types at the dates presented:

	September 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$488,090	$116	$—	$48,129	$—	$536,335	$7	19.7%
Warehouse	439,616	—	—	47,089	—	486,705	9,576	17.9%
Hospitality	271,913	—	—	42,001	51,552	365,466	51,552	13.4%
Multifamily	347,065	—	—	113,430	—	460,495	5,121	16.9%
Office	217,079	—	—	6,440	508	224,027	15,087	8.2%
Land	624	—	—	105,354	42,125	148,103	42,168	5.4%
Single Family	32,257	—	60,390	15,995	13,367	122,009	13,463	4.5%
Country Club	3,358	—	—	—	45,002	48,360	45,002	1.8%
Long-term Care	59,512	—	—	25,990	—	85,502	—	3.1%
Other	207,286	81	—	41,575	—	248,942	—	9.1%
Total	$2,066,800	$197	$60,390	$446,003	$152,554	$2,725,944	$181,976	100.0%

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$415,624	$122	$—	$55,093	$—	$470,839	$451	18.5%
Warehouse	405,333	493	—	53,990	—	459,816	3,865	18.1%
Hospitality	288,505	—	—	14,647	51,552	354,704	51,552	13.9%
Multifamily	286,203	—	—	105,677	—	391,880	4,516	15.4%
Office	221,445	—	—	7,468	508	229,421	1,080	9.0%
Land	771	—	—	114,344	57,925	173,040	57,975	6.8%
Single Family	25,630	—	50,334	37,622	13,367	126,953	13,445	5.0%
Country Club	3,393	—	—	—	45,002	48,395	45,002	1.9%
Long-term Care	30,474	—	—	17,492	—	47,966	—	1.9%
Other	197,655	389	—	36,964	7,628	242,636	12,159	9.5%
Total	$1,875,033	$1,004	$50,334	$443,297	$175,982	$2,545,650	$190,045	100.0%
CRE loans represent a portfolio concentration risk. The majority of our CRE loans are made in the above noted geographies and granted to experienced developers and sponsors generally with loan guaranty structures that provide recourse to individuals with access to financial resources. We believe our knowledge of CRE and our operating knowledge at the local and regional levels of these markets allows us to effectively manage concentration risk. Our operating knowledge at the local and regional levels is derived from our front-line connection to the customer and our understanding of their business model. We also have access to research tools that inform us about market statistics such as occupancy, lease growth rates and new construction starts. This data is reviewed frequently by our credit officers and disseminated to our lenders. The Bank’s underwriting process includes multiple shock scenarios primarily focused on cash flow and leverage in order to determine a supportable loan amount.
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
Aggregate commitments to our top 10 credit relationships were $684.0 million, or 17.8% of gross loans, at September 30, 2025, compared to $685.9 million, or 18.9% of gross loans, at December 31, 2024. The Other segment represents 33.4% of the top 10 credit relationships and the Company transferred its largest credit relationship with a current balance of $228.6 million as of September 30, 2025 to nonaccrual during the second quarter of 2023, as described in more detail below under “Credit Quality” in this MD&A.
The following table summarizes our top 10 relationships and a description of industries represented at the dates presented:

	For the Periods Ending
Dollars in Thousands	September 30, 2025	December 31, 2024	Change	September 30, 2025 % of Gross Loans	September 30, 2025 % of RBC
1. Hospitality, Agriculture & Energy	$228,554	$251,982	$(23,428)	5.96%	44.77%
2. Multifamily	58,677	58,871	(194)	1.53%	11.49%
3. Office & Retail	55,206	40,462	14,744	1.44%	10.81%
4. Retail & Office	55,186	52,913	2,273	1.44%	10.81%
5. Multifamily	54,817	51,990	2,827	1.43%	10.74%
6. Warehouse	48,415	49,661	(1,246)	1.26%	9.48%
7. Retail	47,856	44,511	3,345	1.25%	9.37%
8. Long-Term Care	46,199	46,199	—	1.20%	9.05%
9. Health Care Facility	44,779	44,779	—	1.17%	8.77%
10. Warehouse	44,358	44,577	(219)	1.15%	8.69%
Top Ten (10) Relationships	$684,047	$685,945	$(1,898)	17.83%	133.98%
Total Gross Loans	$3,836,131	$3,624,826	$211,305
% of Total Gross Loans	17.83%	18.92%	(1.09)%
Concentration (25% of Risk Based Capital ("RBC"))	$127,639	$125,190
Unfunded commitments on lines of credit were $655.9 million at September 30, 2025 as compared to $620.8 million at December 31, 2024. The majority of unused commitments are for construction projects that will be drawn as the construction progresses toward completion. Total utilization was 53.2% at September 30, 2025 and 53.8% at December 31, 2024. Unfunded commitments on commercial operating lines of credit was 53.1% at September 30, 2025 and 53.8% at December 31, 2024.
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
Deferred costs, net of fees included in the portfolio balances above were $13.4 million and $8.8 million at September 30, 2025 and December 31, 2024, respectively.
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
On a quarterly basis, the Credit Risk Committee of the Board meets to review our loan portfolio metrics, approve segment limits, approve the adequacy of the ACL, and review the findings from Loan Review identified in the previous quarter. Annually, this same committee approves credit related policy changes and policy enhancements as they become available.
Additional credit risk management practices include continuous reviews of trends in our lending footprint and our lending policies and procedures to support sound underwriting practices, concentrations, delinquencies and annual portfolio stress testing. Our Loan Review department serves as a mechanism to independently monitor credit quality and assess the effectiveness of credit risk management practices to provide oversight of all lending activities. The loan review function has the primary responsibility for assessing commercial credit administration and credit decision functions of consumer and mortgage underwriting, as well as determining the appropriateness of risk ratings for those loans reviewed and providing input to the loan risk rating process. Our policy is to place loans in all categories in nonaccrual status when collection of interest or principal is doubtful, or generally when interest or principal payments are 90 days or more past due based on contractual terms. Consumer unsecured loans and secured loans are evaluated for charge-offs after the loan becomes 90 days past due. Loans past due 90 days are automatically transferred to nonaccrual status. Management reserves the right to exercise discretion at the individual loan level. For example, we may elect to transfer a loan to nonaccrual regardless of the delinquency status if we believe the collection in full of both principal and interest to be unlikely. We may also elect to retain a loan that is 90 or more days’ delinquent in accrual status if we believe the loan is well secured and in the process of collection. Unsecured loans are fully charged-off and secured loans are charged-off to the estimated fair value of the collateral less the cost to sell.
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
Nonperforming assets consist of nonaccrual loans and OREO. The following table summarizes nonperforming assets at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024	Change
Nonaccrual Loans
Commercial Real Estate	$24,124	$1,176	$22,948
Commercial and Industrial	1,072	1,078	(6)
Residential Mortgages	4,822	4,865	(43)
Other Consumer	26	20	6
Construction	39	228	(189)
Other	228,554	251,982	(23,428)
Total Nonperforming Loans	258,637	259,349	(712)
Other Real Estate Owned	330	659	(329)
Total Nonperforming Assets	$258,967	$260,008	$(1,041)
Nonperforming assets decreased $1.0 million to $259.0 million at September 30, 2025 compared to December 31, 2024. The $0.7 million reduction in nonperforming loans was primarily due to $23.4 million in curtailment payments made by the Bank’s largest nonperforming credit relationship. This decrease was partially offset by the transfer of $24.1 million on two CRE relationships, consisting of five loans, to nonperforming loan (“NPL”) status. One loan totaling $14.6 million was transferred during the third quarter of 2025, and the remaining four loans totaling $9.5 million were transferred during the first quarter of 2025.
During the three months ended September 30, 2025 a $14.6 million CRE loan in the office sector located in northern Virginia was placed on nonaccrual status and classified as substandard. This CRE loan is secured by an office building whose government agency tenants are vacating during the fourth quarter of 2025. Although this CRE loan was originated at a

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
relatively low loan-to-value ratio, the Bank is closely reviewing this CRE loan, and other similar loans in its CRE portfolio, for changes in valuation and other market impacts. Also placed in nonaccrual status during the three months ended September 30, 2025 was a $0.8 million residential mortgage loan.
During the first quarter of 2025, the Company placed a $9.5 million CRE relationship consisting of four loans on nonaccrual status. These loans are secured by warehouse facilities located in North Carolina. The properties are currently in receivership and are being marketed for sale. Two are currently under contract, and the sales are expected to close in the fourth quarter of 2025. During the third quarter of 2025, a specific reserve of $1.2 million was established based on updated appraisals on one loan in the relationship.
During the second quarter of 2023, the Company placed $301.9 million of commercial loans that reside in the Other segment of the Company’s loan portfolio, relating to the Bank’s largest credit relationship, on nonaccrual status due to loan maturities and failure to pay in full. These loans with a current outstanding principal balance of $228.6 million at September 30, 2025, remained on nonaccrual status at September 30, 2025 and December 31, 2024. These nonperforming loans are 88.4% of the Company's total nonperforming loans and 88.3% of the Company's total nonperforming assets at September 30, 2025.
During 2024 and the nine months ended September 30, 2025, $73.4 million of curtailment payments made by the various entities in which James C. Justice, II has an interest to the Bank decreased the aggregate nonperforming loan balance outstanding to the Bank from $301.9 million as of June 30, 2023 to $228.6 million as of September 30, 2025. The Company believes it is well secured based on the net carrying value of the credit relationship and it has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans, the timing of any credit administration or collection efforts, or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its nonperforming loans, including claims that may be asserted by other purported creditors.
Based on analyses of the credit relationship and various discounted cash flow valuation techniques utilized in the alternative modeling, which resulted in specific reserves with respect to these loans of $21.7 million at September 30, 2025, or 9.5% of these loans aggregate principal amount as compared to $30.3 million or 12.0% of these loans aggregate principal amount at December 31, 2024. This decline was driven by the aforementioned curtailments, updated analysis of the credit relationship during the second quarter of 2025 using the discounted cash flow model with updated assumptions and inputs regarding the credit relationship, legal risk and related risks.
As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at September 30, 2025, the Company utilized discounted cash flow valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
The following is an analysis of nonperforming loans by loan portfolio segment at the dates presented, and each segment’s relative contribution to total nonperforming loans:

	September 30, 2025		December 31, 2024
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$24,124	9.3%	$1,176	0.4%
Commercial and Industrial	1,072	0.4%	1,078	0.4%
Residential Mortgages	4,822	1.9%	4,865	1.9%
Other Consumer	26	—%	20	—%
Construction	39	—%	228	0.1%
Other	228,554	88.4%	251,982	97.2%
Balance End of Period	$258,637	100.0%	$259,349	100.0%
Closed retail bank offices had a book value of $0.3 million at September 30, 2025 and $0.7 million at December 31, 2024, and are recorded in OREO on the Consolidated Balance Sheets. During the nine months ended September 30, 2025, the Bank transferred three closed branches to OREO, which was partially offset by the sale of one of these closed branches in the second quarter of 2025 and the sale of the additional two closed branches in the third quarter of 2025.

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
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment at the dates presented:

	September 30, 2025		December 31, 2024
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$22,247	53.8%	$20,146	51.6%
Commercial & Industrial	2,631	5.7%	2,791	6.4%
Residential Mortgages	12,518	21.6%	10,389	21.4%
Other Consumer	685	0.7%	682	0.8%
Construction	13,962	12.2%	11,297	12.8%
Other	21,719	6.0%	30,295	7.0%
Balance End of Period	$73,762	100.0%	$75,600	100.0%
The ACL was $73.8 million, or 1.92%, of total portfolio loans at September 30, 2025 compared to $75.6 million, or 2.09%, of total portfolio loans at December 31, 2024.
The following table summarizes the credit quality ratios and their components at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$73,762	$75,600
Total Portfolio Loans	3,835,653	3,624,826
Allowance for Credit Losses to Total Portfolio Loans	1.92%	2.09%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$258,637	$259,349
Total Portfolio Loans	3,835,653	3,624,826
Nonperforming Loans to Total Portfolio Loans	6.74%	7.15%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$73,762	$75,600
Nonperforming Loans	258,637	259,349
Allowance for Credit Losses to Nonperforming Loans	28.52%	29.15%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs (annualized)	$506	$16,413
Average Total Portfolio Loans	3,730,963	3,560,297
Net Charge-offs to Average Portfolio Loans	0.01%	0.46%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Net charge-offs were $0.4 million for the nine months ended September 30, 2025 and $16.4 million for the year ended December 31, 2024. As a percentage of average portfolio loans, net charge-offs were 0.01% for the nine months ended September 30, 2025, compared to 0.46% for the year ended December 31, 2024. During the year ended December 31, 2024, net loan charge-offs were significantly impacted by the $15.0 million principal charge-off related to the Other segment of the loan portfolio.
At September 30, 2025, NPLs decreased $0.7 million since December 31, 2024. NPLs as a percentage of total portfolio loans were 6.74% and 7.15% as of September 30, 2025 and December 31, 2024, respectively.
The following table summarizes portfolio loans past due 30-89 days for the periods presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024	$ Change
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$532	$2,642	$(2,110)
Commercial & Industrial	173	180	(7)
Total Commercial Loans	705	2,822	(2,117)
Consumer
Residential Mortgages	2,262	917	1,345
Other Consumer	231	306	(75)
Total Consumer Loans	2,493	1,223	1,270
Construction	443	783	(340)
Other	—	—	—
Total Loans 30 to 89 Days Past Due	$3,641	$4,828	$(1,187)
Portfolio loans that were past due 30 to 89 days or more and still accruing decreased by $1.2 million to $3.6 million at September 30, 2025, compared to $4.8 million at December 31, 2024. The decline was primarily due to a $2.4 million CRE loan that moved to nonperforming status in the first quarter of 2025, partially offset by a $1.0 million residential mortgage loan that became 30 days past due in the third quarter of 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables represent credit exposures by internally assigned risk ratings at the dates presented:

	September 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$2,039,008	$216,956	$822,033	$29,051	$460,436	$3,158	$3,570,642
Special Mention	49	10	89	—	703	—	851
Substandard	24,124	1,072	4,822	26	5,562	228,554	264,160
Total Portfolio Loans	$2,063,181	$218,038	$826,944	$29,077	$466,701	$231,712	$3,835,653

Performing Loans	$2,039,057	$216,966	$822,122	$29,051	$466,662	$3,158	$3,577,016
Nonaccrual Loans	24,124	1,072	4,822	26	39	228,554	258,637
Total Portfolio Loans	$2,063,181	$218,038	$826,944	$29,077	$466,701	$231,712	$3,835,653

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,860,313	$227,412	$772,514	$28,888	$458,223	$3,221	$3,350,571
Special Mention	2,460	—	92	—	4,479	—	7,031
Substandard	7,058	3,071	4,865	20	228	251,982	267,224
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826

Performing Loans	$1,868,655	$229,405	$772,606	$28,888	$462,702	$3,221	$3,365,477
Nonaccrual Loans	1,176	1,078	4,865	20	228	251,982	259,349
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826
As of September 30, 2025 and December 31, 2024, the Company had no loans classified as doubtful. The levels of special mention and substandard loans declined at September 30, 2025, compared to December 31, 2024, reflecting decreases of $6.2 million in special mention and $3.1 million in substandard loans. The decline in special mention loans primarily related to a $4.4 million construction loan that paid off during the second quarter of 2025, as well as the previously mentioned $2.4 million CRE loan that was downgraded to substandard in the first quarter of 2025. The decline in substandard was primarily related to the previously mentioned $23.4 million curtailment payments received during the nine months ended September 30, 2025 and a $3.4 million C&I payoff during the first quarter of 2025. These declines were partially offset by the downgrade of a CRE loan of $14.6 million in the third quarter of 2025, the downgrade of the above CRE loan of $2.4 million from special mention to substandard during the first quarter of 2025, and $7.1 million CRE downgrades from pass to substandard in the first quarter of 2025.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s ACL.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Deposits
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Noninterest-Bearing Demand	$606,203	$634,436	$(28,233)	(4.45)%
Interest-Bearing Demand	809,527	726,947	82,580	11.36%
Money Market	552,564	512,162	40,402	7.89%
Savings	335,502	355,506	(20,004)	(5.63)%
Certificates of Deposit	1,906,551	1,924,370	(17,819)	(0.93)%
Total Deposits	$4,210,347	$4,153,421	$56,926	1.37%
Deposits are the Company’s primary source of funds. The Company believes that the deposit base is stable and that the Company has the ability to attract new depositors while diversifying the deposit composition. Total deposits at September 30, 2025, increased $56.9 million, primarily due to $55.9 million of deposits assumed in the Branch Purchase. The decrease in savings was primarily due to customer preferences shifting to higher-yielding deposit products or repositioning funds into transactional deposit accounts. The decrease in certificates of deposit was primarily due to clients diversifying a portion of their deposits into more liquid, interest-bearing demand and money market products.
At September 30, 2025, noninterest-bearing deposits comprised 14.4% of total deposits compared to 15.3% at December 31, 2024. CDs comprised 45.3% and 46.3% of total deposits at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, based on assumptions that the Bank uses to prepare its regulatory call report, approximately 81.6% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit. The Company’s deposit base is diversified and granular and is comprised of approximately 78.2% of retail deposits.
The following table presents additional information in relation to deposits at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Noninterest-Bearing Public Funds Deposits	17,852	55,385
Interest-Bearing Public Funds Deposits	115,516	125,342
Total Deposits not Covered by Deposit Insurance[1]	776,532	762,937
Certificates of Deposits not Covered by Deposit Insurance	308,288	297,938
Deposits for Certain Directors, Executive Officers and their Affiliates	2,714	2,305
1These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more, excluding brokered deposits, not covered by deposit insurance at September 30, 2025 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$123,208	40.0%
Over Three Months Through Twelve Months	120,313	39.0%
Over Twelve Months Through Three Years	62,745	20.3%
Over Three Years	2,022	0.7%
Total	$308,288	100.0%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
FHLB Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at the dates presented are summarized in the table below:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Balance at Period End
Federal Home Loan Bank Borrowings	$175,500	$70,000
Federal Funds Purchased	—	—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$99,668	$222,719
Federal Funds Purchased	—	—
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	4.26%	5.11%
Federal Funds Purchased	—%	—%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$175,500	$403,000
Federal Funds Purchased	—	—
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	4.12%	4.02%
Federal Funds Purchased	—%	—%
Borrowings are an additional source of liquidity for the Company. FHLB borrowings increased $105.5 million to $175.5 million at September 30, 2025 from $70.0 million at December 31, 2024 primarily due to additional FHLB advances to fund loan growth. The Company had no overnight federal funds purchased at September 30, 2025 or at December 31, 2024. The level and composition of borrowed funds fluctuates over time based on many factors including market conditions, loan growth, investment securities, deposit growth and capital considerations. We manage our borrowed funds to provide a reliable source of liquidity.
The Company held FHLB of Atlanta stock of $11.6 million and $6.5 million at September 30, 2025 and December 31, 2024, respectively. The increase in FHLB stock was due to a higher required level of stock holdings due to a higher level of FHLB borrowings. Dividends recorded on restricted stock were $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, compared to $0.2 million and $0.9 million for the same periods in 2024, respectively. The investment is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We hold FHLB stock because we are a member of the FHLB of Atlanta. The FHLB requires members to purchase and hold a specified level of FHLB stock based upon the members’ asset values, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
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
The Company’s primary funding and liquidity source is a stable customer deposit base. Management believes that we have the ability to retain existing deposits and attract new deposits, mitigating any potential funding dependency on other more volatile sources. Although deposits are the primary source of funds, the Company has identified various other funding sources that can be used as part of our normal funding program when either a structure or cost efficiency has been identified. Additional funding sources accessible to the Company include borrowing availability at the FHLB, equal to 25.0% of the Company’s assets or approximating $1.2 billion, subject to the amount of eligible collateral pledged, of which the Company is eligible to borrow up to an additional $544.0 million at September 30, 2025. The Company has unsecured facilities with three other correspondent financial institutions totaling $30.0 million, a fully secured facility with one other correspondent financial institution totaling $45.0 million, and access to the institutional CD market, and the brokered deposit market. The Company did not have outstanding borrowings on these facilities as of September 30, 2025. In addition to the above funding resources, the Company also has $416.1 million of unpledged available-for-sale investment securities, at fair value, at September 30, 2025 as an additional source of liquidity. Please refer to the Liquidity Sources table below for available funding with the FHLB and our secured and unsecured lines of credit with correspondent banks. As of September 30, 2025, approximately 81.6% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits, and approximately 18.4% of our total deposits were uninsured deposits over the standard FDIC insurance coverage limit.
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
An important component of our ability to effectively respond to potential liquidity stress events is maintaining a cushion of highly liquid assets or assets that can be converted to cash quickly, with little or no loss in value, to meet financial obligations. ALCO policy guidelines define a ratio of highly liquid assets to total assets by graduated risk tolerance levels of minimal, moderate and high. At September 30, 2025, the Bank had $481.0 million in highly liquid assets, which consisted of Federal Reserve Board Excess Reserves and interest-bearing deposits in other financial institutions of $64.4 million, loans held-for-sale of $0.5 million and $416.1 million in unpledged securities. This resulted in highly liquid assets to total assets ratio of 9.9% at September 30, 2025. Total available liquidity to uninsured deposits was 157.1% at September 30, 2025.
If an extended recession, or significant industry or market volatility, caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
The following table provides detail of liquidity sources at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Cash and Due From Banks, including Interest-bearing Deposits	$106,948	$131,171
Unpledged Investment Securities	416,076	418,350
Excess Pledged Securities	77,520	33,022
FHLB Borrowing Availability	544,021	735,294
Collateralized Lines of Credit	45,000	45,000
Unsecured Lines of Credit Availability	30,000	30,000
Total Liquidity Sources	$1,219,565	$1,392,837

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides total liquidity sources and ratios at the dates presented:

(Dollars in Thousands)	September 30, 2025	December 31, 2024
Total Liquidity Sources	$1,219,565	$1,392,837
Highly Liquid Assets[1] to Total Assets	9.9%	10.9%
Highly Liquid Assets[1] to Uninsured Deposits	61.9%	66.8%
Total Available Liquidity to Uninsured Deposits	157.1%	182.6%
1 Highly liquid assets consist of Federal Reserve Board excess reserves, interest-bearing deposits in other financial institutions, loans held-for-sale and unpledged securities.
Capital Resources
The Company reviews, on an ongoing basis, its and the Bank’s capital levels and opportunities to effectively deploy the Company’s capital or return capital to shareholders through stock repurchases or potential dividends. The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank at the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized [1]	September 30, 2025		December 31, 2024
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$456,698	9.41%	$448,834	9.56%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	456,698	10.66%	448,834	10.88%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	456,698	10.66%	448,834	10.88%
Total Capital (to Risk-weighted Assets)	10.50%	NA	510,557	11.91%	500,759	12.13%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$448,086	9.24%	$441,916	9.42%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	448,086	10.46%	441,916	10.72%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	448,086	10.46%	441,916	10.72%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	501,899	11.72%	493,760	11.98%
1 To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
Total capital of $412.8 million at September 30, 2025, reflects an increase of $28.5 million compared to December 31, 2024. The increase in total capital from December 31, 2024 is primarily due to net income of $22.9 million, an increase of $18.5 million in other comprehensive income due to positive changes in fair value of investment securities, partially offset by $14.2 million related to the repurchase of common stock that includes a 1% excise tax. The remaining difference of $1.3 million related to restricted stock activity during the nine months ended September 30, 2025.
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company remains well capitalized. The Tier 1 capital ratio was 10.66% at September 30, 2025 compared to 10.88% at December 31, 2024. The leverage ratio was 9.41% at September 30, 2025, compared to 9.56% at December 31, 2024 and the total risk-based capital ratio was 11.91% at September 30, 2025 compared to 12.13% at December 31, 2024.
The Bank also remained well capitalized as of September 30, 2025. The Bank’s Tier 1 capital ratio was 10.46% at September 30, 2025 compared to 10.72% at December 31, 2024. The Bank’s leverage ratio was 9.24% at September 30, 2025 compared to 9.42% at December 31, 2024. The Bank’s total risk-based capital ratio was 11.72% at September 30, 2025 compared to 11.98% at December 31, 2024. At September 30, 2025, the Bank continues to maintain its capital position with a leverage ratio of 9.24% compared to the regulatory guideline of 5.00% to be well-capitalized and a risk-based Common Equity Tier 1 ratio of 10.46% compared to the regulatory guideline of 6.50% to be well-capitalized. The Company’s risk-based Tier 1 and Total Capital ratios place them above the federal bank regulatory agencies’ well-capitalized guidelines of 8.00% and 10.00%, respectively. We believe that we have the ability to raise additional capital, if necessary.
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
Stock Repurchase Plan
On May 20, 2025, the Company announced that its Board had authorized, effective May 1, 2025, a common share repurchase program to purchase up to $20.0 million of the Company’s common stock in the aggregate through May 1, 2026 (the “2025 Program”), subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on May 19, 2025. The 2025 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Exchange Act. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2025 Program, and the number of shares actually purchased under the 2025 Program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2025 Program does not obligate the Company to purchase any particular number of shares and may be modified of terminated by the Board at any time. During the three and nine months ended September 30, 2025, the Company repurchased 262,269 and 809,601 shares of its common stock at a total cost of $4.9 million and $14.0 million, respectively, and at a weighted average cost per share of $18.70 and $17.35, respectively.
Contractual Obligations
As of September 30, 2025, there have been no material changes to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ( the “2024 Annual Report”).
Off-Balance Sheet Arrangements
As of September 30, 2025, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2024 Annual Report.

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
The ALCO also uses different interest rate scenarios and shifts in yield curve shapes to measure the sensitivity of earnings to various interest rate environments. Interest rates on unique asset and liability accounts move differently when the short-term market rate changes. These differences are reflected in the different rate scenarios utilized by the ALM. For earning simulations, our policy guidelines limit the change in net interest income over a 12-month and 24-month horizon using rate shocks of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s recent actions to reduce the Fed Funds Target Rate by 25 bps during each of its September 2025 and October 2025 meetings and the current rate forecast that implies the FOMC may continue to reduce the Fed Funds Target Rates for the remainder of 2025 and into 2026, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position or project a probable interest rate environment for the foreseeable future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following tables reflect the earnings simulation results at the dates presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	September 30, 2025	December 31, 2024
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	(1.8)%	1.9%
100	(0.7)%	1.1%
-100	3.3%	2.1%
-200	6.8%	4.6%
-300	7.7%	6.8%
-400	6.5%	6.6%
The results from the earnings simulation imply that the Company’s balance sheet is liability sensitive at September 30, 2025 and December 31, 2024. The above table indicates that as of September 30, 2025, in a rising interest rate environment, the Company is positioned to have a small decrease in net interest income due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. In a declining interest rate environment, the Company is positioned to have an increase in net interest income for the same period driven by the same factors discussed above and below. The liability sensitive position at September 30, 2025 is due to a variety of factors which include 1) higher than market rate unfunded loan commitments that were originated during 2024 and early 2025 with fixed rates that are assumed to draw down, or convert to funded loan balances, during the next twelve months, 2) shortened maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns in response to the inverted yield curve, and 3) more aggressive non maturing deposit betas utilized in a rates down environment versus a rates up environment based on bank specific non-maturing deposit rate beta assumptions observed during the most recent rate cycle.
Economic Value of Equity Modeling
Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. The ALM calculates the economic value of equity based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value of equity over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The Company uses the same assumptions in the economic value of equity simulation model as in the earnings simulation model. The economic value of equity simulation model uses instantaneous rate shocks to the balance sheet. For economic value of equity simulation, our policy guidelines limit the change in economic value of equity given changes in rates of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s recent actions to reduce the Fed Funds Target Rate by 25 bps during each of its September 2025 and October 2025 meetings and the current rate forecast that implies the FOMC may continue to reduce the Fed Funds Target Rates for the remainder of 2025 and into 2026, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position or project a probable interest rate environment for the foreseeable future.
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

	September 30, 2025	December 31, 2024
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(8.6)%	(8.3)%
100	(3.4)%	(3.3)%
-100	2.2%	2.4%
-200	2.9%	3.8%
-300	(0.3)%	2.9%
-400	(9.8)%	(1.9)%
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (its principal executive officer and principal financial officer, respectively), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of September 30, 2025, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors faced by the Company from those disclosed in our 2024 Annual Report on Form 10-K.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 20, 2025, the Company announced that its Board had authorized, effective May 1, 2025, a common share repurchase program to purchase up to $20.0 million of the Company’s common stock in the aggregate through May 1, 2026 (the “2025 Program”) subject to receipt of non-objection from the Federal Reserve Bank of Richmond, which was received on May 19, 2025. The 2025 Program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Exchange Act. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the 2025 Program, and the number of shares actually purchased under the 2025 Program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The 2025 Program does not obligate the Company to purchase any particular number of shares and may be modified of terminated by the Board at any time. As of September 30, 2025, the Company repurchased 809,601 shares of its common stock at a total cost of $14.0 and a weighted average cost per share of $17.35.
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended September 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs[2]
07/01/2025 - 07/31/2025	—	$—	—	$10,861,190
08/01/2025 - 08/31/2025	157,805	18.05	157,805	8,012,540
09/01/2025 - 09/30/2025	104,534	19.67	104,464	5,957,424
Total	262,339	$18.70	262,269
1 Reflects 70 shares that were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations and 262,269 shares repurchased during the period under the 2025 Program.
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
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	November 3, 2025

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 3, 2025