Form 10-K
period 2025-12-31
Carter Bankshares, Inc.
filed 2026-03-05
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
The aggregate market value of Carter Bankshares, Inc.’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2025 was $377,789,857.
There were 22,164,453 shares of common stock of Carter Bankshares, Inc. outstanding as of March 2, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement of Carter Bankshares, Inc., to be filed pursuant to Regulation 14A for the 2026 annual meeting of shareholders to be held May 27, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Important Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include statements relating to our financial condition, market conditions, results of operations, plans, including our strategic plan, brand strategy, and guiding principles and the anticipated results of the foregoing, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, loan pipeline and nonaccrual and nonperforming loans (“NPL”). Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Although the Company believes the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. Actual results may differ significantly from those expressed in or implied by these forward-looking statements. The matters discussed in these forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results and trends to differ materially from those made, projected, or implied in or by the forward-looking statements including, but not limited to the effects of:
•market interest rates and the impacts of market interest rates on economic conditions, customer behavior, and the Company’s net interest margin, net interest income, funding costs and its deposit, loan and securities portfolios;
•inflation, market and monetary fluctuations;
•changes in trade policies, tariffs, monetary and fiscal policies and laws of the U.S. government and the related impacts on economic conditions and financial markets, and changes in policies of the Federal Reserve, FDIC and U.S. Department of the Treasury;
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
•concentrations of loans secured by real estate, particularly commercial real estate (“CRE”) loans, and the potential impacts of changes in market conditions on the value of real estate collateral;
•increased delinquency and foreclosure rates on CRE loans;
•an insufficient allowance for credit losses;
•the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, war and other geopolitical conflicts or public health events (such as pandemics), and of any governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
•a change in spreads on interest-earning assets and interest-bearing liabilities;

•regulatory supervision and oversight, including our relationship with regulators and any actions that may be initiated by our regulators;
•legislation affecting the financial services industry as a whole, and the Company and the Bank, in particular and changes impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
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
•general economic or business conditions, including unemployment levels, supply chain disruptions, slowdowns in economic growth, government shutdowns and geopolitical instability and tensions;
•significant weakening of the local economies in which the Company operates;
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
Many of these factors, as well as other factors, are described throughout this Annual Report on Form 10-K, including Part I, Item 1A. “Risk Factors” and any of our subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. The Company cautions you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and the Company undertakes no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made, except as required by law.

RISK FACTOR SUMMARY
An investment in our securities involves risks, including those summarized below. For a more complete discussion of these risk factors, see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Risks Related to Credit
–Nonperforming assets can take significant time to resolve and may adversely affect the Company’s results of operations and financial condition, and could result in additional losses in future periods.
–The Company’s level of credit risk is elevated due to relationship exposure to the Company’s largest credit relationship.
–A significant portion of the Company’s commercial loan portfolio is secured by real estate, and adverse changes in the real estate market or economic conditions could adversely affect our results.
–The Company relies on independent appraisals and other valuation techniques in evaluating and monitoring loans secured by real estate collateral securing a significant portion of its loan portfolio, which may not accurately describe the net value of the asset.
–The Company’s concentration in commercial real estate loans, including construction loans, increases its credit risk and could adversely affect its financial condition and results of operations.
–Our focus on lending to small and mid-sized community-based businesses may increase our credit risk.
–Our allowance for credit losses may be insufficient to absorb expected losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
–Our real estate lending activities may result in the acquisition of OREO, which could increase expenses and negatively impact our financial condition and results of operations.
Risks Related to Market Conditions, Interest Rates and Investments
–The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings, income, cash flow, capital levels and credit quality.
–Inflation could negatively impact the Company’s business, profitability, and its stock price.
Risks Related to the Company’s Operations, Cybersecurity and Technology
–A failure, disruption, or breach of our operational, cybersecurity, or information technology systems, or those of third- party service providers, could disrupt our business and adversely affect our results of operations, liquidity, financial condition, and reputation.
–Cyberattacks, information security breaches, or technology failures involving our systems or those of third-party service providers could impair our ability to conduct business, manage risk exposures, and safeguard confidential information, and could adversely affect our results of operations, liquidity, financial condition, and reputation.
–The Company relies on third-party service providers and other suppliers to support a number of critical business functions, including technology infrastructure, data processing, payment systems, and our core operating platform. An interruption, failure, or cessation of services provided by any significant third-party provider could disrupt our operations and have a material adverse effect on our business, results of operations, liquidity, or financial condition.
–Failure to keep pace with technological change could adversely affect our business and ability to remain competitive, and the Company may experience operational challenges when implementing new technologies.
–Our business is dependent on our executive management team and other key personnel, and the loss of their services could adversely affect our operations.
–The Company uses models in its business, and could be adversely affected if its design, implementation, or use of models is flawed.
–The Company is subject to physical and financial risks associated with climate change and other weather and natural disaster impacts.
Risks Related to Liquidity
–Liquidity risks and adverse developments affecting the financial services industry could materially adversely affect our financial condition and results of operations.
–The Company’s liquidity could be adversely affected if it were unable to access short-term funding or monetize liquid assets.
–The ability to meet contingency funding needs during periods of financial stress depends on access to wholesale funding sources, including the FHLB of Atlanta, and any disruption to these sources could materially adversely affect the Company’s liquidity.

–The Company depends on dividends from bank subsidiary for substantially all of its revenue, and regulatory restrictions on the Bank’s ability to pay dividends could adversely affect its financial condition.
Risks Related to Our Business Strategy
–Profitability is significantly influenced by economic conditions in the markets in that the Company serves.
–The Company faces significant competition from financial institutions and other providers of banking and financial services, which could adversely affect its growth and profitability.
–Customers may increasingly bypass traditional banking relationships, which could adversely affect the Company’s revenue and funding sources.
–The Company’s ability to execute its business strategy depends on attracting and retaining qualified personnel.
Risks Related to Regulatory Compliance and Legal Matters
–The Company is subject to extensive regulation and supervision, and changes in laws or regulatory expectations could materially adversely affect its business.
–The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that the Company offers.
–Legislation, regulatory, and governmental policy changes could materially affect the economy, the financial services industry and the Company’s business.
–Regulatory capital and liquidity requirements could require the Company to maintain higher levels of capital and liquid assets, which may adversely affect our profitability and business operations.
–Failure to maintain effective internal control over financial reporting and disclosure controls could materially adversely affect our financial condition and results of operations.
–Claims, litigation, and other legal proceedings could expose the Company to significant costs and liabilities and adversely affect our reputation, financial condition and results of operations.
–Our risk management framework may not be effective in identifying or mitigating risks, which could adversely affect our financial condition and results of operations.
–Our earnings and financial condition are significantly influenced by monetary and fiscal policies of the federal government and its agencies.
–Heightened scrutiny and evolving expectations regarding environmental, social and governance (“ESG”) matters may increase our costs and expose the Company to additional risks.
–The development and use of Artificial Intelligence (“AI”) technologies present risks that could adversely affect our business, financial condition, and results of operations.
–The Company is subject to losses due to errors, omissions or fraud by its associates, clients, counterparties or other third parties.
Risks Related to Owning Our Stock
–The market price of our common stock may fluctuate significantly and could decline, which could result in losses to our investors.
–Future issuances of our common stock or securities convertible into common stock could dilute existing shareholders and adversely affect the market price of our common stock.
–Our common stock is subordinate to our existing and future indebtedness and is structurally subordinated to the claims of the Bank’s creditors.
–The trading volumes in our common stock may not provide adequate liquidity for investors.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1
ITEM 1. BUSINESS
General
Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia with assets of $4.9 billion at December 31, 2025. In October 2025, the Company elected to become a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a financial holding company of a Virginia state bank, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”). The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 64 branches in Virginia and North Carolina. The Bank became a member of the Federal Reserve System on November 13, 2025. The Bank is subject to regulation, supervision and examination by the FRB (through the Federal Reserve Bank of Richmond) and the Virginia BFI. The Company provides a full range of commercial banking, consumer banking, mortgage and services through the Bank. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
In this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “we,” “us” and “our” refer to the Company and its subsidiaries, including the Bank.
History and Holding Company Reorganization
The Bank commenced business on December 29, 2006, following the concurrent merger of ten banking institutions. The merged banks and their respective main office locations were: Blue Ridge Bank, N.A. (Floyd, Virginia); Central National Bank (Lynchburg, Virginia); Community National Bank (South Boston, Virginia); First National Bank (Rock Mount, Virginia); First National Exchange Bank (Roanoke, Virginia); Mountain National Bank (Galax, Virginia); Patrick Henry National Bank (Martinsville, Virginia); Patriot Bank, N.A. (Fredericksburg, Virginia); People’s National Bank (Danville, Virginia); and Shenandoah National Bank (Staunton, Virginia).
The Company was incorporated on October 7, 2020, to become the Bank’s parent bank holding company in a corporate reorganization (the “Reorganization”). Effective November 20, 2020, the Bank merged with a special purpose merger subsidiary of the Company and became a wholly-owned subsidiary of the Company. In the Reorganization, each outstanding share of the Bank’s common stock was converted into one share of the Company’s common stock. Prior to the reorganization, the Company had no material operations. The transaction was completed pursuant to Virginia law and did not require shareholder approval, and the shares issued were exempt from registration under the Securities Act of 1933.
In October 2025, the Company elected to become a financial holding company under the BHCA. On November 13, 2025, the Bank became a member of the Federal Reserve System.
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
Operations
The Company is a financial holding company that conducts its business solely through the Bank. The Bank earns revenue primarily from interest on loans and investment securities and from fees charged for financial services provided to customers. The Bank’s principal expenses include interest expense on deposits and borrowings, provision for credit losses, and other

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
operating expenses, such as salaries and employee benefits, data processing, FDIC insurance assessments, occupancy costs, and income tax provision.
At the close of business on May 23, 2025, the Company completed the acquisition of two leased branch facilities and the associated deposits, located in Mooresville, North Carolina and Winston-Salem, North Carolina, from First Reliance Bank (the “Branch Purchase”). In connection with the Branch Purchase, the Bank acquired $55.9 million in deposits, along with cash, personal property, and other fixed assets associated with the branch locations, and welcomed ten associates to its team. No loans were acquired as part of the Branch Purchase.
The Bank offers a full range of deposit products and services to personal and business customers, including noninterest-bearing and interest-bearing checking accounts, savings accounts, retirement accounts money market accounts, and certificates of deposit (“CD”) accounts with varying maturities. Deposit products are tailored to the Bank’s principal markets and are offered at competitive rates. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law.
The Bank also offers a comprehensive range of commercial and consumer lending products. Commercial lending includes secured and unsecured loans, commercial real estate loans, construction and acquisition loans, and commercial and industrial loans. Consumer lending includes residential mortgage loans, automobile loans, home improvement loans, education loans, overdraft protection, personal loans, credit cards, and other consumer financing products. The Bank originates and holds both fixed-rate and variable-rate mortgage loans and offers home equity lines of credit. The Bank originates residential mortgage loans for which forward sale commitments have been obtained and the loans are expected to be sold shortly after closing.
The Bank's lending activities are subject to various lending limits imposed by federal law. While specific limits may vary depending on the type of loan or borrower relationship, the Bank is generally subject to a loan-to-one-borrower limit equal to 15% of its unimpaired capital and surplus. Loans to directors, officers, associates, or shareholders owning 10% or more of the Company’s common stock require approval by the Company’s Board of Directors (the “Board”) and must be made on terms no more favorable than those available to unaffiliated persons.
Additional banking services include safe deposit boxes, direct deposit of payroll and government benefit payments, and debit cards. The Bank also provides a full suite of digital banking services, including online and mobile banking, online account opening, bill payment, electronic statements, mobile deposit, Zelle®, credit monitoring tools, digital wallet access, and access to the MoneyPass® ATM network. Treasury management and corporate cash management services are available to business customers. The Bank also offers title insurance and certain other financial institution-related products and services. The Bank has no current plans to exercise trust powers.
The Bank has one wholly owned subsidiary, CB&T Investment Company (“the Investment Company”), which was chartered effective April 1, 2019. The Investment Company was formed to hold certain investments previously owned by the Bank and to provide additional flexibility to acquire other permissible investments.
The Company’s principal office, which is the same as the Bank’s principal office, is located at 1300 Kings Mountain Road, Martinsville, Virginia 24112. The Company’s telephone number at that address is (276) 656-1776. The Company’s website address is www.cbtcares.com. The information on our website is not a part of, nor is it incorporated by reference, into this report.
Competition
The Bank operates in a highly competitive, and constantly evolving, environment for both deposits and loans. Competition in lending activities arises primarily from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms, fintech companies and other non-bank lenders, including mortgage and consumer finance companies. Competition for deposits comes principally from commercial banks, savings associations, credit unions, money market mutual funds, insurance companies and brokerage firms. Competition for deposits and loans is affected by a number of factors, including, without limitation, interest rates offered, the number and location of branches and types of products offered, digital capabilities, and the reputation of the institution. Credit unions increasingly have been allowed to

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
expand their membership definitions, and because they enjoy a favorable tax status, they may be able to offer more attractive loan and deposit pricing.
Some of the financial institutions and other organizations with which the Bank competes have significantly greater financial resources, broader geographic coverage, and the ability to offer a wider range of banking and financial services than the Bank. In addition, non-bank competitors are increasingly offering products and services that traditionally were only offered by banks. Many of these non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks, which may allow them to offer greater lending limits and certain products and services that the Bank does not provide.
The Bank believes its community banking philosophy and approach to customer relationships provides competitive advantages, particularly as compared to larger national and regional banking institutions, which positions the Bank to compete effectively.
Human Capital Management
The Company’s associates are fundamental to its ability to serve customers and support long-term success. Core values, such as building relationships, earning trust, and taking ownership guide how the Company attracts, develops, and retains talent and fosters a collaborative, team-oriented environment. The Company emphasizes open communication and shared accountability, which help support professional growth and enable our associates to deliver high-quality service. The Company invests in competitive compensation, comprehensive benefits, and wellness initiatives, and focus on healthy work-life integration to support associate engagement and performance.
Associates
As of December 31, 2025, the Company employed 687 full-time associates across our two-state footprint. None of its associates are represented by a collective bargaining unit. During fiscal year 2025, the Company hired 202 associates, and its voluntary separation turnover rate was 15.1%.
Compensation, Benefits, and Wellness
The Company’s compensation strategy is designed to attract and retain qualified associates while remaining competitive within its markets. Job descriptions that are reviewed annually, and compensation decisions are informed by market-based salary and benefits data. Eligible associates are offered a comprehensive benefits package that includes paid time off, health and wellness benefits, a 401(k) program with employer matching and contributions, flexible spending accounts, employee assistance programs, and restricted stock awards for high performing associates.
The Company also engages external professionals to provide wellness programming that promotes physical, mental, and financial well-being, supporting its associates’ ability to remain engaged and productive.
Associate Performance and Development
Associate development and performance management are grounded in open dialogue and ongoing feedback. The Company’s performance review process is based on core competencies and a standardized rating system to help evaluate performance consistently across the organization. Associates complete self-assessments at the beginning of each review cycle, which are considered by leaders in determining overall performance ratings. Performance evaluations are a key component of the Company’s merit increase process.
New associates participate in a standardized orientation program on their first day of employment to ensure a consistent onboarding experience. Associates complete an average of approximately 15 hours of regulatory and compliance training annually, in addition to training specific to their roles and responsibilities. The Company also offers leadership development programs that equip leaders with tools and resources to build high-performing teams. Associates are encouraged to participate in webinars and external training opportunities to support professional growth.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Collaborative Work Environment
The Company strives to foster a collaborative workplace through its core values and behaviors. The Company encourages associates to share ideas and perspectives and uses multiple channels to engage its workforce. In addition to conducting annual associate surveys, the Company solicits feedback through regular meetings and suggestion mechanisms designed to gather insights and inform management decision making. Leadership uses this feedback to identify opportunities to strengthen engagement and cultivate a workforce with a variety of backgrounds, skills and experiences that support the Company’s business.
Talent Acquisition and Retention
Talent acquisition and retention efforts focus on creating an environment where associates can develop and thrive. The Company regularly reviews hiring and selection practices and conducts pay analyses to help ensure that compensation aligns with associate experience, skills, and responsibilities. Recruiting efforts leverage multiple external partners to reach a broad pool of candidates.
The Company invests in training programs that prepare associates for their roles and responsibilities and support career progression. Leaders work closely with Human Resources to identify internal talent and promote associates to new opportunities as they become available.
Supervision and Regulation
General
Bank holding companies, banks and their affiliates are subject to extensive regulation and supervision under federal and state law. As a result, the growth, operations, financial condition and earnings performance of the Company and the Bank are influenced not only by management decisions and general economic conditions, but also by the statutes, regulations, policies, and supervisory actions of various governmental authorities. These authorities include, among others, the Virginia State Corporation Commission, the Virginia BFI, the FDIC, the FRB, the Internal Revenue Service (“IRS”), federal and state taxing authorities, and the U.S. Securities and Exchange Commission (“SEC”).
These laws and regulations govern, among other matters, permissible activities, capital adequacy, liquidity, asset quality, transactions with affiliates, corporate governance, dividend and stock repurchase limitations, consumer protection, anti-money laundering, and reporting and disclosures obligations. Compliance with these requirements may restrict the Company’s and the Bank’s ability to pursue certain business opportunities, expand operations, or engage in strategic transactions, and may increase operational and compliance costs.
The following summary highlights certain significant provisions of applicable federal and state laws and regulations and their potential impact on the Company and the Bank. This summary is not intended to be complete, and reference should be made to the applicable statutory and regulatory provisions for a more comprehensive description. In addition, the regulatory framework applicable to financial institutions is subject to frequent change, including through legislation, rulemaking, supervisory guidance, and evolving interpretations by regulatory authorities. Accordingly, the Company cannot predict the nature or impact of future changes in laws, regulations, or supervisory practices, or the effect such changes may have on the Company’s or the Bank’s financial condition, results of operations, or business activities.
Regulatory Environment
The regulatory framework applicable to the Company and its subsidiaries continues to evolve in response to economic conditions, financial market developments, technological innovation, changes in consumer behavior and supervisory priorities.
Banking and other financial services statutes, regulations and supervisory policies are subject to ongoing review and modification by the U.S. Congress, state legislatures and federal and state regulatory agencies. Proposals to modify the laws, regulations, and policies governing the banking industry are frequently introduced at both the federal and state levels. Changes in governmental leadership and policy priorities may result in shifts in regulatory focus, rulemaking activity, examination emphasis, and enforcement practices among the federal banking agencies, including the FRB. In addition, resource constraints,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
staffing levels, and administrative priorities at regulatory agencies may influence the timing, scope, and manner of regulatory oversight. Any changes to such laws, regulations and policies may impose compliance costs and create obligations, including, in some cases, reporting obligations, requiring the Company and its subsidiaries to expend significant resources.
The Company operates in an environment of ongoing regulatory change. These changes may affect permissible activities, compliance obligations, operational costs, strategic initiatives, and growth opportunities. The specific impact of future legislative, regulatory, or supervisory developments cannot be fully predicted and will depend on the nature, scope, and implementation of any adopted changes. Moreover, changes in the interpretation or application of existing laws, regulations or regulatory guidance by supervisory authorities or courts could have a material effect on the Company’s business, financial condition, results of operations or prospects.
Regulation of the Company and the Bank
As a financial holding company, the Company is subject to the BHCA, and to regulation and supervision by the FRB. The Company is also subject to applicable provisions of the Virginia bank holding company laws and is regulated and supervised by the Virginia BFI, a division of the Virginia State Corporation Commission.
Under the BHCA, the FRB has authority to supervise and examine bank holding companies and their nonbank subsidiaries and to take enforcement action where it determines that the bank holding company or its subsidiaries are engaged in unsafe or unsound practices or are in violation of applicable laws and regulations. The FRB may require a bank holding company to terminate or limit activities, or to divest ownership or control of a subsidiary, if it determines that the continuation of such activities or ownership constitutes a serious risk to the financial soundness, safety, or stability of the bank holding company or its bank subsidiary.
The FRB and the FDIC have adopted regulations and issued supervisory guidance, and interpretative materials that establish operational and managerial standards intended to promote the safe and sound operation of banks and bank holding companies. These standards address, among matters, capital adequacy, internal controls, internal audit systems, information technology and cybersecurity, loan documentation and credit underwriting, interest rate and liquidity risk management, third-party vendor management, executive management and compensation practices, corporate governance, asset growth, asset quality, earnings performance, and overall risk management.
The BHCA and applicable Virginia law generally limit the activities of a bank holding company and its subsidiaries to banking, managing or controlling banks and activities that are closely related to banking or to managing or controlling banks. In addition, bank holding companies that qualify and elect to be financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the FRB), without prior approval of the FRB. These activities include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.
To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” as defined under applicable FRB requirements. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require the financial holding company to divest its depository institution subsidiaries or to cease engaging in any activity that is financial in nature (or incident to such financial activity) or complementary to a financial activity.
For a financial holding company to start any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act (the “CRA”). See below under “Community Reinvestment Act.”

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
The BHCA also permits interstate banking acquisitions, subject to certain conditions, including national and state concentration limits. The FRB has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger, or consolidation proposed by a bank holding company. To engage in an interstate bank acquisition or merger, a bank holding company must generally be “well capitalized” and “well managed” under applicable regulatory standards. In addition, banks may establish branches across state lines only to the extent permitted by the laws of the state in which the branch is to be located.
Virginia law also requires prior notice to the Virginia BFI before a Virginia bank holding company may acquire more than five percent of the voting shares of, or otherwise gain control of, any entity that is not a bank, bank holding company, or other financial institution.
The Bank is subject to comprehensive supervision, regulation, and examination by the Virginia BFI, and by its primary federal regulator, the FRB. Federal and state laws and regulations applicable to the Bank govern, among other matters, permissible business activities, investments, capital levels, reserves against deposits, lending limits, collateral requirements, branching, mergers and consolidations, dividend payments, and other corporate actions. This supervisory framework is intended primarily to protect the FDIC’s deposit insurance funds and depositors rather than shareholders.
Banking Acquisitions; Changes in Control
The BHCA and related regulations require the prior approval of the FRB in any case where a bank holding company proposes to: (i) acquire direct or indirect ownership or control of more than five percent of the outstanding voting stock of another bank or bank holding company, unless the acquiring company already controls a majority of such voting shares; (ii) acquire all or substantially all of the assets of another bank or bank holding company; or (iii) merge or consolidate with another bank holding company.
In evaluating an application under the BHCA, the FRB considers a range of statutory factors, including the competitive effects of the proposed transaction, the financial condition of the parties and the resulting organization, post transaction capital levels, managerial resources, risk management and corporate governance practices, regulatory compliance history, compliance with the Bank Secrecy Act and anti-money laundering requirements, performance under the Community Reinvestment Act, and compliance with applicable consumer protection and fair housing laws, as well as the public benefits expected to result from the transaction. In determining whether to approve a proposed bank acquisition, the FRB will consider public or private interests that may not be aligned with those of the Company’s shareholders or non-deposit creditors.
Acquisitions of the Company’s voting stock above certain thresholds are subject to prior regulatory notice or approval under federal banking laws, including the BHCA and the Change in Bank Control Act of 1978, as amended (the “CIBCA”). Under the CIBCA, a person or entity generally obtains non-objection from the FRB before acquiring the power to vote 10% or more of any class of voting stock, including the Company’s common stock. Investors should be aware of these requirements when acquiring shares of the Company’s stock.
In addition, Virginia law requires the prior approval of the Virginia BFI for (i) the acquisition by a Virginia bank holding company of more than five percent of the voting shares of a Virginia bank or Virginia bank holding company, or (ii) the acquisition of control of a Virginia bank or Virginia bank holding company by any other person.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Certain Transactions by Insured Banks with their Affiliates
Federal law imposes quantitative and qualitative restrictions on certain “covered transactions” between insured depository institutions and their affiliates. In general, an affiliate of a bank includes the bank’s parent bank holding company and any subsidiary thereof. A bank’s operating subsidiaries, however, are generally not treated as affiliates for these purposes.
Sections 23A and 23B of the Federal Reserve Act, and the implementing regulations promulgated by the Board of Governors of the Federal Reserve Board System (Regulation W), limit the extent to which a bank and its subsidiaries may engage in “covered transactions” with nonbank affiliates. Covered transactions generally include, among other things:

•loans or extensions of credit to an affiliate;
•purchases of, or investment in, securities issued by an affiliate;
•purchases of assets from an affiliate;
•the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or entity;
•the issuance of guarantees, acceptances, or letters of credit on behalf of an affiliate;
•securities borrowing or lending transactions with an affiliate that create a credit exposure to the affiliate; and
•derivative transactions with an affiliate that create a credit exposure to the affiliate.
The aggregate amount of covered transactions between a bank and any single affiliate may not exceed 10% of the bank’s capital stock and surplus. In addition, the aggregate amount of covered transactions between a bank and all of its affiliates may not exceed 20% of the bank’s capital stock and surplus. Certain covered transactions are also subject to collateral requirements.
In addition to these quantitative limits, Section 23B of the Federal Reserve Act requires that covered transactions, as well as certain other transactions between a bank and its affiliates, be conducted on market terms. Specifically, such transactions must be on terms and under circumstances that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated parties, or, in the absence of comparable transactions, on terms that in good faith would be offered to nonaffiliates.
Federal law also restricts certain tying arrangements. Under these provisions, a bank holding company and its subsidiaries are generally prohibited from conditioning the extension of credit, lease or sale of property, or furnishing of any service on the requirement that a customer obtain additional products or services from the bank holding company or its affiliates, subject to certain statutory exceptions. These anti-tying restrictions are intended to promote competition and prevent unfair or anti-competitive practices.
Regulatory Capital Requirements
The FRB and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.
Basel III Capital Framework
The FRB has adopted regulations implementing the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Final Rules”).
Under the Basel III Final Rules:
•Common Equity Tier 1 (CET1) capital consists primarily of common stock, including related surplus, and retained earnings;
•Tier 1 capital consists primarily of CET1 capital plus qualifying non-cumulative perpetual preferred stock and related surplus, as well as certain grandfathered cumulative preferred stocks and trust preferred securities; and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
•Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for credit losses.
Each regulatory capital measure is subject to specific adjustments, deductions, and limitations under the Basel III Final Rules. The Basel III Final Rules also assign risk weights to various categories of on balance sheet and off balance sheet exposures, including higher risk weightings for certain commercial real estate and other higher risk asset classes (including, for example, higher risk weightings applicable to certain commercial real estate (“CRE”) loans).
The Basel III Final Rules require banks and bank holding companies to maintain the following to be considered adequately capitalized: (i) a minimum ratio of total capital to risk-weighted assets of at least 8.0%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%; and (iii) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.5%.
The Basel III Final Rules also require banking organizations to maintain a “capital conservation buffer” of 2.5% of risk-weighted assets, which is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 capital to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for advanced approach banking organizations; all other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0%. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for Prompt Corrective Action, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.
As of December 31, 2025, the Company and the Bank met all applicable capital adequacy requirements under the Basel III Final Rules. Refer to Note 23 - Capital Adequacy, to Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K.
Community Bank Leverage Ratio
As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), qualifying banks with less than $10 billion in consolidated assets can elect to be subject to a nine percent leverage ratio applied using less complex leverage calculations (the “Community Bank Leverage Ratio Framework” or “CBLRF”). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. In November 2025, the federal banking regulators issued a proposal that would lower the leverage ratio for purposes of the CBLRF from nine percent to eight percent.
As of December 31, 2025, the Bank has not elected to apply the CBLRF, but management continues to evaluate the potential benefits and impacts of electing the CBLRF as part of the Bank’s ongoing capital management and strategic planning processes.
Dividend Limitations
The Company is a legal entity, separate and distinct from the Bank. A significant portion of the Company’s cash flow and revenues come from dividends paid to it by the Bank. Accordingly, the Company’s ability to pay dividends to its shareholders depends, in large part, on the Bank’s ability to generate earnings and pay dividends to the Company.
Both the Company and the Bank are subject to federal and state laws and regulations that restrict the payment of dividends. These restrictions include limitations on the sources of dividends and requirements to maintain capital levels at or above applicable regulatory minimums. Under applicable Virginia banking laws and supervisory guidance, Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, supervisory guidance issued by the FRB indicates that safety and soundness concerns may arise if a bank holding company pays dividends that exceed its earnings for the period in which the dividend is being paid. The Federal Deposit Insurance Act also prohibits insured depository

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
institutions, such as the Bank, from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statue.
Management believes that, as of December 31, 2025, these regulatory restrictions did not materially affect the ability of the Company or the Bank to pay dividends; however, future dividend payments remain subject to, among other things, earnings performance, capital levels, regulatory requirements, and supervisory considerations.
Insurance of Accounts, Assessments and Regulation by the FDIC
Deposits at the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, generally up to the maximum standard insurance amount of $250,000 per depositor, per insured depository institution, for each account ownership category..
The FDIC has authority to examine DIF-insured institutions, require the submission or reports, and take enforcement actions to address violations of law, unsafe or unsound practices, or condition that pose a risk to the DIF. The FDIC may prohibit a DIF-insured institution from engaging in activities that it determines to present a serious risk to the DIF and may initiate enforcement actions after providing the institution’s primary federal regulator an opportunity to act. In addition, The FDIC has authority to terminate a bank’s deposit insurance if, after notice and a hearing, it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated applicable laws, regulation, or supervisory orders. In the event of termination of deposit insurance, deposits outstanding at the time of termination, less subsequent withdrawals, generally remain insured for a limited period, as determined by the FDIC. Management is not aware of any circumstances that would reasonably be expected to result in the termination of the Bank’s deposit insurance.
The DIF is funded primarily through risk-based assessments levied on insured depository institutions. Assessments are generally calculated based on an institution’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital). An institution’s assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits. The FDIC has adopted a large-bank pricing structure, set a target “designated reserve ratio” of 2% for the DIF, and in lieu of dividends, provides for a lower assessment rate schedule, when the reserve ratio reaches 2% and 2.5%. At December 31, 2025, total base assessment rates for institutions that have been insured for at least five years range from 2.5 to 32 basis points applying to banks with less than $10 billion in assets.
Community Reinvestment Act
The CRA imposes an affirmative obligation on financial institutions, including the Bank, to help meet the credit needs of the communities they serve, including low and moderate-income neighborhoods, consistent with safe and sound banking practices. If the Bank receives a rating from the FRB of less than “satisfactory” under the CRA, restrictions on operating activities would be imposed. In addition, in order for a financial holding company, like the Company, to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. The Bank received a rating of “Satisfactory” at its most recent CRA examination, dated October 23, 2023.
Federal Home Loan Bank of Atlanta
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, one of 11 regional FHLBs that provide funding to member institutions for making housing, affordable housing, and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region, and makes loans to its members in accordance with policies and procedures established by the Board of Directors of the applicable FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB. At December 31, 2025, the Bank owned $11.7 million of FHLB stock.
Consumer Protection
The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include, but are not limited to, the Truth-in-Lending Act (TILA), the Real Estate Settlement Procedures

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Act (RESPA), the Electronic Funds Transfer Act (EFTA), the Equal Credit Opportunity Act (ECOA), the Home Ownership and Equity Protection Act (HOEPA), the Fair Credit and Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA) and the Home Mortgage Disclosure Act (HMDA), and their respective state law counterparts. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties or enforcement actions. Failure to comply with consumer protection requirements may also result in delays in obtaining or failure to obtain any required bank regulatory approval for proposed merger or acquisition transactions.
The Consumer Financial Protection Bureau (the “CFPB”) is a federal regulatory agency responsible for implementing, examining, and enforcing compliance with federal consumer financial laws for financial institutions with more than $10 billion in total assets and, to a more limited extent, smaller institutions. The CFPB supervises and regulates providers of consumer financial products and services and has rulemaking authority under numerous federal consumer financial protection laws.
Because the Company and the Bank have total assets of less than $10 billion, most consumer protection provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act continue to be administered by the FRB with respect to the Company and the Bank. However, the CFPB may participate in regulatory examinations conducted by an institution’s primary federal regulator and may require smaller institutions to comply with certain CFPB reporting requirements.
In addition, regulatory positions adopted by the CFPB and administrative and legal precedents established through CFPB supervisory and enforcement activities may influence how the FRB applies consumer protection laws and regulations to institutions that are not directly supervised by the CFPB. The current leadership of the CFPB also has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. Accordingly, the ultimate effect of the CFPB’s consumer protection activities on the Company and the Bank cannot be determined with certainty.
Mortgage Banking Regulation
In connection with its mortgage lending activities, the Bank is subject to extensive federal and state and regulations that govern, among other things, loan origination standards, prohibitions against discriminatory lending practices; property inspections and appraisals; the use of credit reports; limitations on certain loan terms, features, interest rates, and fees; and the disclosure of material information to borrowers regarding credit terms and settlement costs. These laws and regulations also limit compensation for settlement services to the reasonable value of services provided and require the collection, maintenance, and disclosure of information regarding the disposition of mortgage loan applications, including data based on race, gender, geographic distribution, and income level.
The Bank’s mortgage origination activities are subject to the Equal Credit Opportunity Act, TILA, the Home Mortgage Disclosure Act, the RESPA, the Home Ownership Equity Protection Act, and the regulations promulgated under these statutes, as well as, other applicable federal and state laws and regulations. In addition, mortgage lending activities are subject to Regulation Z, which implements TILA.
Certain provisions of Regulation Z require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer has a reasonable ability to repay the mortgage loan according to its terms. Alternatively, lenders may originate “qualified mortgages,” which generally are mortgage loans without negative amortization, interest-only payments, balloon payments, loan terms exceeding 30 years, and points and fees paid by a consumer equal to or less than three percent of the total loan amount.
Under the EGRRCPA, most residential mortgage loans originated and held in portfolio by the Bank, as an institution with less than $10 billion in total assets, will be designated as qualified mortgages. Higher-priced qualified mortgages (e.g., subprime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, while other qualified mortgages (e.g., prime loans) are deemed to comply with those ability-to-repay rules. The Bank predominantly originates mortgage loans that comply with Regulation Z’s qualified mortgage standards.
Real Estate Lending Standards and Guidance
The federal regulatory agencies have adopted regulations setting forth standards for extensions of credit that are secured by real estate. Under these regulations, the Bank must adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by real estate. These policies must establish loan portfolio diversification standards,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements.
The federal regulatory agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending,” which defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income or the proceeds of the sale, refinancing, or permanent financing of the property. The guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending. The guidance states that the following metrics may indicate a concentration of CRE loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, nonfarm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months.
Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally restrict a bank’s ability to accept, renew, or roll over brokered deposits unless the bank is well capitalized or, with the FDIC’s approval, adequately capitalized.
On December 15, 2020, the FDIC issued rules to revise its brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology for calculating rates and rate caps. The rules became effective on April 1, 2021, and, to date, these changes have not had a material impact on the Company or the Bank.
Prompt Corrective Action
The federal banking agencies have broad authority under federal law to take prompt corrective action to address capital deficiencies and resolve problems at insured depository institutions. The extent of this authority depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” as defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities.
As of December 31, 2025, the Bank was well capitalized under applicable regulatory capital standards.
Incentive Compensation
The Dodd-Frank Act directs the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based compensation arrangements at specified regulated financial institutions with at least $1 billion in total consolidated assets that encourage inappropriate risk taking by providing executive officers, employees, directors, or principal shareholders with excessive compensation, fees, or benefits that could result in material financial loss to the institution.
In 2016, the SEC and the federal banking agencies proposed rules that would prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. It is unclear whether this rule will be finalized.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
Confidentiality and Required Disclosures of Customer Information
The Company and the Bank are subject to federal and state laws and regulations governing the privacy of nonpublic personal information of consumers. The Gramm-Leach-Bliley Act and regulations issued thereunder restrict the use and disclosure of consumer nonpublic personal information by financial institutions. These requirements generally mandate that financial institutions provide customers with the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information at the beginning of the customer relationship and annually thereafter, and they limit the disclosure of customers’ nonpublic personal financial information to unaffiliated third parties unless certain conditions are met, including customer notice and, in some cases, the opportunity to opt out.
Data privacy and data protection remain areas of increasing legislative and regulatory focus at the state level. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented, or are considering implementing, comprehensive data privacy and cybersecurity laws and regulations, such as the Virginia Consumer Data Protection Act (“VCDPA”). The VCDPA provides Virginia residents with specific rights related to their personal data and imposes compliance obligations on covered entities. The Bank is exempt from the VCDPA; however, certain third-party service providers utilized by the Bank may be subject to the VCDPA. The Company and the Bank monitor developments in data privacy regulation and assess potential impacts on third-party vendor relationships and service delivery.
The Company and the Bank are also subject to laws and regulations designed to combat money laundering and terrorist financing. The Bank Secrecy Act (the “BSA”) requires financial institutions to, among other things, create a system of controls designed to prevent money laundering and the financing of terrorism, and imposes recordkeeping and reporting requirements. The USA PATRIOT Act added regulations to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering, and requires financial institutions to establish anti-money laundering programs. Regulations adopted under the BSA impose on financial institutions customer due diligence requirements, and the federal banking agencies expect that customer due diligence programs will be integrated within a financial institution’s broader BSA and anti-money laundering compliance program.
In addition, the Office of Foreign Assets Control (“OFAC”), a division of the U.S. Department of the Treasury, administers and enforces economic and trade sanctions, which prohibit certain transactions with designated foreign countries, nationals and others. Financial institutions are required to identify and block prohibited transactions and report such actions to OFAC in accordance with applicable regulations.
Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Company and the Bank, these laws and programs do not materially affect the Bank’s products, services or other business activities.
Corporate Transparency Act
The Corporate Transparency Act (“CTA”) was enacted as part of the 2021 National Defense Authorization Act and directed the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) to establish a beneficial ownership information reporting regime for certain U.S. and foreign entities by January 1, 2022. The CTA requires reporting companies to disclose specific information regarding their beneficial owners and to update such information on an ongoing basis. Failure to comply with the CTA’s reporting requirements may result in civil fines and criminal penalties.
The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others certain banks, bank holding companies, credit unions, and insurance companies. While the Company and the Bank generally qualify for exemptions under the CTA, certain subsidiaries or third party entities with which the Company and the Bank do business may be subject to the reporting requirements.
FinCEN issued a final rule implementing the CTA’s beneficial ownership reporting requirements in September 2022, which became effective January 1, 2024. The rule would have required reporting of beneficial ownership for entities that were formed or first registered prior to 2024 by January 1, 2025. In March 2025, FinCEN issued an interim final rule removing the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
requirements for U.S. companies and U.S. persons to report such beneficial ownership information and indicated that it would issue a modified set of regulations regarding beneficial ownership disclosures.
The Company and the Bank continue to monitor legal, regulatory and supervisory developments related to the CTA and FinCEN’s implementing regulations and will assess the ultimate impact, if any, on their operations and compliance obligations. At this point, the Company cannot predict the nature and timing of future developments related to the CTA.
Cybersecurity
The federal banking agencies have adopted guidelines and supervisory expectations requiring financial institutions to establish and maintain information security and cybersecurity programs under the oversight of their boards of directors. These guidelines and related regulatory materials emphasize risk management and processes related to information technology and the use of third parties in the provision of financial products and services.
Regulatory expectations include the establishment of appropriate lines of defense, processes to identify and mitigate risks arising from compromised customer credentials, and business continuity and disaster recovery planning designed to support the timely recovery, resumption, and continuation of operations following a cybersecurity incident. Failure to meet applicable cybersecurity standards or supervisory expectations could result in regulatory actions and require the Company or the Bank to devote significant resources to remediation efforts. Federal and state banking agencies also continue to place increased emphasis on cybersecurity risk management as part of the supervisory examination process.
The federal banking agencies adopted rules to enhance the timely reporting of cybersecurity incidents that may affect the U.S. banking system. These rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after determining that a reportable computer security incident has occurred. Reportable incidents generally include those that have materially affected, or are reasonably likely to materially affect, the viability of operations, the ability to deliver banking products and services, or the stability of the financial system. A bank service provider must also notify affected banking organization customers as soon as possible upon determining that it has experienced a computer-security incident that has materially affected, or is reasonably likely to materially affect, such customers for a period of four or more hours.
With increased focus on cybersecurity, the Company continues to monitor legislative, regulatory and supervisory developments related thereto.
Stress Testing
The federal banking agencies have established stress testing requirements for certain large or higher risk financial institutions, including bank holding companies and state-chartered banks. These requirements do not apply to the Company or the Bank. However, supervisory guidance emphasizes that all banking organizations, regardless of size, should maintain the ability to assess the potential effects of adverse economic, market, and financial conditions on their financial condition and operating performance.
Consistent with this guidance, the Company and the Bank evaluate the potential impact of adverse scenarios as part of their risk management processes, including analyses related to interest rate risk, CRE loan concentrations, credit quality, and funding and liquidity management. These analyses are intended to support sound capital planning, balance sheet management, and overall risk governance.
Volcker Rule
The Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds (the “Volcker Rule”).
The EGRRCPA and related implementing regulations provide an exemption from the Volcker Rule for banking organizations with less than $10 billion in total assets, including their holding companies and affiliates, provided that the institution’s total trading assets and liabilities do not exceed five percent of total assets, subject to certain limited exceptions. The Company

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS - (continued)
believes that its financial condition and operations are not affected by the Volcker Rule, amendments thereto, or its implementing regulations.
Call Reports
All insured depository institutions, regardless of size, are required to file quarterly Reports of Condition and Income (“Call Reports”) that provide detailed financial and operational information and are used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the banking industry as a whole.
The EGRRCPA expanded eligibility for certain institutions to use streamlined Call Report forms. In June 2019, the federal banking agencies adopted a final rule permitting insured depository institutions with less than $5 billion in total assets and limited complexity to file the most streamlined version of the quarterly Call Report and reducing the amount of data required to be reported on eligible filings.
Effect of Governmental Monetary Policies
As with other financial institutions, the earnings and financial condition of the Company and the Bank are influenced by general economic conditions and by the monetary policies of the FRB. These policies, which include actions affecting the availability and cost of bank reserves and credit, can significantly impact funding costs, loan demand, investment activity, deposit flows, and the rates of return earned on loans and investment securities, as well as the overall level of inflation in the United States.
The FRB significantly influences interest rates and credit conditions primarily through setting target ranges for the federal funds rate, conducting open market operations in U.S. government securities, establishing the discount rate for member bank borrowing, and imposing reserve requirements on deposits. Changes in monetary policy, including changes in interest rates, affect the origination and pricing of loans, the purchase and valuation of investment securities, deposit generation and pricing, and overall net interest income.
FRB monetary policies have materially affected the operating results and financial condition of community banks, including the Company and the Bank, in prior periods and are expected to continue to do so in the future.
Future Regulation
From time to time, legislative, regulatory, and policy initiatives are proposed by Congress, state legislatures, and federal and state regulatory agencies that could affect the powers, activities, and oversight of bank holding companies and depository institutions. Such initiatives may result in changes to existing banking statutes, regulations, or supervisory frameworks and could alter the operating environment of the Company and the Bank in significant and unpredictable ways.
If enacted or implemented, these changes could increase or decrease compliance and operating costs, restrict or expand permissible business activities, affect capital or liquidity requirements, or influence the competitive dynamics among banks, savings associations, credit unions, and other financial service providers. The Company cannot predict whether any such initiatives will be adopted or, if adopted, the nature or extent of their impact. Changes in statutes, regulations, or regulatory policies applicable to the Company and the Bank could have a material effect on the Company’s business, financial condition, or results of operations.
Where You Can Find More Information
The Company files annual, quarterly, and current reports, proxy statements, and other information, including insider filings, with the SEC. The Company’s filings are available to the public at no cost on the SEC’s website at http://www.sec.gov.
The Company also makes these filings available on its website at www.CBTCares.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained on our website is not part of this Form 10-K nor incorporated by reference into this Form 10-K or any other filing with the SEC. In addition, copies of these materials may be obtained free of charge by contacting Investor Relations by telephone at (276) 656-1776 or by mail at Carter Bankshares, Inc., 1300 Kings Mountain Road, Martinsville, Virginia 24112.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS
Investments in the Company’s common stock involve risks. In addition to the other information included in this Annual Report on Form 10-K, including the discussion under “Important Note Regarding Forward-Looking Statements,” investors should carefully consider the risks described below. These risk factors highlight those risks that the Company believes are material; however, they do not necessarily include all risks the Company may face. The inclusion of a risk in the following discussion should not be interpreted to state or imply that the risk has not already materialized.
The risks described below could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, and capital position, and could cause actual results to differ materially from historical results or from those anticipated in the forward-looking statements contained in this Annual Report on Form 10-K. Any such events could adversely affect the trading price of the Company’s common stock.
Risks Related to Credit
Nonperforming assets can take significant time to resolve and may adversely affect the Company’s results of operations and financial condition, and could result in additional losses in future periods.
As of December 31, 2025, nonperforming loans (“NPLs”) totaled $244.0 million, representing 6.29%, of the Company’s loan portfolio. Loans are generally placed on nonaccrual status when the collection of principal or interest is doubtful or when interest or principal payments are 90 days or more past due based on contractual terms.
The Company seeks to reduce or resolve problem assets through a variety of methods, including loan workouts, restructurings, or the sale of loans or underlying collateral. However, declines in collateral values or deterioration in a borrower’s financial condition, operating performance, or profitability, as well as actions by borrowers to delay or avoid legal processes, may impede these resolution efforts. As a result, nonperforming assets may persist for extended periods and could continue to adversely affect the Company’s business, financial condition and results of operations.
The Company’s nonperforming assets (consisting of NPLs and other real estate owned, or “OREO”) adversely affect its business, financial condition and result of operations in various ways. The Company does not recognize interest income on nonaccrual loans or OREO, which reduces net income, return on assets, and return on equity. In addition, nonperforming assets increase loan administration and collection costs, negatively impact operating results and the efficiency ratio, and require significant management time and attention, which may detract from other strategic and operational priorities.
If the Company acquires collateral through foreclosure or similar proceedings, the collateral must be recorded as OREO at fair value, which may result in charge-offs or valuation losses. The foreclosure and disposition process also involves legal, carrying, and other costs, which may be significant. An increase in nonperforming assets also increases the Company’s risk profile and may affect the minimum capital levels its regulators believe are appropriate in light of such risks. In addition, NPLs and OREO reduce the amount of assets eligible to be pledged as collateral for borrowings from secondary liquidity sources, which may adversely affect liquidity availability.
The Company’s FDIC insurance assessment expense has increased significantly as a result of deterioration in asset quality, driven primarily by a single large nonperforming loan relationship. Asset quality is a key component in determining the applicable assessment rate. The Company’s financial results continue to be materially affected by this large credit relationship, which was placed on nonaccrual status during the second quarter of 2023, and had a net principal balance of $214.0 million as of December 31, 2025. Since the Company placed these loans on nonaccrual status, the Company has been unable to accrue approximately $91.2 million of interest income in the aggregate through December 31, 2025.
The Company’s level of credit risk is elevated due to relationship exposure to the Company’s largest credit relationship.
As of December 31, 2025, the Company’s largest credit relationship is loans, now reduced to judgments, related to various entities in which James. C. Justice, II has an interest (collectively, the “Justice Entities”). This relationship operates in the hospitality, agriculture and energy sectors and had loans, now reduced to judgments, outstanding with an aggregate principal amount of $214.0 million. All such loans are classified in the Other segment of the Company’s loan portfolio. During the second quarter of 2023, the Company placed these loans on nonaccrual status due to loan maturities and failure to pay in full.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
This credit relationship comprises 87.7% of the Company’s nonperforming assets and NPLs and 5.5% of total portfolio loans at December 31, 2025.
The Company believes it is well secured based on the net carrying value of the credit relationship and it has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. The Company has agreed on a path of curtailment and payoff of such loans. During the year ended December 31, 2025, the Company received $38.0 million in curtailment payments and, in the aggregate, has received $87.9 million in curtailment payments since the loans were initially placed on nonperforming status. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its NPLs, including claims that may be asserted by other purported creditors.
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
A significant portion of the Company’s commercial loan portfolio is secured by real estate, and adverse changes in the real estate market or economic conditions could adversely affect our results.
A significant portion of the Company’s commercial loan portfolio is secured by real estate, which exposes the Company to risks associated with adverse changes in real estate market conditions and broader economic trends. As of December 31, 2025, approximately 94.4% of the Company’s commercial loan portfolio consisted of loans secured by real estate. Adverse economic conditions affecting occupancy levels, rental rates, or tenant demand in the markets the Company serves could increase the likelihood of borrower defaults.
Real estate collateral generally serves as a secondary source of repayment in the event of borrower default. The value of this collateral may be adversely affected by changes in market demand, rental rates, capitalization rates, interest rates, or other economic factors, and may be insufficient to fully recover outstanding principal and accrued interest. As a result, declines in real estate values could lead to increased credit losses, higher provisions for credit losses, and reduced profitability.
The Company’s CRE loan portfolio is concentrated primarily in North Carolina, Virginia, South Carolina, West Virginia and Georgia, with significant exposure to the retail/restaurant, warehouse, hospitality, multifamily, and office sectors. Due to this geographic and industry concentration, the Company may be more sensitive than more geographically or sector diversified institutions to economic downturns, real estate market disruptions, or localized adverse developments in these markets, which could materially and adversely affect the Company’s business, financial condition, results of operations, liquidity, and capital position.
The Company relies on independent appraisals and other valuation techniques in evaluating and monitoring loans secured by real estate collateral securing a significant portion of its loan portfolio, which may not accurately describe the net value of the asset.
A significant portion of the Company’s loan portfolio is secured by real estate, and the Company relies on independent third party appraisers to provide professional estimates of the value of such collateral. Appraisals are inherently subjective and represent estimates of value at a specific point in time, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the net value of the real estate after the loan is made. As a result, appraisals may be affected by assumptions, incomplete information, errors in fact or judgment, or changing market conditions, which could adversely impact their reliability.
If a borrower defaults on a loan secured by real estate, the Company’s recovery depends significantly on the accuracy and timeliness of the collateral valuation obtained from independent appraisers and other valuation methodologies. Appraisals are based on assumptions, comparable sales data, market conditions, and professional judgments that may prove to be inaccurate, outdated, or unavailable in stressed or illiquid markets. If an appraisal overstates the collateral’s fair value or fails to fully capture declining market conditions, the Company may not realize the estimated collateral value upon liquidation. As a result,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
the Company could be unable to recover the outstanding principal and accrued interest, which may lead to higher credit losses and adversely affect the Company’s financial condition and results of operations.
The Company generally obtains updated appraisals in connection with certain credit events, including requests for additional funding, material modification to loan terms, significant extensions of maturity dates, or when a loan becomes collateral dependent. Updated valuations are also typically obtained prior to foreclosure or other collection actions. However, there can be no assurance that updated appraisals will accurately reflect realizable values or that the collateral will be sufficient to mitigate potential losses.
The Company also relies on appraisals and other valuation techniques to establish the value of OREO that is acquired through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, the Company’s consolidated financial statements may not reflect the correct value of OREO, and our ACL may not reflect accurate loan impairments.
The Company’s concentration in commercial real estate loans, including construction loans, increases its credit risk and could adversely affect its financial condition and results of operations.
The Company maintains a significant concentration in loans secured by CRE, which subjects it to heightened credit risk compared to institutions with more diversified loan portfolios. As of December 31, 2025, loans secured by commercial purpose real estate, excluding construction loans, totaled approximately $2.2 billion, or 57.1% of the Company’s total loan portfolio. These loans typically involve larger average balances. These loans often also have more complex financial and credit risks than residential real estate loans.
Repayment of CRE loans generally depends on the successful operation of the underlying property and the borrower’s ability to generate sufficient cash flow, often through tenant occupancy and lease payments, to service debt obligations. Consequently, these loans are particularly sensitive to adverse changes in macroeconomic conditions, including fluctuations in supply and demand, declining property values, rising capitalization rates, and reduced rental income. Because these exposures are concentrated in a smaller number of borrowers with larger loan balances, deterioration in the performance of a limited number of loans could have a disproportionately negative impact on the Company.
At December 31, 2025 the Company’s hospitality portfolio totaled approximately $373.5 million, or 9.6% of total loans. The performance of hospitality properties is highly cyclical and closely tied to business and leisure travel trends, consumer spending, and broader economic conditions, making these loans particularly vulnerable during economic downturns.
The Company also held approximately $481.8 million, or 12.4% of total loans, in CRE construction loans at December 31, 2025. Construction lending is inherently riskier than lending on stabilized properties due to factors such as project delays, cost overruns driven by labor or material price increases, contractor performance issues, regulatory approvals, and the speculative nature of lease up and absorption. Additionally, repayment often depends on the borrower’s ability to complete the project on time and within budget or to secure permanent financing.
A severe downturn in CRE markets could reduce demand for commercial space, increase vacancy rates, compress rental income, and negatively affect property valuations. If borrowers experience financial distress or collateral values decline, the Company may incur higher levels of delinquencies, nonperforming assets, and credit losses, which could materially and adversely affect the Company’s financial condition and results of operations.
The banking regulatory agencies have expressed concerns about weaknesses in the CRE market. Banking regulators generally give CRE lending greater scrutiny and may require banks with higher levels of CRE loans to implement enhanced risk management practices, including stricter underwriting, internal controls, risk management policies, more granular reporting, and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of CRE lending growth and exposures. If the Company’s banking regulators determine that its CRE lending activities are particularly risky and are subject to such heightened scrutiny, the Company may incur significant additional costs, be required to raise additional capital or maintain higher capital levels, or be required to restrict certain of its CRE lending activities. Furthermore, failures in the Company’s risk management policies, procedures and controls could adversely affect the Company’s ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
A significant part of the Company’s lending business is focused on small to medium-sized business which may be impacted more severely during periods of economic weakness.
A significant portion of the Company’s commercial loan portfolio is tied to small to medium-sized businesses in its markets. During periods of economic weakness, small to medium-sized businesses may be impacted more severely than larger businesses. As a result, the ability of smaller businesses to repay their loans may deteriorate, particularly if economic challenges persist over a period of time, and such deterioration would adversely impact our results of operations and financial condition.
The Company’s allowance for credit losses may be insufficient to absorb expected losses in its loan portfolio, which may adversely affect its business, financial condition and results of operations.
The adequacy of the Company’s allowance for credit losses (“ACL”) depends on the effectiveness of management’s estimation processes and the interpretation and application of the Current Expected Credit Losses (“CECL”) methodology. CECL requires the use of forward-looking information and significant management judgment to estimate lifetime expected credit losses, including assumptions related to economic forecasts, borrower performance, collateral values, and other market conditions.
Because CECL incorporates reasonable and supportable forecasts, the ACL is inherently sensitive to changes in economic conditions and management assumptions. As a result, the Company may experience increased volatility in its ACL, particularly during periods of economic uncertainty or rapid deterioration in market conditions.
There can be no assurance that the ACL will be sufficient to absorb actual credit losses. If economic conditions worsen, if specific loan segments experience elevated stress, or if borrower performance declines unexpectedly, the Company may be required to increase its ACL through additional provisions for credit losses. Such provisions would reduce earnings and could materially and adversely affect the Company’s financial condition and results of operations.
The Company periodically enhances and refines its credit loss models, methodologies, and underlying assumptions as new information becomes available. However, if the assumptions, estimates, or judgments used in calculating the ACL prove to be inaccurate, or if the Company fails to identify appropriate economic indicators, or correctly estimate the timing of magnitude of future economic changes, the ACL may not adequately reflect credit losses.
In addition, management evaluates the “Other” segment using discounted cash flow (“DCF”) analysis that incorporates multiple economic scenarios and probability weightings based on management’s expectations. Predicting the resolution of these loans is inherently uncertain, and the models may not fully capture the range of potential outcomes. If actual results differ materially from these estimates, the Company could incur credit losses in excess of the established ACL.
The Company’s banking regulators also periodically review its ACL as part of their examination process and may require the Company to increase its allowance by recognizing additional provision for credit losses charged to expense, or to decrease the allowance by recognizing loan charge-offs which may, in turn, require additional provisions for credit losses. Any such required additional provisions for credit losses could have a material adverse effect on the Company’s financial condition and results of operations.
Our real estate lending activities may result in the acquisition of OREO, which could increase expenses and negatively impact our financial condition and results of operations.
Because the Company originates loans secured by real estate, it may be required to foreclose on collateral properties to protect its investment. Following foreclosure, the Company may take title to the property and assume the risks associated with real estate ownership, including the potential for declines in property values and the costs of maintaining and disposing of such assets.
The amount ultimately realized from the sale of OREO properties is subject to numerous factors beyond the Company’s control, local and national economic conditions, changes in neighborhood property values, interest rate movements, real estate tax rates, operating expenses, environmental remediation requirements, and fluctuations in supply and demand for commercial and residential properties. If real estate markets weaken, the Company may be unable to sell OREO properties at prices equal to or greater than their carrying values, which could result in write-downs and additional losses.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
Ownership of OREO also requires ongoing expenditures, such as property taxes, insurance maintenance, security, and other operating costs. For income producing properties, rental income may be insufficient to cover these expenses, requiring the Company to advance additional funds to preserve the value of the assets. Additionally, the Company may face liability for environmental conditions or other property related risks. For example, if hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as personal injury and property damage. Environmental laws may require the Company to incur substantial expense and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property.
If the Company is required to hold OREO for an extended period or dispose of properties under unfavorable market conditions, these factors could increase noninterest expense, reduce profitability, and materially and adversely affect the Company’s financial condition and results of operations.
Risks Related to Market Conditions, Interest Rates and Investments
The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings, income, cash flow, capital levels and credit quality.
The Company’s business is subject to interest rate risk, and fluctuations in market interest rates may adversely affect its earnings, income, cash flow, capital levels, credit quality and financial condition. The majority of the Company’s assets and liabilities are monetary in nature, which exposes it to significant risks arising from changes in interest rates. Changes in interest rates can affect the Company’s net interest income, the fair value of interest-earnings assets and interest-bearing liabilities, liquidity and funding strategies, and asset-liability risk and related risk management strategies.
The Company’s earnings are highly dependent on net interest income, which represents the difference between interest income earned on loans, investment securities and other interest-earning assets, and interest expense paid on deposits and borrowings. Differences in the timing and repricing characteristics of the Company’s assets and liabilities create interest rate sensitivity gaps. As a result, either the Company’s interest-bearing liabilities may reprice more quickly than its interest-earning assets, or vice versa. If market interest rates move in a manner that is unfavorable to the Company’s interest rate position, its net interest income and earnings could be negatively affected.
Changes in market interest rates may also affect the net yield on interest-earning assets, loan origination volumes, the composition and performance of the Company’s loan and securities portfolios, and its overall funding costs, each of which may adversely impact the Company’s results of operations and financial condition.
Interest rate movements also influence the demand for and origination of loans, the timing of loan prepayments, the fair value of our assets and liabilities, investment activity, deposit retention and growth, the yields earned on loans and investment securities, and the rates paid on deposits or other funding sources.
Although the Company employs asset-liability management strategies designed to manage interest rate risk, these strategies may not fully mitigate the effects of significant, rapid, or unanticipated changes in interest rates. The Company is unable to predict actual fluctuations of market interest rates because many factors influencing interest rates, including inflationary pressures, economic growth or recession, labor market conditions, monetary and fiscal policy actions, geopolitical events, and instability in domestic or global financial markets, are beyond our control. In response to elevated inflation, the FRB increased the federal funds target rate significantly between March 2022 and July 2023. More recently, monetary policy has shifted toward a less restrictive stance, including rate reductions beginning in late 2024 and late 2025, following a prolonged period of elevated interest rates. However, the economic and inflationary outlook in the U.S. remains uncertain, and the Company cannot predict the timing or magnitude of future FRB monetary policy actions. Periods of declining interest rates may compress our interest rate spreads, reduce yields on interest-earning assets, increase loan prepayments, and intensify competition for deposits. Conversely, periods of rising interest rates may increase the Company’s funding costs, increase competitive pressures to raise the rates paid on deposits, reduce loan demand or increase the rate of default on existing loans, alter deposit mix, increase unrealized losses in the investment securities portfolio, and negatively affect borrower repayment capacity, potentially leading to higher credit losses. Higher interest rates also could negatively affect the value of collateral securing the Company’s loans. Declines in collateral values could reduce recovery amounts in the event of borrower defaults and increase credit losses.
The Company cannot predict the timing, direction, or magnitude of future interest rate changes or the extent to which such changes may adversely affect its business, financial condition, or results of operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The value of the Company’s investment securities could decline.
Changes in market interest rates and other market conditions could cause the fair value of our investment securities to decline. The Company holds available-for-sale investment securities that are carried at fair value, the majority of which consist of high-quality, liquid, fixed income instruments. The fair value for certain investment securities is determined using valuation techniques that require significant management judgment. As a result, the price the Company ultimately realizes upon sale of these securities may be less than their carrying value.
The value of our investment securities may also decline due to factors beyond our control, including general economic and market conditions, volatility in the securities market, changes in interest rates or interest rate spreads, and actual or expected changes in inflation. Increases in market interest rates, in particular, have in the past, and may in the future result in declines in the fair value of fixed-income securities.
Declines in the fair value of our available-for-sale investment securities are reflected in accumulated other comprehensive income (“AOCI”) and, therefore, may negatively affect shareholder’s equity, regulatory capital ratios, and liquidity. Although the Company does not intend to sell investment securities while in an unrealized loss position, further changes in market conditions, liquidity needs, or regulatory requirements could require the Company to sell securities at unfavorable prices, which could adversely affect its financial condition and results of operations.
Inflation could negatively impact the Company’s business, its profitability, and its stock price.
Inflationary pressures, as well as volatility and uncertainty related to inflation, could adversely affect our business, results of operations, financial condition, and stock price. Elevated or persistent inflation may increase operating costs for businesses and consumers and contribute to weaker economic conditions, which could reduce demand for our products and services.
Higher inflation or inflation-related volatility may negatively affect the creditworthiness of our borrowers, particularly if increased costs are not offset by higher revenues or pricing power. Inflation may also adversely affect the value of our investment securities and other interest-earning assets and could contribute to increased market volatility and interest rate uncertainty.
In addition, inflationary pressures may increase our operating expenses, including costs related to talent acquisition and retention, compensation, and employee benefits, as well as other noninterest expenses. If inflation remains elevated or becomes more volatile, the Company may experience pressure on net interest margins, higher credit losses, and challenges in achieving budgeted earnings or financial targets. Any failure to meet market expectations could adversely affect the market price of our common stock.
Risks Related to the Company’s Operations, Cybersecurity and Technology
A failure, disruption, or breach of our operational, cybersecurity, or information technology systems, or those of third-party service providers, could disrupt the Company’s business and adversely affect our results of operations, liquidity, financial condition, and reputation.
Our operations rely heavily on the secure and efficient functioning of our information technology systems, data management processes, internal controls, and operational infrastructure, as well as those of third parties that support critical business functions. The Company depends on associates and third-party vendors in its day-to-day operations, and human error, misconduct, or malfeasance, system failures, or security breaches whether intentional or accidental could expose the Company to operational, financial, legal, and reputational risks.
The Company processes a significant volume of customer and financial transactions daily and rely on systems supporting accounting, data processing, payment and settlement activities, electronic funds transfers, loan servicing, online and mobile banking. These systems may fail, become unavailable, or be compromised, due to various factors, including cyberattacks, ransomware or malware incidents, sudden increases in transaction volume, power or telecommunications outages, software or hardware failures, natural disasters, geopolitical or social events, or other circumstances that may be beyond our control. Any such disruption could impair our ability to process transactions, provide services to customers, or meet regulatory or contractual obligations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The Company has implemented business continuity plans, backup systems, cybersecurity controls, and other safeguards designed to support the resilience and security of our operations. However, these measures may not be effective in preventing or mitigating all operational disruptions or security incidents. Additionally, in the event that backup systems are used, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. In addition, our ability to control or remediate risks associated with third-party service providers is more limited than for systems and processes under our direct control, and failures or breaches involving third parties could have adverse effects on our business.
The Company also continuously updates, enhances, and integrates its systems to support operational needs, regulatory requirements, and growth initiatives. These efforts involve significant costs and may create risk related to system implementation, data migration, integration challenges, or operational disruptions during transition periods. Any failure to effectively manage these risks could adversely affect our business, results of operations, liquidity, financial condition, and reputation.
Cyberattacks, information security breaches, or technology failures involving our systems or those of third-party service providers could impair our ability to conduct business, manage risk exposures, and safeguard confidential information, and could adversely affect our results of operations, liquidity, financial condition, and reputation.
Our business is highly dependent on the secure and efficient operation of our information technology infrastructure, computer systems, data management systems, and networks, as well as those of third parties upon whom it relies. The Company depends on digital technologies to process, transmit, store, and retrieve confidential, proprietary, and sensitive information, including customer and associate data. Cybersecurity risks for financial institutions have increased significantly in recent years due to the expanded use of digital banking channels, mobile and cloud technologies, remote work environments, the use of AI, “bots” or other automation software, which can increase the velocity and efficacy of cyberattacks, and the growing sophistication and frequency of cyber threats posed by organized crime, hackers, ransomware groups, and foreign state actors.
Our systems and those of our third-party service providers may be vulnerable to a variety of cyber incidents, including malware, ransomware, phishing attacks, denial-of-service attacks, data breaches, insider misuse, and other unauthorized access or system disruptions. Customers, associates, and third parties may also access our systems using personal or remote devises that are outside of our controlled network environment, which may increase cybersecurity risks. The Company will likely face an increasing number of attempted cyberattacks as the Company expands its mobile and other internet-based products and services, as well as its usage of mobile and cloud technologies and as it provides more of these services to a greater number of retail and commercial banking customers. Financial institutions have been, and are expected to remain, target of such attacks, which could result in the unauthorized access, disclosure, loss, misuse, or destruction of confidential information, disruption of business operations, or degradation of customer services.
Although the Company has not experienced a material cybersecurity incident to date, there can be no assurance that it will not experience an incident in the future. Technology failures, cyberattacks, or other information security breaches may not be prevented or detected despite our efforts and could result in material financial losses, operation disruptions, regulatory scrutiny, litigation, or reputational harm. In addition, remote work arrangements may increase exposure to cybersecurity risks if residential networks or personal devices are less secure than our office environments. The existence of cyberattacks or security breaches at third-party service providers with access to the Company’s data also may not be disclosed to the Company in a timely manner.
The Company also faces risks from insider threats, as associates and contractors with authorized access to our systems may misuse information, intentionally or unintentionally. While the Company maintains policies, procedures and controls designed to mitigate insider and external threats, these measures may not be fully effective in preventing all incidents.
As cyber threats continue to evolve, the Company may be required to invest significant additional resources to enhance security controls, monitor emerging risks, investigate potential incidents, and remediate vulnerabilities. Any cybersecurity or information security incident could result in loss of customers, disruption of operations, increased operating and insurance costs, regulatory investigations or enforcement actions, litigation, customer notification and credit monitoring expenses, fines or penalties, reputational damage, and other adverse consequences, any of which could materially and adversely affect our business, results of operations, liquidity, and financial condition.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The Company relies on third-party service providers and other suppliers to support a number of critical business functions, including technology infrastructure, data processing, payment systems, and its core operating platform. An interruption, failure, or cessation of services provided by any significant third-party provider could disrupt its operations and have a material adverse effect on its business, results of operations, liquidity, or financial condition.
The Company is dependent on third-party providers for a substantial portion of its technology environment, including its core banking and other key systems. If any of these providers were to experience operation failures, cybersecurity incidents, financial distress, elect to discontinue or materially modify their services, or fail to handle current or higher volumes of use, the Company could experience significant disruptions to its business. In addition, these providers are themselves, subject to risks of cyberattacks, data breaches, system failures, and other security incidents, and there can be no assurance that their systems have not been in the past and will not be in the future compromised.
Our ability to monitor, control, or remediate risks associated with third-party systems is more limited than for systems under our direct control. A failure by a third-party provider to maintain adequate performance, reliability, resilience, or security could impair our ability to process transactions, service customers, comply with regulatory requirements, or manage operation and financial risks. Such failures could also result in the unauthorized access to or disclosure of sensitive customer or proprietary information, leading to reputational harm, loss of customer relationships, regulatory scrutiny, litigation, or financial liability.
If the Company were required to replace a significant third-party service provider, it may not be able to do so in a timely manner or on comparable or commercially reasonable terms. Transitioning to alternative providers could involve substantial costs, implementation risks, data migration challenges, service disruptions, and reduced functionality during transition periods, any of which could materially and adversely affect our business and results of operations.
Failure to keep pace with technological change could adversely affect the Company’s business and ability to remain competitive, and it may experience operational challenges when implementing new technologies.
The financial services industry is continually undergoing technological change with frequent introductions of new technology-driven products and services, and the Company anticipates that new technologies will continue to emerge. The Company’s continued success depends, in part, on the ability to address the needs of its customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. Developing or acquiring access to new technologies and incorporating those technologies into our products and services, or using them to expand our products and services, may require significant investments, may take considerable time to complete, and ultimately may not be successful. If the Company fails to maintain or enhance its competitive position with respect to technology, whether because of a failure to anticipate customer expectations, substantially fewer resources to invest in technological improvements than its larger competitors, or because its technological developments fail to perform as desired or are not rolled out in a timely manner, the Company may lose market share or incur additional expense. In addition, any future implementation of technological changes and upgrades to maintain current systems may cause operational and customer challenges upon implementation and for some time afterwards. Key challenges include service interruptions, transaction processing errors and system conversion delays, which may cause the Company to lose customers or fail to comply with applicable laws, and may cause the Company to incur additional expenses, which may be substantial and could have a material adverse effect on its business, financial condition, results of operations, and future prospects.
The Company’s business is dependent on its executive management team and other key personnel, and the loss of their services could adversely affect its operations.
The Company’s success depends significantly on the leadership, experience, and expertise of its executive officers and other key personnel. These individuals possess substantial knowledge of the markets the Company serves, maintain important customer and community relationship, and provide critical strategic direction.
The unexpected loss of the services of one or more executive officers or key personnel could disrupt the Company’s operations, impair customer relationships, and hinder the execution of strategic initiatives. The loss of personnel with extensive customer relationship may also lead to the loss of business if the customers were to follow that employee to a competitor. In addition, competition of qualified financial services professionals is intense, and the Company may not be able to attract or retain suitable replacements on a timely basis or at acceptable costs. The loss of key personnel, or the inability to recruit and retain experienced leaders, could materially and adversely affect the Company’s business, financial condition, and results of operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The Company uses models in its business, and could be adversely affected if its design, implementation, or use of models is flawed.
The use of statistical and quantitative models and other quantitatively based analyses is central to bank decision-making and regulatory compliance processes, and the employment of such analyses is becoming increasingly widespread in our operations. The Company uses quantitative models to price products and services, measure risk, calculate the quantitative portion of its allowance for credit losses, estimate asset and liability values, assess capital and liquidity, manage its balance sheet, create financial forecasts, and otherwise conduct our business and operations. The Company anticipates that model-derived insights will penetrate further into bank decision-making, and particularly risk management efforts. While these quantitative techniques and approaches improve its decision-making, they also create the possibility that faulty data or flawed quantitative approaches could yield adverse outcomes or regulatory scrutiny. Additionally, because of the complexity inherent in these approaches, misunderstanding or misuse of their outputs could similarly result in suboptimal decision-making. The Company also relies on model inputs that are provided by third parties. To the extent that any flawed models or inaccurate model outputs are used in reports to banking agencies or the public, the Company could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect its business, financial condition, and results of operations.
The Company is subject to physical and financial risks associated with climate change and other weather and natural disaster impacts.
The Company is subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in the Company’s markets subject it to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. In addition, the effects of climate change may have a significant effect on our geographic markets and could disrupt our operations or the operations of our customers, third-party service providers, or supply chains more generally. Those disruptions could result in declines in economic conditions in our geographic markets or industries in which our borrowers operate and impact their ability to repay loans or maintain deposits. Climate change could also impact its assets or employees directly or lead to changes in customer preferences that could negatively affect its growth or business strategies. In addition, the Company’s reputation and customer relationships could be damaged due to our practices related to climate change, including our or our customers’ involvement in certain industries or projects. In recent years, the federal banking regulators have focused on the physical and financial risks to financial institutions associated with climate change; although, expectations with respect to these matters has been changing, and it is difficult to predict changes in priorities and requirements with respect to these matters, including any changes in compliance costs relating to such changes.
Risks Related to Liquidity
Liquidity risks and adverse developments affecting the financial services industry could materially adversely affect our financial condition and results of operations.
Adverse developments in the financial services industry, including actual events or concerns involving liquidity constraints, defaults, nonperformance by financial institutions or transactional counterparties, or other similar risks have in the past and may in the future lead to market-wide liquidity disruptions. Such risks may be amplified by extensive media coverage and social media activity, which can accelerate customer reactions and negatively impact confidence in the banking system.
Liquidity is essential to our business, and our funding strategy relies primarily on customer deposits, supplemented by secondary sources such as wholesale funding facilities and other contingent liquidity arrangements. Deposit levels may be affected by a variety of factors, including changes in market interest rates, competitive pricing pressures from other financial institutions, inflationary conditions, general economic trends influencing savings behavior, and customer perceptions regarding the safety and soundness of the banking industry or specific institutions.
The closures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first quarter of 2023, and the resulting industry volatility, underscored the importance of maintaining diversified funding sources and robust liquidity management practices. The response to bank closures by the U.S. government, including the U.S. Department of the Treasury, the FDIC and the FRB, cannot be predicted, and the policies and regulations implemented in response to past bank closures cannot be

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
expected to be extended or repeated in response to a future bank closure. Additionally, during periods of industry stress, governmental and regulatory actions intended to stabilize the banking system may not be sufficient to prevent funding disruptions or deposit outflows, particularly sudden or large-scale withdrawals.
If these conditions were to occur, they could impair our access to funding, place pressure on our liquidity position, and materially adversely affect our financial condition and results of operations.
The Company’s liquidity could be adversely affected if it were unable to access short-term funding or monetize liquid assets.
The Company’s ability to maintain adequate liquidity depends on reliable access to funding sources and the capacity to convert liquid assets into cash in a timely manner. Significant volatility or disruptions in the wholesale funding markets or investment securities markets could materially impair its access to short-term funding.
Factors outside our control may further limit our ability to obtain funding or monetize liquid assets, including the need to sell investment securities at unfavorable prices or the inability to sell such assets at all, operational or financial difficulties affecting third parties that participate in funding or securities markets, and unexpected or substantial deposit outflows.
If the Company is unable to access short-term funding or monetize liquid assets as needed, our ability to originate new loans, fund existing commitments, and otherwise support our operations could be negatively affected. Such conditions could place pressure on our liquidity position, adversely affect regulatory capital, and materially harm our financial condition and results of operations.
The Company’s reliance on customer deposits for funding and liquidity could adversely affect its financial performance if access to such funding becomes impaired.
Customer deposits represent the Company’s primary and generally lowest cost source of funding and are critical to supporting its liquidity and growth strategies. Deposit levels are influenced by numerous factors, including interest rates offered by competitors, prevailing market interest rates, returns available on alternative investments, customer preferences, and broader economic conditions.
A decline in deposit balances could require the Company to replace this funding with higher cost alternatives, which would likely increase its interest expense and negatively affect its net interest margin and profitability. If deposits in our markets are insufficient to support our operating needs and growth, the Company may seek supplemental funding through sources such as federal funds lines with other financial institutions, borrowings from the FHLB, institutional CD market, brokered deposits, or the issuance of debt or equity securities, including subordinated notes.
Access to these alternative funding sources may be limited or more expensive due to factors largely outside of our control, including our financial condition, disruptions in the capital markets, changes in investor sentiment toward financial institutions, competitive pressures from other banking organizations, our financial condition, and broader economic uncertainty. Some competitors may have greater financial resources, stronger credit ratings, or broader market access than the Company does, which could further constrain its funding options.
If the Company is unable to obtain sufficient funding on acceptable terms to support its operations and strategic initiatives, its ability to grow, maintain adequate liquidity, and execute its business strategy could be materially adversely affected, which in turn could harm its financial condition and results of operations.
The Company’s ability to meet contingency funding needs during periods of financial stress depends on access to wholesale funding sources, including the FHLB of Atlanta, and any disruption to these sources could materially adversely affect its liquidity.
In the event of a crisis that disrupts our core deposit base, our ability to meet contingency funding needs relies significantly on access to wholesale funding markets. Significant and unanticipated deposit outflows have occurred at other financial institutions and could occur in the future. Advances in technology have increased the speed at which deposits can be transferred within or outside the banking system, while the rapid dissemination or information, including through traditional and social media may

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
amplify customer concerns and accelerate withdrawal activity. These factors may heighten funding pressures and increase the Company’s reliance on contingency liquidity sources.
The Company’s primary contingency funding source is borrowings from the FHLB of Atlanta. As a member of the FHLB system, the Company may borrow against a line of credit secured by a blanket lien on certain commercial and multifamily loans, residential mortgages, and available-for-sale investment securities. At December 31, 2025, total borrowing capacity with the FHLB was approximately $1.5 billion, or about 30% of total assets, although actual availability is dependent on the amount and composition of eligible collateral pledged at any given time.
Any operational, financial, or regulatory disruption affecting the FHLB or the broader FHLB system could materially impair our ability to meet short and long-term liquidity needs. In addition, access to FHLB advances is subject to our continued compliance with applicable borrowing requirements, collateral eligibility standards, and regulatory expectations. If our financial condition were to deteriorate or if regulatory authorities were to restrict our access, the FHLB may be unwilling or unable to provide funding when needed.
Additional wholesale liquidity sources include the FRB discount window, the brokered CD market, federal funds lines with correspondent banks totaling approximately $75.0 million, and the ability to generate liquidity from our investment securities portfolio through pledging or sales. However, the Company may face increased competition for these funding sources during periods of market stress, which could increase its cost of funds or limit the availability of these funding sources.
If the Company is unable to access adequate funding on acceptable terms, its financial flexibility could be severely constrained, impairing its ability to meet customer needs, support lending activities, maintain adequate liquidity, and execute our business strategy. Such conditions could materially adversely affect its financial condition and results of operations.
The Company depends on dividends from its bank subsidiary for substantially all of its revenue, and regulatory restrictions on the Bank’s ability to pay dividends could adversely affect its financial condition.
The Company is a separate legal entity from the Bank and relies primarily on dividends from the Bank to provide the funds necessary to meet our obligations, including the payment of operating expenses, servicing of any outstanding debt, and the payment of future dividends on our common stock.
Federal and Virginia laws and regulations, as well as supervisory expectations, limit the amount of dividends the Bank may pay to us. The Bank’s ability to declare and pay dividends is also subject to its earnings, financial condition, capital levels, liquidity position, and, as applicable, regulatory approval or non-objection. Regulatory authorities may restrict or prohibit dividend payments if they determine that such payments would be unsafe or unsound or otherwise inconsistent with applicable regulations. For more information on these regulatory restrictions on the right of the Bank to pay dividends to the Company and on the right of the Company to pay dividends to its shareholders, see Part I, Item 1 “Supervision and Regulation—Dividend Limitations” in this Annual Report on Form 10-K.
If the Bank is unable to pay dividends to the Company, the Company may lack sufficient liquidity to satisfy its obligations, including servicing its outstanding debt and paying future dividends on its common stock, and may be required to seek alternative sources of funding, which may not be available on favorable terms or at all. Any inability to receive dividends from the Bank could materially adversely affect our business, financial condition, results of operations, and shareholder returns.
Any declaration and payment of dividends on our common stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock, and other factors deemed relevant by the Board of Directors. Furthermore, consistent with our business plans, growth initiatives, capital availability, projected liquidity needs, and other factors, the Company has made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to its shareholders.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
Risks Related to the Company’s Business Strategy
The Company’s profitability is significantly influenced by economic conditions in the markets that it serves.
The Company’s success is closely tied to the economic health of the geographic markets in which it operates, primarily Virginia and North Carolina. Local economic conditions directly affect the performance of our loan portfolio, particularly commercial, real estate and construction loans, by influencing borrowers’ ability to repay, the value of collateral securing these loans, and customer demand for loans, deposits, and other financial products and services.
Adverse changes in economic conditions, whether regional, national, or global, could reduce economic activity and negatively affect our financial performance. Such conditions may include inflationary pressures, elevated interest rates, recessionary environments, unemployment, supply chain disruptions, public health crisis, acts of terrorism, geographic instability or military conflicts (including the military conflict with Iran), and other domestic or international events beyond our control. While the long-term impacts of these developments are inherently uncertain, any significant or prolonged economic downturn in our markets could lead to increased credit losses, reduced loan growth, weakened deposit trends, and declines in collateral values.
If economic conditions deteriorate in the markets the Company serves, its business, financial condition, results of operations, and growth prospects could be materially adversely affected.
The Company faces significant competition from financial institutions and other providers of banking and financial services, which could adversely affect its growth and profitability.
The Company conducts its banking operations primarily in Virginia and North Carolina, and faces strong competition in each of the markets that it serves. Increased competition for loans, deposits, and other financial services may limit the Company’s ability to grow and could place pressure on pricing, profitability, and market share.
The Company’s competitors include national and regional banks, community banks, savings institutions, credit unions, finance companies, mortgage banks, brokerage firms, financial technology companies, insurance companies, and other financial intermediaries. In addition, certain nonbank financial services providers operate with fewer regulatory constraints, may have larger lending limits, and may be better positioned to serve the credit needs of larger customers.
Many of our competitors have substantially greater financial, operational, and technological resources than the Company does. These institutions may benefit from broader brand recognition, more extensive branch and ATM networks, greater financial resources, including larger marketing budgets, higher lending limits and the ability to offer a wider array of products and services. Such advantages may enable competitors to attract customers by offering more favorable loan and deposit rates, reduced fees, and enhanced digital banking capabilities.
Technological innovation has intensified competition within the financial services industry by enabling both traditional institutions and emerging financial technology companies to deliver products and services historically provided by banks. Many of these non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies, like the Company, and federally insured banks, like the Bank, which may allow them to offer greater lending limits and certain products and services that the Bank does not provide. Additionally, out-of-market institutions may enter our footprint through loan production offices, digital platforms, or deposit-gathering strategies, further increasing competitive pressures.
If the Company is unable to successfully compete for customers, it may experience slower loan and deposit growth or be forced to accept lower yields on loans or pay higher rates on deposits to retain and attract customers. Any of these outcomes could materially adversely affect its business, financial condition, and results of operations.
Customers may increasingly bypass traditional banking relationships, which could adversely affect the Company’s revenue and funding sources.
Technological advancements and evolving consumer preferences are enabling financial transactions to occur through alternative channels that historically required the involvement of banks. Customers may choose to maintain funds in brokerage accounts, mutual funds, prepaid products, or other nonbank platforms, such as crypto currencies or other digital assets, rather than traditional deposit accounts. In addition, many payment and money transfer services allow customers to pay bills, transfer funds, and conduct other financial activities without direct interaction with a bank.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The Company faces growing competition from financial technology (“fintech”) companies and other nonbank providers, as the adoption of digital financial services has accelerated in recent years. These competitors often offer specialized products, streamlined digital experiences, and rapid innovation cycles that may appeal to customers seeking convenience, speed, and lower costs. Many of these nonbank providers are not subject to the same extensive federal regulation that govern bank holding companies and federally insured banks, and as a result, can offer products and services that the Company is unable to offer or to offer such products and services at more competitive rates.
The ongoing process of disintermediation (i.e., the removal of banks as intermediaries in financial transactions) could reduce our fee income, diminish deposit balances, and increase our cost of funds if lower cost deposits are replaced with more expensive funding sources. A sustained shift away from traditional banking relationships could also weaken customer engagement and limit opportunities to cross-sell products and services.
If these trends continue, the resulting loss of deposits, revenue streams, and customer relationships could materially adversely affect our financial condition, results of operations, and long-term growth prospects.
Our ability to execute our business strategy depends on attracting and retaining qualified personnel.
The successful execution of the Company’s business strategy depends on its ability to identify, recruit, develop, motivate and retain experienced personnel who possess strong customer relationships and market knowledge within the Company’s primary service areas. These individuals are critical to developing new business opportunities, expanding customer relationships, and supporting the delivery of financial products and services.
Competition for qualified financial services professionals is intense and has contributed to rising compensation and employee benefit costs, a trend that may continue. Sustained increases in personnel expenses could place pressure on the Company’s profitability and operating results.
In addition, the process of identifying candidates with the combination of skills, experience, and culture fit can be time consuming, and the Company may not successfully recruit or effectively integrate new hires into its operations. Failure to attract, retain, and successfully onboard talented personnel in a timely manner could limit the Company’s growth, disrupt operations, and impair its ability to implement its business strategy effectively, which could materially and adversely affect the Company’s business, financial condition, and results of operations.
Risks Related to Regulatory Compliance and Legal Matters
The Company is subject to extensive regulation and supervision, and changes in laws or regulatory expectations could materially adversely affect its business.
The banking industry is highly regulated, and the Company is subject to comprehensive federal and state supervision. These laws and regulations are primarily intended to protect depositors, the DIF, and the stability of the financial system rather than security holders. Regulatory requirements influence many aspects of our operations, including lending practices, capital levels, investment activities, dividend policy, liquidity management, product offerings, and growth initiatives, and compliance with these regulatory requirements is costly.
Congress, federal regulatory agencies, and state authorities frequently review banking laws, regulations, and supervisory guidance. Changes in statutes, regulations, regulatory interpretations, or examination practices may occur with little advance notice and could affect the Company in substantial and unpredictable ways. Such changes may increase compliance costs, restrict the products and services the Company is permitted to offer, limit our growth, or enhance the ability of nonbank financial providers to compete with traditional banking institutions.
For example, the Company derives a portion of our noninterest income from consumer overdraft fees, an area that has received heightened scrutiny from regulators and policymakers. Future regulatory actions or legislative changes could impose additional limitations on overdraft programs, which may reduce fee income, increase compliance obligations, or heighten its exposure to regulatory investigations and private litigation.
Failure to comply with applicable laws, regulations, or supervisory expectations could result in enforcement actions by federal or state authorities, including the imposition of civil money penalties, formal or informal consent orders, restrictions on our

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
operations, limitations on capital distributions, the loss of deposit insurance, or, in extreme cases, the revocation of our banking charter. Additionally, perceived compliance deficiencies could harm our reputation and negatively affect customer and investor confidence. Further, the financial services industry faces more aggressive enforcement of laws at the federal, state and local levels, particularly in connection with practices that may harm consumers or the financial system more generally, which heightens the risk associated with both actual and perceived violations. For additional information regarding the regulatory framework applicable to us, see “Supervision and Regulation” included in Item 1, Business, of this Annual Report on Form 10-K.
The CFPB may increase our regulatory compliance burden and could affect the consumer financial products and services that the Company offers.
The CFPB influences consumer financial laws, regulation and policy through rulemaking related to enforcement of the Dodd-Frank Act’s prohibits against unfair, deceptive and abusive consumer finance products or practices, which directly affect the business operations of financial institutions offering consumer financial products or services, including the Corporation. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction, financial product or service. In particular, the CFPB’s interpretation of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive consumer finance products or practices and the application of those prohibitions to so-called “junk fees” may ultimately affect products or services currently offered by the Corporation and its subsidiaries and may affect the amount of revenue that may be derived from these products and services in the future, especially revenue from overdraft products offered by the Bank. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to the Corporation or its subsidiaries by virtue of the adoption of such policies and practices by the Federal Reserve and the FDIC. Further, the CFPB may include its own examiners in regulatory examinations by the Corporation’s primary regulators. The limitations and restrictions imposed by the CFPB may produce significant, material effects on our business, financial condition and results of operations. There is ongoing uncertainty as to the CFPB’s regulations and approach to enforcement and supervision; although, the current leadership of the CFPB has indicated intentions to rescind or revise many regulations, as well as to narrow its enforcement and supervision. The Company cannot currently predict the impact of such changes on our business, financial condition and results of operation.
Legislation, regulatory, and governmental policy changes could materially affect the economy, the financial services industry and our business.
The financial services industry is highly sensitive to changes in legislation, regulation, and government policy at the federal and state levels. Following the 2024 U.S. presidential election, which resulted in the return of President Donald Trump to office in January 2025, shifts in policy priorities, agency leadership, and supervisory approaches have occurred and may continue to evolve.
Changes in administration and congressional leadership often lead to revisions in regulatory frameworks, examination practices, supervision and enforcement priorities, and rulemaking initiatives affecting financial institutions, as well as to changes in the leadership and senior staffs of the federal banking agencies, which also drive such changes. In addition, changes in key personnel at the agencies that regulate financial institutions may result in differing interpretations of existing rules and guidelines and potentially different supervision and enforcement priorities.
The ultimate impact of these developments remains uncertain. Government actions, including changes in banking regulation, capital requirements, trade policy, tariffs, immigration policy, fiscal spending, or other economic initiatives could influence economic growth, inflation, market stability, and the operating environment for financial institutions. Broader policy changes have already drawn mixed reactions from experts and global leaders regarding their potential economic effects.
Because the scope, timing, and consequences of policy and regulatory changes are inherently difficult to predict, such developments could increase compliance costs, impose operational constraints, alter competitive dynamics, or otherwise materially adversely affect our business, financial condition, and results of operations.

Regulatory capital and liquidity requirements could require the Company to maintain higher levels of capital and liquid assets, which may adversely affect its profitability and business operations.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The Company and the Bank each must meet regulatory capital requirements and maintain sufficient liquidity. Banking regulators periodically revise these requirements and may impose additional or heightened standards based on our financial condition, risk profile, growth strategies, or broader economic and industry conditions.
Compliance with heightened capital standards may require the Company to retain earnings, raise additional capital, or limit balance sheet growth. These actions could dilute existing shareholders, reduce returns on equity, and constrain our ability to pursue strategic initiatives. The Company could also be subject to regulatory actions if it were unable to comply with the capital standards.
In addition, regulatory expectations regarding liquidity management may require the Company to maintain higher levels of liquid assets, lengthen the duration of its funding, or modify aspects of its business model. Such measures could reduce net interest income and overall profitability.
Changes to regulatory capital rules including revisions to asset risk weightings, the composition of qualifying capital, required regulatory deductions, or the capital conservation buffer could restrict our ability to make capital distributions, including paying out dividends or repurchasing shares, and may require adjustments to our business strategy.
If the Company fails to meet applicable capital or liquidity requirements, it could become subject to supervisory actions or enforcement measures, including restrictions on our operations or growth, and such failure could affect customer confidence, our cost of funds and FDIC insurance costs, our ability to pay dividends, our ability to accept brokered deposits and our ability to make acquisitions, among other things. Any such limitations could materially adversely affect its business, financial condition, results of operations, and shareholder returns.
Failure to maintain effective internal control over financial reporting and disclosure controls could materially adversely affect the Company’s financial condition and results of operations.
Effective internal control over financial reporting and disclosure controls and procedures are essential to our ability to produce reliable financial statements, safeguard assets, prevent and detect fraud, and operate successfully as a public company. The Company is required to establish and maintain an adequate system of internal control over financial reporting and to evaluate its effectiveness on an ongoing basis.
Despite our efforts, our controls may not prevent or detect all errors or fraud. As part of our ongoing monitoring and evaluation processes, the Company may identify material weaknesses or significant deficiencies that require timely remediation. A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements would not be prevented or detected on a timely basis.
If the Company fails to maintain effective internal controls and disclosure controls, or to timely effect any necessary improvement of our internal and disclosure controls, or if material weaknesses are identified and not remediated promptly, it could experience material misstatements in our financial statements or other disclosures. Such events could result in significant investments of management time, regulatory scrutiny, enforcement actions, or litigation, harm our reputation, cause investors to lose confidence in the accuracy and completeness of its financial reporting, and negatively impact its access to capital.
Additionally, the remediation of control deficiencies or material weaknesses may require substantial management attention and significant financial resources and could disrupt our operations. Any of these outcomes could materially adversely affect our business, financial condition, results of operations, and market value of our common stock.
Claims, litigation, and other legal proceedings could expose the Company to significant costs and liabilities and adversely affect its reputation, financial condition and results of operations.
The Company operates in a highly regulated and litigious environment and the Company, its subsidiaries and its respective directors and management are periodically subject to claims, litigation, investigations, and other legal proceedings arising in the ordinary course of business. These matters may relate to, among other things, lending activities, customer relationships, commercial contracts, employment matters, compliance with applicable laws and regulations, and other operational issues.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The outcome of legal proceedings is inherently uncertain, and such matters may involve substantial defense costs, significant damages, or other remedies. While the Company establishes reserves when appropriate and maintain insurance coverage for certain risks, its insurance may not be sufficient to cover all claims, may not apply to all types of proceedings, or may be subject to deductibles and coverage limitations.
Even claims that lack merit can result in significant legal expenses, consume management’s attention, and divert resources from the Company’s business operations. Additionally, allegations of wrongdoing, regardless of their validity could harm the Company’s reputation, impair customer relationships, and increase regulatory scrutiny.
If judgments, settlements, fines, penalties, or related expenses exceed available insurance coverage or established reserves, or if reputational damage results in lost business opportunities, our financial condition, results of operations, and business could be materially adversely affected.
The Company’s risk management framework may not be effective in identifying or mitigating risks, which could adversely affect its financial condition and results of operations.
The Company maintains an enterprise risk management program designed to identify, measure, monitor, report and control the various risks it faces. These risks include, among others, credit, interest rate, liquidity, operational, compliance, legal, reputational, strategic, and economic risks. Our risk management processes incorporate assumptions, judgments, models, and analytical tools that may not always accurately predict risk exposures or future outcomes.
Although the Company regularly evaluates and enhances its risk management framework and related controls, no risk management system can eliminate risk entirely or anticipate every emerging threat. Its framework may prove inadequate due to design limitations, execution failures, ineffective controls, human error, model inaccuracies, insufficient data, or rapidly evolving market conditions. In addition, as the Company’s business grows and becomes more complex, its risk management processes may not adapt quickly enough to address new or heightened risks.
If the Company’s risk management framework is ineffective or if significant gaps or control failures occur, it could experience increased credit losses, operational disruptions, regulatory criticism, financial losses, or reputational harm. Any such developments could materially adversely affect its business, financial condition, results of operations, and long-term prospects.
The Company’s earnings and financial condition are significantly influenced by monetary and fiscal policies of the federal government and its agencies.
The results of the Company’s operations are affected by the monetary and fiscal policies of the federal government and its agencies, particularly the FRB. The FRB regulates the supply of money and credit in the United States and establishes policies that influence interest rates, inflation, financial market conditions, and overall economic activity.
FRB actions directly and indirectly affect the yields the Company earns on loans and securities, the rates it pays on deposits and borrowings, and the value of financial instruments it holds. These policies therefore play a significant role in determining our cost of funds, net interest margin, and overall profitability. Changes in monetary policy, including adjustments to benchmark interest rates, balance sheet management, or other liquidity measures are beyond its control and are inherently difficult to predict.
Monetary policy decisions can also affect the financial condition of our borrowers. For example, a tightening of the money supply or a prolonged period of elevated interest rates could slow economic activity, reduce demand for our borrowers’ products and services, and impair their ability to repay outstanding loans. Conversely, rapid changes in interest rate environments may create volatility in funding costs and asset yields.
Because the timing, magnitude, and impact of monetary and fiscal policy changes are uncertain, such developments could materially adversely affect our business, financial condition, results of operations, and growth prospects.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
Heightened scrutiny and evolving expectations regarding environmental, social and governance (“ESG”) matters may increase costs and expose the Company to additional risks.
As a regulated financial institution and a publicly traded company, the Company faces growing scrutiny from customers, regulators, investors, advocacy groups, and other stakeholders regarding our ESG practices, policies, and disclosures. Stakeholder expectations continue to evolve, and often these stakeholders have differing, and sometimes conflicting, priorities and expectations regarding ESG matters. In addition, certain federal and state law and regulations to ESG matters may include provisions that conflict with other laws and regulations, it may increase costs or limit the Company’s ability to conduct business in certain jurisdictions. Specifically, changing views and scrutiny against certain ESG and corporate diversity, equity and inclusion matters has gained momentum across the United States at national, state and local levels. Failing to comply with legal or regulatory requirements or expectations and standards from customers, regulators, investors and other stakeholders regarding ESG-related matters, or taking action in conflict with one or another of those stakeholder’s expectations, could also lead to loss of business, adverse publicity, an adverse impact on our reputation, customer complaints, or public protests, as well as governmental enforcement or private litigation. Any adverse publicity or adverse impact to our reputation in connection with ESG, any shifting in investing priorities amount investors, or any loss of business resulting from any of the foregoing, may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings.
The development and use of Artificial Intelligence (“AI”) technologies present risks that could adversely affect the Company’s business, financial condition, and results of operations.
The Company, as well as or its third-party vendors, clients or counterparties may continue to develop or incorporate AI technologies into certain business processes, products, and services. While AI has the potential to enhance operational efficiency and customer experience, its use also introduces a range of risks and challenges.
The legal and regulatory framework governing AI is rapidly evolving in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in privacy, consumer protection, intellectual property, employment, model governance, and other laws applicable to the use of AI. These evolving laws and regulations may require changes to our technology practices, increase compliance costs, and elevate the risk of regulatory scrutiny or enforcement.
AI models, particularly generative AI tools, may produce inaccurate, incomplete, or misleading outputs; reflect biases presented in training data; improperly disclose confidential, proprietary, or personal information; or infringe upon the intellectual property rights of others. Additionally, the complexity and limited transparency of certain AI models can make it difficult to understand how outputs are generated, which complicates model validation, risk management, regulatory compliance and decision-making processes.
To the extent the Company relies on AI technologies developed or operated by third parties, it faces additional risk related to vendor oversight, data security, operational resilience, and the effectiveness of those third parties’ risk management and mitigation, over which it may have limited control or visibility.
Any failure to appropriately govern the use of AI or to mitigate its associated risks could expose the Company to legal liability, regulatory action, operational disruptions, financial loss, or reputational harm. Such outcomes could materially adversely affect its business, financial condition, results of operations, and competitive position.
The Company is subject to losses due to errors, omissions or fraud by its associates, clients, counterparties or other third parties.
The Company is exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors, and transactional errors. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, social engineering, phishing and other dishonest acts. While the Company’s procedures are designed to follow customary, industry-specific security precautions and while the Company provides associates with ongoing training and regular communications and guidance to combat fraud, its efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.
The Company’s business also depends on its associates, as well as third-party service providers, to process a large number of increasingly complex transactions. The Company could be materially and adversely affected if associates, clients,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
counterparties, or other third parties caused an operational breakdown or failure, either from human error, fraudulent manipulation, or purposeful damage to any of its operations or systems.
Risks Related to Owning the Company’s Stock
The market price of the Company’s common stock may fluctuate significantly and could decline, which could result in losses to its investors.
The market price of the Company’s common stock has been volatile in the past and may fluctuate significantly in the future in response to a variety of factors, many of which are beyond the Company’s control.
The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:
•variations in the Company’s operating results, including if its financial results fall below the expectation of investor or securities analysts;
•changes in analysts’ recommendations or projections with regard to the Company’s common stock or the markets and businesses in which it operates;
•volatility of stock market prices and volumes in general;
•changes in market valuations of similar companies;
•reports of trends and concerns and other issues related to the financial services industry;
•changes in the conditions of credit markets;
•changes in accounting policies or procedures as required by the Financial Accounting Standards Board, or other regulatory agencies;
•legislative and regulatory actions, including the impact of the Dodd-Frank Act and related regulations, that may subject the Company to additional regulatory oversight which may result in increased compliance costs and/or require changes to its business model;
•government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the FRB;
•additions or departures of key members of management; and
•the realization of any of the other risks presented in this Annual Report on Form 10-K.
Fluctuations in the Company’s common stock price may be unrelated to its performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.
Future issuances of the Company’s common stock or securities convertible into common stock could dilute existing shareholders and adversely affect the market price of its common stock.
The Company is generally not restricted from issuing additional shares of common stock or securities that are convertible into, exchangeable for, or represent the right to receive shares of its common stock. The Company may issue equity securities for a variety of purposes, including capital raising activities, acquisitions, strategic investments, equity-based compensation, or other corporate initiatives.
The issuance of a substantial number of shares of the Company’s common stock or the perception that such issuances may occur could materially reduce the market price of its common stock and dilute the ownership interests of existing shareholders. Dilution may occur not only as a result of shares issued in public or private offerings, but also from the exercise of stock options, the vesting of equity awards, or the conversion of other securities into common stock.
The timing, amount, and terms of any future equity issuances will depend on market conditions, regulatory considerations, capital needs, acquisition opportunities, and other factors beyond the Company’s control, and the Company cannot predict or estimate the amount, timing or nature of possible future issuance of its common stock. As a result, shareholders bear the risk that future issuances may reduce the value of their investment and their proportional ownership in the Company.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1A. RISK FACTORS - (continued)
The Company’s common stock is subordinate to its existing and future indebtedness and is structurally subordinated to the claims of the Bank’s creditors.
Shares of our common stock represent an equity interest in the Company and do not constitute indebtedness. As a result, our common stock ranks junior to all of our existing and future debt obligations and other non-equity claims with respect to our assets, including in the event of liquidation, bankruptcy, or other insolvency proceedings. Holders of our debt securities and other creditors would be entitled to receive distributions from available assets before any payments could be made to shareholders.
In addition, because the Company is a holding company that conducts substantially all of its operations through the Bank, our claims on the Bank’s assets are structurally subordinated to the claims of the Bank’s creditors. These creditors include depositors, trade creditors, and any holders of any debt obligations issued by the Bank. Upon the Bank’s liquidation or reorganization, its assets must first be used to satisfy these obligations before any distributions may be made to the Company.
As a result of this hierarchy, shareholders bear a greater risk of loss, as there may be few or no remaining assets available for distribution to holders of our common stock after satisfying the claims of creditors.
The trading volumes in our common stock may not provide adequate liquidity for investors.
Shares of our common stock are listed on the Nasdaq Global Select Market; however, the average trading volume is less than that of other larger financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given these factors, a shareholder may have difficulty selling shares of our common stock at an attractive price (or at all). Additionally, shareholders may not be able to sell a substantial number of our common stock shares for the same price at which shareholders could sell a smaller number of shares. Given the current daily average trading volume of our common stock, significant sales of our common stock in a brief period of time, or the expectation of these sales, could cause a significant decline in the price of our common stock.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company has developed and implemented a Cybersecurity program intended to ensure the confidentiality, integrity, and availability of the Company’s critical systems and information.
The Company has designed this Cybersecurity program based in part on the National Institute of Standards and Technology Cybersecurity Framework (“NIST”). Use of the framework does not imply that the Company meets any particular technical standards, specifications, or requirements, but rather the framework is used as a guide to help identify, assess, and manage cybersecurity risks relevant to the Company’s business. The Company’s Cybersecurity and Information Technology programs are led by our Chief Operations Officer, (“COO”) and Information Security Director. The COO is responsible for the oversight and implementation of both programs. Additionally, the COO and the Information Security Director meet with the Information Technology Steering Committee (“IT Steering Committee”) on a monthly basis or more frequently as necessary to discuss, among other things, cybersecurity matters.
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
•information security and incident response teams principally responsible for managing cybersecurity processes, security controls, and responses to cybersecurity incidents;
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
•utilization of independent third-party tools and services to perform annual penetration testing and vulnerability scanning of the Company’s environment;
•utilization of a third party to monitor elements of our Cybersecurity and IT environment continuously; and
•utilization of a risk-based Third-Party Risk Management (“TPRM”) program that evaluates vendor cybersecurity controls and performs ongoing monitoring commensurate with risk as a result of third-party access to bank systems and data.
During the years ended December 31, 2025 and December 31, 2024, the Company had no cybersecurity incidents that had, or are reasonably likely to have, a material adverse effect on its business, financial condition or results of operations. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – "Risks Related to Our Operations and Technology," which is incorporated by reference into this Item 1C.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
Cybersecurity Governance
Management’s Role
The Cybersecurity function is responsible for the design, implementation, and ongoing management of the organization’s cybersecurity program. This includes policy development, security awareness and training, vulnerability and penetration testing oversight, risk assessment, control monitoring, incident response coordination, third-party risk oversight, and reporting cybersecurity risk to senior management and the Board.
The function is led by the Company’s Information Security Director, who reports to the Chief Operating Officer (COO). The COO provides executive oversight of the program and is responsible for elevating significant cybersecurity matters to senior management and the Board of Directors, as appropriate. Our COO holds multiple cybersecurity industry-recognized certifications and has gained extensive cybersecurity knowledge and skills through over 7 years of work experience on the IT security team at the Company. Our Information Security Director, who also holds multiple cybersecurity industry-recognized certifications and is a member of the IT Steering Committee, has over 20 years of experience working in IT and cybersecurity in various roles and industries throughout his career.
Cybersecurity topics are formally presented at monthly Information Technology Steering Committee (“ITSC”) meetings, where risk posture, vulnerability management, third-party risk management activities, cyber events or incidents, and other topics are reviewed. When cybersecurity policy changes occur, the ITSC reviews and approves such policies as part of its governance responsibilities. Additionally, leaders in the Company’s IT function receive periodic training and education on cybersecurity related topics.
The Company’s management has created an Incident Response Team (“IRT”), that consists of the COO, a network manager, an application delivery manager, The Information Security Director, the ITSC, the regulatory risk management director and an internal auditor. The Company’s IRT serves as the central point for all cybersecurity incidents and technical response activities. Regulatory notifications, customer communications, and reputational or legal risk determinations are managed by executive management, Legal, Compliance, and Communications, informed by information and details provided by the IRT. The IRT is also responsible for assessing the nature and scope of the incident, and engaging third-party service providers where appropriate to support the Company through the resolution of the incident. When required the COO escalates incidents to the Company’s ITSC, who is responsible for cybersecurity risk oversight, and also reports to the Board on a monthly basis.
The Company’s information security team and members of IT monitor the effectiveness of preventative measures, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with law enforcement, regulators, external consultants, and reports produced by security tools deployed in its IT environment.
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
ITEM 2. PROPERTIES
The Company’s principal executive office is located at 1300 Kings Mountain Road in Martinsville, Virginia. There are also two other corporate administrative locations that house its operations center and various other corporate functions. As of December 31, 2025, the Company offers its community banking services through 64 combined depository locations in Virginia and North Carolina, and have 51 offices located in Virginia and 13 offices located in North Carolina. Eight of these depository banking locations are held under lease contracts. In addition, the Bank leases three loan production offices, one commercial banking office and one office housing various Bank functions. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining. The leases are described in Note 10, Premises and Equipment, of the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. As of December 31, 2025, the Company is not involved in any material pending or threatened legal proceedings other than proceedings occurring in the ordinary course of business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PART II
Market for Common Stock and Dividends
The Company’s common stock trades on NASDAQ, under the ticker symbol “CARE.” As of the close of business on March 2, 2026, there were 1,717 shareholders of record.
Dividends
The Company has not historically paid dividends on its common stock. The Company Board believes this decision is currently necessary and appropriate, as the Company commits, additional resources to assist with regulatory compliance, and making significant investments in new technology and human resources.
The amount and timing of future dividends, if any, remains subject to the discretion of the Board and will depend upon a number of factors, including future earnings, financial condition, liquidity and capital requirements of the Company, applicable governmental regulations and other factors deemed relevant by the Board. Additionally, because we are a financial holding company and do not engage directly in business activities of a material nature, the Company’s ability to pay future dividends, if any, depends in large part, on the Company’s receipt of dividends from the Bank, which is also subject to limitations on the payment of dividends under federal banking laws, regulations and policies. See “Supervision and Regulation—Dividend Limitations.”
Repurchases of Shares of Common Stock
On May 20, 2025, the Company announced that its Board authorized a repurchase program to purchase up to $20.0 million of the Company’s common stock in the aggregate through May 14, 2026. The program authorized the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
During the year ended December 31, 2025, the Company repurchased 1,124,690 shares of its common stock at a total cost of $20.0 million at a weighted average cost per share of $17.78. The 2025 Program was fully utilized on October 30, 2025.
On February 2, 2026, the Company announced that the Board authorized a repurchase program to purchase up to $10.0 million of the Company’s common stock in the aggregate over a period of twelve months beginning February 11, 2026. The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program, and the number of shares actually purchased under the program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The repurchase program may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.
The following table provides information regarding the Company’s purchases of our common stock during the quarter ended December 31, 2025.

Period	Total number of shares purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan[2]
10/01/2025 - 10/31/2025	315,089	$18.91	315,089	—
11/01/2025 - 11/30/2025	—	—	—	—
12/01/2025 - 12/31/2025	999	19.83	—	—
Total	316,088	$18.91	315,089
1 Reflects 999 shares that were withheld upon vesting of restricted shares granted to employees of the Company in order to satisfy tax withholding obligations and 315,089 shares repurchased during the period under the 2025 Program.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - (continued)
2 The 2025 Program was fully utilized on October 30, 2025, and consequently, as of the end of each period, no more shares of the Company’s common stock could be purchased under the 2025 Plan.
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

Total Return Performance
Index Value
250.00
200.00
150.00
100.00
50.00
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Carter Bankshares, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Carter Bankshares, Inc.	100.00	143.56	154.76	139.65	164.09	183.40
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding Carter Bankshares, Inc.’s, operations, financial condition, and current business environment. The MD&A should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in Item 8. of this Annual Report on Form 10-K.
The MD&A includes the following sections:
•Explanation of Use of Non-GAAP Financial Measures;
•Critical Accounting Estimates;
•The Company’s Business and Strategy;
•Results of Operations and Financial Condition;
•Capital Resources;
•Contractual Obligations;
•Off-Balance Sheet Arrangements;
•Liquidity;
•Inflation; and
•Stock Repurchase Program
This section reviews the Company’s financial condition for each of the two most recent years and results of operations for each of the three most recent years. Certain prior-period amounts have been reclassified to conform to the current period presentation. In addition, certain tables may include additional periods to illustrate trends within the Company’s consolidated financial statements and related disclosures.
The results of operations presented in the consolidated financial statements are not necessarily indicative of future results.
Explanation of Use of Non-GAAP Financial Measures
In addition to results presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), management uses, and this Annual Report contains or references, certain non-GAAP financial measures, including interest and dividend income, yield on interest earning assets, net interest income, and net interest margin on a fully taxable equivalent (“FTE”) basis.
Management believes these non-GAAP measures are useful because they enhance the ability of investors and management to evaluate and compare the Company’s operating results across periods in a meaningful manner. These measures also assist in assessing the Company’s underlying operating performance and performance trends and facilitate comparisons with other financial services companies.
The Company believes that presenting interest and dividend income, yield on interest earning assets, net interest income, and net interest margin on an FTE basis improves comparability between income derived from taxable and tax-exempt sources and is consistent with industry practice. Accordingly, GAAP measures presented in the Consolidated Statements of Income are reconciled to their corresponding FTE amounts, including:
•interest and dividend income,
•yield on interest earning assets,
•net interest income, and
•net interest margin.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
These reconciliations are provided in the "Results of Operations and Financial Condition - Net Interest Income" section of this MD&A for the years ended 2025, 2024 and 2023.
While management believes these non-GAAP measures provide meaningful supplemental information, they should not be considered as an alternative to GAAP results, as more relevant than financial results prepared in accordance with GAAP, or as necessarily comparable to similarly titled measures used by other companies. Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of the Company’s financial condition or results of operations as reported under GAAP. Investors are encouraged to review the Company’s GAAP financial results and all other relevant information when evaluating its performance and financial condition.
Critical Accounting Estimates
The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates, and such differences could be material to the Company’s financial condition or results of operations in the period in which they become known.
Management considers the determination of the allowance for credit losses to be a critical accounting estimate. This estimate is made in accordance with GAAP and requires significant judgment, including the use of subjective and complex assumptions regarding economic conditions, borrower behavior, and credit risk. Changes in these assumptions or estimates have had a material impact on the Company’s financial condition and results of operations in the past and are reasonably likely to do so in future periods.
Allowance for Credit Losses (“ACL”)
The ACL represents management's estimate of expected credit losses over the contractual life of outstanding loans as of the balance sheet date. The ACL is determined based on an evaluation of the loan portfolio’s current risk characteristics, historical loss experience, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience. The ACL is measured and recorded upon the initial recognition of a financial asset in accordance with GAAP.
The ACL is reduced by charge-offs, net of recoveries, and increased by a provision or decreased by a recovery through the (recovery) provision for credit losses, which is recorded as a component of operating expense. Determining an appropriate ACL is inherently complex and requires the use of significant judgment and highly subjective assumptions. Management reviews the adequacy of the ACL on a quarterly basis and believes the allowance recorded as of December 31, 2025 reflects the best estimate of expected credit losses based on information available at that time.
Management believes it uses all relevant and available information to estimate expected future credit losses; however, actual losses may differ from those estimates. Future ACL levels may be materially impacted by changes in a number of factors, including but not limited to, the composition of the loan portfolio, changes in current and forecasted economic conditions, borrower performance, and changes in the interest rate environment. Management also periodically evaluates the need for qualitative adjustments to the ACL based on emerging risks, economic uncertainty, and other factors not fully captured in the quantitative model, including potential variances in key economic indices.
The ACL “base-case” estimate is derived using economic forecasts from widely recognized third-party sources. Management evaluates the potential variability of economic conditions by analyzing historical economic cycles, including peak and trough periods, which are used to stress the base-case estimate and develop a range of possible outcomes. Management then determines the appropriate allowance by evaluating these outcomes relative to current economic conditions and known portfolio risks.
The ACL is subject to review by various regulatory agencies as part of their examination process, and the Company periodically engages an independent third-party to validate its credit loss model. Because future events and economic conditions cannot be predicted with precision, actual results may differ materially from management’s estimates.
Refer to Note 1, Summary of Significant Accounting Policies, for further detailed descriptions of our estimation process and methodology related to the ACL and Note 7, Allowance for Credit Losses, of this Annual Report on Form 10-K.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company’s Business and Strategy
Carter Bankshares, Inc. (the “Company”) is a financial holding company, as of October 27, 2025, headquartered in Martinsville, Virginia with assets of $4.9 billion at December 31, 2025. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 64 branches in Virginia and North Carolina. The Company provides a full range of financial services with retail and, commercial banking products and insurance. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
During 2025, the Company acquired two leased branch facilities, along with the associated deposits, located in Mooresville, North Carolina and Winston Salem, North Carolina, from First Reliance Bank (the “Branch Purchase”). In connection with the Branch Purchase, the Bank acquired $55.9 million in deposits, along with cash, personal property, and other fixed assets associated with the branch locations, and welcomed ten associates to its team. No loans were acquired as part of the Branch Purchase. The Branch Purchase closed during the second quarter of 2025.
The Company earns revenue primarily from interest on loans and investment securities and from fees charged for financial services provided to customers. Expenses consist principally of funding costs, the provision for credit losses, compensation and benefits, occupancy and equipment, technology and data processing, regulatory assessments, and other operating expenses.
Part of the Company’s current three-year strategic plan is to refine and enhance its brand image and position in the markets it serves. With this brand strategy, the Company has embarked on a multi-year implementation plan to create a brand tailored to the needs of its critical growth audiences, focusing on innovating brand experiences to exceed expectations and build a brand that stands apart. This means a commitment to aligning processes, operations, and systems around the Company’s brand while introducing new products and services, so that, over time, the Company can increase its brand awareness in the communities it serves. To strengthen and further shape the brand and culture of the Company, a new set of guiding principles was introduced to associates in June 2023. The guiding principles include a new purpose statement: To create opportunities for more people and businesses to prosper, supported by our new set of core values: Build Relationships, Earn Trust, and Take Ownership. We believe these new guiding principles will help create alignment to support future growth by empowering our associates and igniting a passion for the Company. On October 30, 2024, the Company unveiled its new brand identity and, in 2025, renovated 47 retail branch locations and seven corporate offices, and launched new websites for the Company and the Bank. The brand identity is centered entirely around the people who matter most: customers and associates of the Bank and the communities it serves to help deliver on its promise of helping people experience a life lived full.
The Company’s goal is to shift from balance-sheet restructuring to pursuing a prudent growth strategy when appropriate. We believe this strategy will primarily focus on organic growth, but will also consider opportunistic acquisitions that align with this strategic vision. We believe that the Bank’s strong capital and liquidity positions support this strategy. In addition to loan and deposit growth, the Company will seek to increase fee income while closely monitoring operating expenses.
The Company is focused on executing this strategy to successfully support the new brand and grow its business in its current markets as well as any new markets it may enter. As part of executing this strategy, the Company continues to dedicate significant resources to the resolution of the Company’s nonaccrual loans, the significant majority of which are related to a single large credit relationship that the Company placed on nonaccrual status in the second quarter of 2023, in a manner that best protects the Company, the Bank, and shareholders.
As previously disclosed, during the second quarter of 2024, a federal court lawsuit filed against the Company and the Bank by then West Virginia Governor James C. Justice II, his wife Cathy L. Justice, his son James C. Justice, III, and related entities that he and/or they own (the “Justice Entities”) was dismissed with prejudice. In connection with the dismissal of this litigation, the Justice Entities agreed upon a pathway of curtailment and payoff of the outstanding loans with the Bank. The Justice Entities have reduced the aggregate nonperforming loan balance from $301.9 million as of June 30, 2023 to $214.0 million as of December 31, 2025.
During the third quarter of 2024, the Company obtained a voluntary stipulation of dismissal with prejudice of a lawsuit filed on February 10, 2024 against the Bank in the United States District Court for the Western District of Virginia (Danville Division) (the “GLAS Trust Lawsuit”) by GLAS Trust Company, LLC, in its capacity as Note Trustee (“GLAS Trust”). In connection with the dismissal of the GLAS Trust Lawsuit, GLAS Trust and certain affiliates and parties on whose behalf it was acting

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
executed a release that waives any and all causes of action of any kind that they might claim to have against the Bank. The dismissal of the GLAS Trust Lawsuit ended all pending litigation brought against the Bank by GLAS Trust in connection with the Bank’s credit relationship with the Justice Entities. Also, in connection with the dismissal of the GLAS Trust Lawsuit, certain Justice Entities executed documents reaffirming the legality, validity and binding nature of all loan documents they have executed in favor of the Bank.
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
The Company’s financial results continue to be significantly impacted by the single large credit relationship that the Company placed on nonaccrual status during the second quarter of 2023, which has an aggregate principal balance of $214.0 million as of December 31, 2025. Since placement of these loans, now reduced to judgments, on nonaccrual status during the second quarter of 2023, interest income has been negatively impacted by $26.1 million, $35.1 million and $30.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, or by $91.2 million in the aggregate.

Results of Operations and Financial Condition
Earnings Summary
2025 Highlights
•Net interest income increased $16.4 million, or 14.3%, to $130.8 million for the year ended December 31, 2025 compared to the same period in 2024;
•The (recovery) for credit losses was $(3.6) million for the year ended December 31, 2025, compared to a (recovery) for credit losses of $(5.0) million for the same period in 2024;
•Total noninterest income increased $1.0 million to $22.4 million for the year ended December 31, 2025 compared to the same period in 2024;
•Total noninterest expense increased $7.1 million to $117.1 million for the year ended December 31, 2025 compared to the same period in 2024; and
•Income tax provision increased $2.3 million to $8.6 million for the year ended December 31, 2025 compared to the same period in 2024.
Balance Sheet Highlights (period-end balances, December 31, 2025 compared to December 31, 2024)
•The available-for-sale securities portfolio decreased $26.8 million and is currently 14.3% of total assets compared to 15.4% of total assets;
•Total portfolio loans increased $254.7 million, or 7.0%, due to loan growth during the year ended December 31, 2025;
•The portfolio loans to deposit ratio was 92.1%, compared to 87.3%;
•At December 31, 2025, NPLs declined by $15.4 million to $244.0 million compared to December 31, 2024. NPLs as a percentage of total portfolio loans were 6.29% compared to 7.15%;
•The Allowance for Credit Losses, (“ACL”) to total portfolio loans ratio was 1.84% compared to 2.09%. The ACL on portfolio loans totaled $71.5 million at December 31, 2025, compared to $75.6 million at December 31, 2024;
•Total deposits increased $57.5 million, or 1.4%, to $4.2 billion at December 31, 2025, compared to December 31, 2024; and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•FHLB borrowings increased $108.5 million to $178.5 million at December 31, 2025 compared to $70.0 million at December 31, 2024.
The Company reported net income of $31.4 million, or $1.38 diluted earnings per share for the year ended December 31, 2025 compared to net income of $24.5 million, or $1.06 diluted earnings per share, for the year ended December 31, 2024.

	Years Ended December 31,
PERFORMANCE RATIOS	2025	2024	2023
Return on Average Assets	0.66%	0.54%	0.53%
Return on Average Shareholders' Equity	7.74%	6.67%	6.79%
Portfolio Loans to Deposit Ratio	92.13%	87.27%	94.20%
Allowance for Credit Losses to Total Portfolio Loans	1.84%	2.09%	2.77%
Nonperforming Loans to Total Portfolio Loans	6.29%	7.15%	8.83%
Allowance for Credit Losses to Nonperforming Loans	29.30%	29.15%	31.35%
Net Interest Income
Net interest income is the Company’s primary source of revenue and represents the difference between interest and fee income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is influenced by changes in the average balances of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, asset yields, funding costs, and interest rate spreads.
The composition and mix of interest-earning assets and interest-bearing liabilities are actively managed by the Company’s Asset and Liability Committee (“ALCO”) to mitigate interest rate risk and liquidity risk within the balance sheet. ALCO utilizes a variety of strategies within established risk parameters to manage exposure to changing interest rate environments and to achieve what management believes to be an appropriate and sustainable level of net interest income.
Net interest income and net interest margin are presented on an FTE basis, which are non-GAAP financial measures. The FTE presentation adjusts net interest income and net interest margin to reflect the tax-equivalent impact of income earned on certain tax-exempt loans and securities, using the applicable federal statutory income tax rate for each period presented, which was 21%, as well as the impact of the dividends-received deduction on equity securities. Management believes that the FTE basis presentation provides a more meaningful comparison between taxable and tax-exempt sources of interest income and is consistent with industry practice.
Additional discussion regarding the Company’s uses of non-GAAP financial measures is included in the “Explanation of Use of Non-GAAP Financial Measures” section above.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table reconciles interest and dividend income, yield on interest-earning assets, net interest income, and net interest margin as reported under GAAP to the corresponding amounts presented on an FTE basis for the periods presented:

(Dollars in Thousands)	Years Ended December 31,
	2025	2024	2023
Interest and Dividend Income (GAAP)	$232,222	$221,729	$196,420
Tax Equivalent Adjustment	671	775	1,004
Interest and Dividend Income (FTE) (Non-GAAP)	232,893	222,504	197,424
Average Earning Assets	4,644,599	4,458,601	4,293,838
Yield on Interest-earning Assets (GAAP)	5.00%	4.97%	4.57%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.01%	4.99%	4.60%

Net Interest Income (GAAP)	130,820	114,457	122,310
Tax Equivalent Adjustment	671	775	1,004
Net Interest Income (FTE) (Non-GAAP)	$131,491	$115,232	$123,314
Average Earning Assets	4,644,599	4,458,601	4,293,838
Net Interest Margin (GAAP)	2.82%	2.57%	2.85%
Net Interest Margin (FTE) (Non-GAAP)	2.83%	2.58%	2.87%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table presents average balances, interest income and expense, and average yields and rates on interest-earning assets and interest-bearing liabilities for the years ended December 31:

(Dollars in Thousands)	2025			2024			2023
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$64,451	$2,808	4.36%	$44,250	$2,289	5.17%	$20,414	$1,066	5.22%
Tax-Free Investment Securities[2]	11,602	336	2.90%	11,759	340	2.89%	27,271	803	2.94%
Taxable Investment Securities	799,043	26,288	3.29%	828,437	29,510	3.56%	900,972	30,804	3.42%
Total Securities	810,645	26,624	3.28%	840,196	29,850	3.55%	928,243	31,607	3.41%
Commercial Real Estate	2,006,830	123,119	6.13%	1,786,092	111,505	6.24%	1,592,040	92,398	5.80%
Commercial & Industrial[2]	216,288	12,951	5.99%	221,032	14,660	6.63%	259,268	15,927	6.14%
Residential Mortgages	819,697	34,988	4.27%	809,085	34,196	4.23%	714,733	27,365	3.83%
Other Consumer	28,141	1,522	5.41%	30,820	2,128	6.90%	38,602	3,071	7.96%
Construction	449,842	30,265	6.73%	421,167	26,864	6.38%	378,711	24,534	6.48%
Other	239,273	—	—%	292,264	—	—%	341,485	—	—%
Total Loans[1]	3,760,071	202,845	5.39%	3,560,460	189,353	5.32%	3,324,839	163,295	4.91%
Other Restricted Stock, at Cost	9,432	616	6.53%	13,696	1,012	7.39%	20,342	1,456	7.16%
Total Interest-Earning Assets	4,644,599	$232,893	5.01%	4,458,602	$222,504	4.99%	4,293,838	$197,424	4.60%
Noninterest Earning Assets	124,350			102,239			89,833
Total Assets	$4,768,949			$4,560,841			$4,383,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$794,603	$13,602	1.71%	$583,735	$8,980	1.54%	$483,048	$2,729	0.56%
Money Market	541,250	13,641	2.52%	511,342	15,478	3.03%	448,324	8,868	1.98%
Savings	343,367	490	0.14%	399,748	548	0.14%	544,938	586	0.11%
Certificates of Deposit	1,902,757	68,451	3.60%	1,782,573	70,425	3.95%	1,428,646	40,445	2.83%
Total Interest-Bearing Deposits	3,581,977	96,184	2.69%	3,277,398	95,431	2.91%	2,904,956	52,628	1.81%
Federal Home Loan Bank Borrowings	110,944	4,648	4.19%	222,719	11,379	5.11%	402,675	20,822	5.17%
Federal Funds Purchased	—	—	—%	—	—	—%	7,023	368	5.24%
Other Borrowings	10,830	570	5.26%	9,126	462	5.06%	6,337	292	4.60%
Total Borrowings	121,774	5,218	4.28%	231,845	11,841	5.11%	416,035	21,482	5.16%
Total Interest-Bearing Liabilities	3,703,751	101,402	2.74%	3,509,243	107,272	3.06%	3,320,991	74,110	2.23%
Noninterest-Bearing Liabilities	660,244			684,033			718,113
Shareholders' Equity	404,954			367,565			344,567
Total Liabilities and Shareholders' Equity	$4,768,949			$4,560,841			$4,383,671
Net Interest Income[2]		$131,491			$115,232			$123,314
Net Interest Margin[2]			2.83%			2.58%			2.87%
Net Interest Spread			2.27%			1.93%			2.37%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
Net interest income increased to $130.8 million for the year ended December 31, 2025, compared to $114.5 million for the year ended December 31, 2024. On an FTE basis (non-GAAP), net interest income increased to $131.5 million for the year ended December 31, 2025, compared to $115.2 million for the year ended December 31, 2024. The increase was primarily driven by growth in average interest-earning assets, higher yields on loans, and a reduction in the overall cost of interest-bearing liabilities. As a result, net interest margin increased 25 basis points to 2.82% for 2025 compared to 2.57% for 2024. On an FTE basis (non-GAAP), net interest margin increased 25 basis points to 2.83% for 2025 compared to 2.58% for 2024.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average interest-earning assets increased to $4.6 billion in 2025 from $4.5 billion in 2024, reflecting growth in the loan portfolio, particularly in commercial real estate (“CRE”), residential mortgages, and construction loans. Average investment securities declined compared to the prior year, reflecting active balance sheet management to deploy the proceeds from securities maturities and principal curtailments into higher yielding loans, rather than reinvesting those proceeds back into the securities portfolio. Noninterest-earning assets increased slightly year over year, consistent with overall balance sheet growth.
The yield on total interest-earning assets (GAAP) increased slightly to 5.00% in 2025 compared to 4.97% in 2024. The yield on total interest-earning assets (FTE)(non-GAAP) increased slightly to 5.01% in 2025 compared to 4.99% in 2024, reflecting improved loan yields driven by higher market interest rates and loan repricing activity. The yields on total loans (FTE)(non-GAAP) increased to 5.39% in 2025 from 5.32% in 2024. These increases were partially offset by lower yields on total investment securities, reflecting lower interest rates on the floating rate portion of the portfolio and changes in portfolio mix. Overall, loan growth and improved loan yields more than offset the decline in securities yields.
As of December 31, 2025, the securities portfolio was comprised of 36.3% variable rate securities with approximately 94.9% that will reprice at least once over the next 12 months. We believe having a balanced mix of variable and fixed rate securities is an important strategy, especially during times of rising interest rates because fixed-rate bond prices generally fall when interest rates increase, which can result in unrealized losses. However, variable rate securities do not carry as much interest rate risk as fixed rate securities, so there is much less price volatility. This variable rate strategy has limited the impact of past upward shifts in the yield curve on the Company’s unrealized losses on debt securities. If the Federal Reserve continues reducing short-term interest rates, the Bank may consider changes to this interest rate mix strategy going forward.
Average interest-bearing liabilities increased to $3.7 billion in 2025 from $3.5 billion in 2024, primarily due to growth in interest-bearing deposits. Average interest-bearing deposits increased to $3.6 billion in 2025 compared to $3.3 billion in 2024, led by growth in CDs, money market accounts and interest-bearing demand deposits. The cost of total interest-bearing deposits declined to 2.69% in 2025 from 2.91% in 2024, as we have lowered our deposit rate offerings on higher-yielding interest bearing demand, money market and short-term promotional CD products throughout 2025 in response to the Federal Open Market Committee’s (“FOMC”) short-term rate reduction efforts that began September 18, 2024 and continued through December 10, 2025. Average borrowings declined significantly year-over-year, resulting in a reduction in borrowing costs and contributing to a lower overall cost of interest-bearing liabilities, which decreased to 2.74% in 2025 from 3.06% in 2024.
Our balance sheet is currently exhibiting characteristics of a slightly liability sensitive position due to the short-term nature of our deposit portfolio and FHLB borrowings. Specifically, 71.7% of our CD portfolio and 77.6% of our outstanding FHLB borrowings will mature and reprice over the next 12 months. This strategy gives the Company flexibility to manage the structure and pricing of its deposit and borrowing portfolios to reduce future funding costs should the FOMC continue cutting short-term rates in the future.
Discussion of net interest income for the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Net Interest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 7, 2025, and is incorporated herein by reference.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	2025 Compared to 2024			2024 Compared to 2023
(Dollars in Thousands)	Volume[3]	Rate[3]	Increase/ (Decrease)	Volume[3]	Rate[3]	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$922	$(403)	$519	$1,233	$(10)	$1,223
Tax-free Investment Securities[2]	(5)	1	(4)	(448)	(15)	(463)
Taxable Investment Securities	(1,022)	(2,200)	(3,222)	(2,548)	1,254	(1,294)
Total Securities	(1,027)	(2,199)	(3,226)	(2,996)	1,239	(1,757)
Commercial Real Estate	13,572	(1,958)	11,614	11,788	7,319	19,107
Commercial & Industrial[2]	(309)	(1,400)	(1,709)	(2,471)	1,204	(1,267)
Residential Mortgages	452	340	792	3,822	3,009	6,831
Other Consumer	(174)	(432)	(606)	(570)	(373)	(943)
Construction	1,885	1,516	3,401	2,713	(383)	2,330
Other	—	—	—	—	—	—
Total Loans[1]	15,426	(1,934)	13,492	15,282	10,776	26,058
Other Restricted Stock, at Cost	(288)	(108)	(396)	(490)	46	(444)
Total Interest-Earning Assets	$15,033	$(4,644)	$10,389	$13,029	$12,051	$25,080

Interest Paid on:
Interest-Bearing Demand	$3,523	$1,099	$4,622	$675	$5,576	$6,251
Money Market	866	(2,703)	(1,837)	1,385	5,225	6,610
Savings	(79)	21	(58)	(177)	139	(38)
Certificates of Deposit	4,565	(6,539)	(1,974)	11,546	18,434	29,980
Total Interest-Bearing Deposits	8,875	(8,122)	753	13,429	29,374	42,803
Federal Home Loan Bank Borrowings	(4,954)	(1,777)	(6,731)	(9,197)	(246)	(9,443)
Federal Funds Purchased	—	—	—	(184)	(184)	(368)
Other Borrowings	89	19	108	138	32	170
Total Borrowings	(4,865)	(1,758)	(6,623)	(9,243)	(398)	(9,641)
Total Interest-Bearing Liabilities	$4,010	$(9,880)	$(5,870)	$4,186	$28,976	$33,162
Change in Net Interest Margin	$11,023	$5,236	$16,259	$8,843	$(16,925)	$(8,082)
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis (non-GAAP) using the statutory federal corporate income tax rate of 21 percent.
3 Changes to rate/volume are allocated to both rate and volume on a proportionate dollar basis.
(Recovery) Provision for Credit Losses
The Company records a provision or recovery for credit losses to adjust the allowance for credit losses (“ACL”) to the level deemed appropriate to absorb expected credit losses in the loan portfolio. Similarly, the Company records a provision or recovery for unfunded commitments to adjust the related reserve to the level considered appropriate to cover expected credit losses associated with those commitments. The provision or recovery for credit losses reflects management’s estimate of the ACL required to absorb expected life-of-loan losses in the loan portfolio, after consideration of net charge-offs and recoveries during the period.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents information regarding the recovery for credit losses and net charge-offs:

(Dollars in Thousands)	Twelve months ended December 31,
	2025	2024	$ Change
Recovery for Credit Losses	$(3,637)	$(5,039)	$1,402
Recovery for Unfunded Commitments	(194)	(7)	(187)
Total Recovery for Credit Losses on Loans	(3,831)	(5,046)	1,215
Provision for Securities	—	—	—
Total Recovery for Credit Losses	$(3,831)	$(5,046)	$1,215

Net Loan Charge-offs	$472	$16,413	$(15,941)
Net Loan Charge-offs / Average Portfolio Loans	0.01%	0.46%
The (recovery) for credit losses was $(3.6) million for the year ended December 31, 2025, compared to a (recovery) of $(5.0) million for the same period in 2024. The increases compared to the same period in 2024 was primarily driven by higher loan growth in 2025, the establishment of a new reserve of $1.0 million on a CRE loan during the fourth quarter of 2025 due to an updated appraisal, a reserve of $0.6 million on an existing CRE relationship with four loans that are under contract to sell and $12.0 million lower curtailment payments during the year ended December 31, 2025 compared to the same period in 2024. The Other segment reserve rate declined to 8.43% at December 31, 2025 from 12.01% at December 31, 2024.
The (recovery) for unfunded commitments was $(194) thousand compared to a (recovery) of $(7) thousand for the same period in 2024. The change from the prior year was primarily due to decreased unfunded commitments in construction loans.
Net charge-offs were $0.5 million for the year ended December 31, 2025 compared to $16.4 million for the year ended December 31, 2024. As a percentage of average portfolio loans, net loan charge-offs were 0.01% and 0.46% for the years ended 2025 and 2024, respectively. During the year ended December 31, 2024, net loan charge-offs were significantly impacted by the $15.0 million principal charge-off related to the Other segment of the loan portfolio.
For information regarding the $15.0 million principal charge-off related to the Other segment of the loan portfolio, see the “The Company’s Business and Strategy” section of this MD&A.
See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Discussion of (recovery) provision for credit losses for the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “(Recovery) Provision for Credit Losses” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 7, 2025, and is incorporated herein by reference.
Noninterest Income

	Years Ended December 31,
(Dollars in Thousands)	2025	2024	$ Change	% Change
Gains (Losses) on Sales of Securities, net	$46	$68	$(22)	(32.4)%
Service Charges, Commissions and Fees	7,312	7,393	(81)	(1.1)%
Debit Card Interchange Fees	7,935	7,843	92	1.2%
Insurance Commissions	2,728	3,685	(957)	(26.0)%
Bank Owned Life Insurance Income	1,511	1,473	38	2.6%
Other	2,872	906	1,966	217.0%
Total Noninterest Income	$22,404	$21,368	$1,036	4.8%
Total noninterest income increased $1.0 million, or 4.8%, for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by other noninterest income of $2.0 million, which included a $1.9 million gain on a BOLI death benefit recognized in the first quarter of 2025. This increase was partially offset by a $1.0 million decrease in

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
insurance commission income, reflecting lower activity levels compared to the prior year.
Discussion of noninterest income for the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Noninterest Income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 7, 2025, and is incorporated herein by reference.
Noninterest Expense

(Dollars in Thousands)	Years Ended December 31,
	2025	2024	$ Change	% Change
Salaries and Employee Benefits	$57,743	$57,908	$(165)	(0.3)%
Occupancy Expense, net	17,620	15,608	2,012	12.9%
FDIC Insurance Expense	5,843	6,200	(357)	(5.8)%
Other Taxes	3,612	3,559	53	1.5%
Advertising Expense	3,171	2,540	631	24.8%
Telephone Expense	1,216	1,393	(177)	(12.7)%
Professional and Legal Fees	6,877	5,675	1,202	21.2%
Data Processing	5,698	4,919	779	15.8%
Debit Card Expense	4,192	3,423	769	22.5%
Other	11,082	8,777	2,305	26.3%
Total Noninterest Expense	$117,054	$110,002	$7,052	6.4%
Noninterest expense totaled $117.1 million for the year ended December 31, 2025, representing an increase of $7.1 million, or 6.4% compared to 2024. The increase was driven by higher expenses across several categories reflecting operational growth, strategic initiatives and inflationary pressures.
Total salaries and employee benefits expense was basically flat as compared to December 31, 2024 due to higher salary cost deferrals of $5.7 million as a result of updated loan origination cost studies performed in 2024 and implemented in the latter half of 2024 coupled with higher loan growth, which reduced the amount of salary expense recognized during 2025. Excluding the $5.7 million of higher salary cost deferrals, salaries and employee benefits increased $5.5 million. The increase is primarily attributable to normal merit increases, strategic new hires, higher incentives and increased medical costs during 2025.
Other noninterest expense increased $2.3 million, primarily due to $1.1 million of other real estate owned (“OREO”) related activity, $0.7 million of fees associated with 1035 exchanges, resulting from the early surrender of certain company owned life insurance policies (“BOLI”) during 2025, $0.4 million in acquisition costs and $0.2 million in amortization expense related to core deposit intangibles.
Occupancy expenses, net increased $2.0 million, driven by higher software maintenance costs, rebranding expenses, building and equipment maintenance and increased depreciation related to the Branch Purchase. Professional and legal fees rose $1.2 million, primarily attributable to acquisition-related activity, consulting costs associated with troubled and NPLs and increased expenses related to the management of special assets.
Data processing expenses increased $0.8 million, primarily reflecting inflationary cost increases related to both existing and new service agreements. Debit card expense increased $0.8 million, driven by higher miscellaneous fees and elevated costs associated with automated teller machine and debit card fraud activity. Advertising expense increased $0.6 million, primarily due to higher spending related to rebranding initiatives and expanded new account promotions and advertising campaigns.
These increases were partially offset by a $0.4 million decrease in FDIC insurance expense, primarily related to a lower assessment base resulting from decreased loan balances associated with the Company’s large nonperforming lending relationship.
Discussion of noninterest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Condition and Results of Operations,” under the heading “Noninterest Expense” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 7, 2025, and is incorporated herein by reference.
Provision for Income Taxes
The provision for income taxes increased $2.3 million to $8.6 million for the year ended December 31, 2025 compared to $6.3 million for December 31, 2024. The increase was primarily attributable to a $9.1 million increase in pre-tax income from the prior year, which was largely driven by a $16.4 million increase in net interest income, partially offset by a $7.1 million increase in noninterest expense.
The effective tax rate was 21.6% for the year ended December 31, 2025 compared to 20.6% for the year ended December 31, 2024. For the period ended December 31, 2025, the annual effective tax rate was greater than the statutory rate of 21%, primarily due to the surrender of certain BOLI policies, which resulted in taxable gains of $2.4 million and $0.2 million in related Modified Endowment Contract (“MEC”) penalties, partially offset by the receipt of a $1.9 million tax-exempt BOLI death benefit.
Additional information related to the surrender of BOLI policies and the related MEC penalty is included in Note 18, Federal and State Income Taxes, in Item 8. of this Annual Report on Form 10-K.
Discussion of provision for income taxes for the year ended December 31, 2024 compared to the year ended December 31, 2023 has been omitted as such discussion was provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Provision for Income Taxes” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 7, 2025, and is incorporated herein by reference.
Financial Condition
December 31, 2025
Total assets increased $192.7 million, to $4.9 billion at December 31, 2025 compared to $4.7 billion at December 31, 2024, reflecting balance sheet growth primarily driven by loan growth.
Total portfolio loans increased $254.7 million, or 7.0% to $3.9 billion at December 31, 2025 compared to December 31, 2024. Loan growth was led by increases in the CRE, residential mortgage, construction and commercial and industrial loan (“C&I”) portfolios, partially offset by curtailment payments within the Other loan segment and a decline in the other consumer portfolio.
The available-for-sale securities portfolio decreased $26.8 million during 2025 and represented 14.3% of total assets at December 31, 2025, compared to 15.4% of total assets at December 31, 2024. The decrease was primarily attributable to security sales, normal paydowns, amortization, and calls partially offset by new securities purchases and an improvement in unrealized losses during the year. Refer to the “Securities” section below for further discussion of unrealized losses in the available-for-sale securities portfolio.
During the year ended December 31, 2025, the Company initiated $27.4 million in 1035 exchanges of BOLI to transfer proceeds to new insurance carriers and take advantage of enhanced credit ratings and improved yields resulting from favorable BOLI market conditions. The exchange allowed the Company to retire lower-yielding BOLI assets and reinvest the proceeds into higher yielding BOLI related assets on the balance sheet.
Total deposits increased $57.5 million to $4.2 billion at December 31, 2025 compared to December 31, 2024, which included $55.9 million related to the Branch Purchase completed during the second quarter of 2025. Deposit growth was driven by

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
increases in interest-bearing demand accounts and money market accounts, partially offset by decreases in noninterest-bearing demand accounts, savings accounts and CDs.
FHLB borrowings increased $108.5 million to $178.5 million at December 31, 2025 compared to $70.0 million at December 31, 2024, primarily to support loan growth. The Company had no outstanding federal funds purchased at December 31, 2025 or 2024.
Securities
The following table presents the composition of available-for-sale securities for the periods presented:

(Dollars in Thousands)	2025	2024	$ Change
U.S. Government Agency Securities	19,375	26,950	(7,575)
Residential Mortgage-Backed Securities	76,773	96,153	(19,380)
Commercial Mortgage-Backed Securities	25,122	21,587	3,535
Other Commercial Mortgage-Backed Securities	24,254	21,970	2,284
Asset Backed Securities	94,797	118,521	(23,724)
Collateralized Mortgage Obligations	161,820	148,588	13,232
States and Political Subdivisions	234,224	221,181	13,043
Corporate Notes	55,247	63,450	(8,203)
Total	$691,612	$718,400	$(26,788)
The balances and average rates of our available-for-sale securities portfolio are presented below as of December 31:

(Dollars in Thousands)	2025		2024
	Balance	Weighted-Average Yield [1,2]	Balance	Weighted-Average Yield [1,2]
U.S. Government Agency Securities	19,375	4.11%	26,950	4.82%
Residential Mortgage-Backed Securities	76,773	3.04%	96,153	3.37%
Commercial Mortgage-Backed Securities	25,122	4.60%	21,587	5.20%
Other Commercial Mortgage-Backed Securities	24,254	3.62%	21,970	2.63%
Asset Backed Securities	94,797	2.85%	118,521	3.95%
Collateralized Mortgage Obligations	161,820	4.18%	148,588	4.13%
States and Political Subdivisions	234,224	2.36%	221,181	2.36%
Corporate Notes	55,247	3.92%	63,450	3.87%
Total	$691,612	3.20%	$718,400	3.40%
1Weighted-average yields on tax-exempt obligations are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent.
2Weighted-average yields are calculated by dividing interest income (based on book yield) by the amortized cost basis of securities in each presented security category.
The Company invests in various securities to maintain liquidity satisfy various pledging requirements, enhance net interest income, and support balance sheet diversification and interest rate risk management through oversight by ALCO. Securities are subject to market risk, which could adversely affect the level of liquidity available. All security purchases are governed by the Company’s investment policy, which is approved annually by the Board of Directors and administered by ALCO and the treasury function.
The securities portfolio totaled $691.6 million at December 31, 2025, a net decrease of $26.8 million from December 31, 2024. During the year ended December 31, 2025, the Company purchased $63.7 million of securities and recognized a $28.6 million improvement in unrealized losses driven primarily by favorable movements in intermediate term U.S. Treasury yields. These increases were more than offset by $19.0 million of securities sales and $100.1 million of principal reductions resulting from normal paydowns, maturities, calls and amortization, resulting in the net decline in the securities portfolio during the year. Securities represented 14.3% of total assets at December 31, 2025 compared to 15.4% at December 31, 2024.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
As of December 31, 2025, approximately 36.3% of the securities portfolio consisted of variable rate securities, with approximately 94.9% of the portfolio repricing at least once within the next 12 months. Total gross unrealized gains in the available-for-sale portfolio were $0.4 million at December 31, 2025, offset by $54.2 million of gross unrealized losses, compared to gross unrealized gains of $0.1 million and gross unrealized losses of $82.4 million at December 31, 2024.
Management believes that unrealized losses on debt securities at December 31, 2025 are temporary and primarily attributable to changes in market interest rates since the time of purchase rather than deterioration in credit quality. Approximately 45.1% of the securities portfolio is comprised of obligations issued by U.S. government sponsored entities that carry implicit government guarantees. States and political subdivision securities comprise 33.9% and are largely general obligations and essential purpose revenue bonds, which have historically performed well across economic cycles and are predominantly rated AA and AAA. The Company has the ability and intent to hold these securities to maturity and expects to recover the full amortized cost of these investments. The Company may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
Unrealized losses were concentrated primarily in securities with intermediate and long-term maturities, whose market values are most sensitive to movements in the U.S. Treasury yield curve, particularly the five year and ten year maturities. During the year ended December 31, 2025, intermediate term Treasury yields declined, contributing to a reduction in unrealized losses. At December 31, 2025, the five and ten-year U.S. Treasury yields were 3.73% and 4.18%, respectively, compared to 4.38% and 4.58%, respectively, at December 31, 2024. The decline of approximately 65 basis points in the five year yield and 40 basis points in the ten year yield largely explains the improvement in unrealized losses during 2025, with longer duration securities, such as municipal bonds, experiencing the most pronounced valuation changes.
Changes in intermediate and long-term interest rates, which are market driven, will continue to affect the market value of fixed rate securities. Accordingly, the Company expects ongoing fluctuations in the market values of its intermediate and long-term maturity securities as Treasury yields change. Floating rate securities generally maintained stable market values, as their coupon rates adjust in line with changes in short-term interest rates set by the Federal Reserve.
If any impairment of securities were determined to be credit related, the Company would recognize an ACL through provision for credit losses in the period an impairment is identified, while any non-credit related impairment would be recorded in accumulated other comprehensive loss, net of applicable taxes. At December 31, 2025 and December 31, 2024, the Company had no credit related impairments in its securities portfolio.
Under Basel III capital rules, most banking organizations are permitted to make a one-time election to retain the existing regulatory capital treatment for accumulated other comprehensive loss. The Company elected to retain this treatment, under which accumulated comprehensive loss is excluded from regulatory capital. As a result, changes in unrealized gains and losses on available-for-sale securities do not affect regulatory capital levels, therefore reducing capital volatility associated with interest rate movements.
During 2024, the Company purchased $10.0 million of equity securities consisting of an investment in a market-rate, NASDAQ listed mutual fund that invests primarily in high quality fixed income securities, principally government agency obligations. The fund is designed to support community development initiatives throughout the United States, with a primary focus on expanding access to affordable housing for low and moderate income borrowers and renters, including those located in majority-minority census tracts.
Although the fund invests on a national basis, individual bond investments are designated to the Company and aligned with its geographic footprint. The Company’s investment in this mutual fund qualifies for consideration under the Community Reinvestment Act (“CRA”) and supports the Company’s ongoing commitment to community development activities.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table sets forth the maturities of available-for-sale securities at December 31, 2025 and the weighted average yields of such securities.
Available-for-Sale Securities

(Dollars in Thousands)	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agency Securities	$—	—%	$7,979	3.50%	$11,396	4.56%	$—	—%
Residential Mortgage-Backed Securities[2]	—	—%	2,179	4.55%	3	6.25%	74,591	3.00%
Commercial Mortgage-Backed Securities[2]	—	—%	7,746	4.75%	8,123	3.87%	9,253	5.12%
Other Commercial Mortgage-Backed Securities[2]	—	—%	—	—%	1,989	1.51%	22,265	3.84%
Asset Backed Securities[2]	—	—%	40,114	1.95%	39,448	3.38%	15,235	3.81%
Collateralized Mortgage Obligations[2]	—	—%	14,426	5.38%	5,705	5.59%	141,689	4.01%
States and Political Subdivisions	742	2.09%	46,672	2.19%	176,275	2.38%	10,535	2.84%
Corporate Notes	—	—%	4,741	8.83%	50,506	3.49%	—	—%
Total	$742		$123,857		$293,445		$273,568
Weighted Average Yield [1,3]		2.09%		2.99%		2.86%		3.69%
1Weighted-average yields on tax-exempt obligations are calculated on a taxable-equivalent basis using the federal statutory tax rate of 21 percent.
2 Securities not due at a single maturity date
3Weighted-average yields are calculated by dividing interest income (based on book yield) by the amortized cost basis of securities in each presented maturity bucket and security category.
At December 31, 2025, the Company held no securities classified as held-to-maturity. If the Company were to designate securities as held-to-maturity in future periods, disclosures would include the weighted average yield by contractual maturity range, as applicable.
At December 31, 2025, approximately 63.7% of the securities portfolio consisted of fixed rate securities and 36.3% consisted of floating rate securities. Although certain floating rate securities have stated maturities exceeding ten years, their interest rates generally reprice on a monthly basis. As a result, the effective duration of these securities is relatively short, generally less than one year, which reduces their sensitivity to changes in interest rates.
Refer to Note 5, Investment Securities, in the Notes to Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for additional information regarding the Company’s securities portfolio.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio as of the periods presented:

	December 31,
(Dollars in Thousands)	2025	2024	2023	2022	2021
Commercial
Commercial Real Estate	$2,114,314	$1,869,831	$1,670,631	$1,470,562	$1,323,252
Commercial and Industrial	231,921	230,483	271,511	309,792	345,376
Total Commercial Loans	2,346,235	2,100,314	1,942,142	1,780,354	1,668,628
Consumer
Residential Mortgages	822,141	777,471	787,929	657,948	457,988
Other Consumer	28,416	28,908	34,277	44,562	44,666
Total Consumer Loans	850,557	806,379	822,206	702,510	502,654
Construction	465,613	462,930	436,349	353,553	282,947
Other	217,155	255,203	305,213	312,496	357,900
Total Portfolio Loans	3,879,560	3,624,826	3,505,910	3,148,913	2,812,129
Loans Held-for-Sale	339	—	—	—	228
Total Loans	$3,879,899	$3,624,826	$3,505,910	$3,148,913	$2,812,357
The loan portfolio is the Company’s primary source of interest income and is subject to inherent credit risk, including the risk that borrowers may be unable to meet their contractual obligations. Adverse developments in a borrower’s industry or in overall economic conditions may negatively affect repayment capacity. For a discussion of risk factors relevant to the Company’s business and operations, refer to Part I, Item 1A. “Risk Factors,” in this Annual Report on Form 10-K for the year ended December 31, 2025.
Total portfolio loans increased $254.7 million, or 7.0%, to $3.9 billion at December 31, 2025, compared to December 31, 2024. Growth was driven by increased production in the CRE, C&I, residential mortgage, and construction portfolios, partially offset by declines in the Other segment, reflecting $38.0 million of curtailment payments during 2025 and a decrease in the other consumer portfolio.
The Company actively monitors the loan portfolio in light of changing market conditions, borrower performance, and the interest rate environment. At December 31, 2025, the loan portfolio consisted of 24.1% floating rates loans that reprice monthly, 37.5% variable rate loans that reprice at least once during the life of the loan, and 38.4% fixed rate loans.
CRE loans represented 54.5% of total portfolio loans at December 31, 2025, compared to 51.6% at December 31, 2024. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant exposure. Collateral securing CRE loans is geographically concentrated primarily in North Carolina, Virginia and South Carolina and includes properties within the retail/restaurant, warehouse, hospitality, multifamily, office, and long-term care sectors.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents the Company's CRE loan portfolio by collateral type, including outstanding balances, loans classified as special mention or substandard, and the related percentages by collateral category as of the dates presented:

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$501,030	$114	$—	$49,172	$3,135	$553,451	$6	20.0%
Warehouse	460,244	—	—	40,472	—	500,716	9,568	18.1%
Hospitality	280,803	—	—	41,192	51,552	373,547	51,552	13.5%
Multifamily	348,794	—	—	86,679	—	435,473	5,402	15.7%
Office	217,092	—	—	—	508	217,600	25,658	7.9%
Land	809	—	—	101,073	36,619	138,501	36,660	5.0%
Single Family	33,420	—	62,072	15,144	13,367	124,003	13,460	4.5%
Country Club	3,346	—	—	—	45,002	48,348	45,002	1.7%
Long-term Care	59,409	—	—	37,232	—	96,641	—	3.5%
Other	208,907	73	—	70,835	—	279,815	—	10.1%
Total	$2,113,854	$187	$62,072	$441,799	$150,183	$2,768,095	$187,308	100.0%

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$415,624	$122	$—	$55,093	$—	$470,839	$451	18.5%
Warehouse	405,333	493	—	53,990	—	459,816	3,865	18.1%
Hospitality	288,505	—	—	14,647	51,552	354,704	51,552	13.9%
Multifamily	286,203	—	—	105,677	—	391,880	4,516	15.4%
Office	221,445	—	—	7,468	508	229,421	1,080	9.0%
Land	771	—	—	114,344	57,925	173,040	57,975	6.8%
Single Family	25,630	—	50,334	37,622	13,367	126,953	13,445	5.0%
Country Club	3,393	—	—	—	45,002	48,395	45,002	1.9%
Long-term Care	30,474	—	—	17,492	—	47,966	—	1.9%
Other	197,655	389	—	36,964	7,628	242,636	12,159	9.5%
Total	$1,875,033	$1,004	$50,334	$443,297	$175,982	$2,545,650	$190,045	100.0%
CRE loans represent a concentration of credit risk within the loan portfolio. The majority of the Company’s CRE loans are originated within its core geographic markets, extended to experienced developers and sponsors, and generally supported by guaranty structures that provide recourse to individuals with demonstrated financial capacity.
Management believes its local and regional market expertise enables effective management of CRE concentration risk. This operating knowledge is derived from direct customer relationships, an understanding of borrower business models, and access to market research tools that provide data on occupancy levels, lease growth rates, and new construction activity. These market indicators are reviewed regularly by credit officers and communicated to lending teams.
The Company’s underwriting process incorporates multiple stress scenarios, primarily focused on borrower cash flow and leverage, to determine supportable loan structures and appropriate commitment levels.
Aggregate commitments to the Company’s top 10 credit relationships totaled $659.7 million, representing 17.0% of gross loans at December 31, 2025, compared to $669.2 million, or 18.5% of gross loans, at December 31, 2024. The Other segment accounted for 32.4% of the top 10 credit relationships at December 31, 2025. During the second quarter of 2023, the Company

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
placed its largest credit relationship, with a current balance of $214.0 million at December 31, 2025, on nonaccrual status, as discussed further below in the “Credit Quality” section of this MD&A.
The following table summarizes the Company’s top 10 credit relationships and the industries represented as of the dates presented:

	For the Periods Ending
Dollars in Thousands	12/31/2025	12/31/2024	Change	2025 % of Gross Loans	2025 % of RBC
1. Hospitality, Agriculture & Energy	$214,020	$251,982	$(37,962)	5.52%	41.66%
2. Multifamily	58,610	58,871	(261)	1.51%	11.41%
3. Retail & Office	54,838	52,913	1,925	1.41%	10.67%
4. Office & Retail	51,560	40,462	11,098	1.33%	10.04%
5. Warehouse	47,969	49,661	(1,692)	1.24%	9.34%
6. Retail	47,619	44,511	3,108	1.23%	9.27%
7. Land & Self-Storage	47,392	43,004	4,388	1.22%	9.22%
8. Warehouse	46,687	44,577	2,110	1.20%	9.09%
9. Long-Term Care	46,199	46,199	—	1.19%	8.99%
10. Multifamily	44,842	36,972	7,870	1.15%	8.73%
Top Ten (10) Relationships	659,736	669,152	(9,416)	17.00%	128.42%
Total Gross Loans	3,879,899	3,624,826	255,073
% of Total Gross Loans	17.00%	18.46%	(1.46)%
Concentration (25% of Risk Based Capital ("RBC"))	$128,431	$125,190
Unfunded commitments on lines of credit totaled $643.9 million at December 31, 2025, compared to $620.8 million at December 31, 2024. The majority of unused commitments relate to construction lines of credit, which are expected to be funded as projects progress toward completion.
Total line of credit utilization was 53.2% at December 31, 2025, compared to 53.8% at December 31, 2024. Utilization of commercial operating lines of credit was 52.8% at December 31, 2025, compared to 53.8% at December 31, 2024.
The following tables present the maturity schedule of portfolio loan types at December 31, 2025:

	Maturity
(Dollars in Thousands)	Within One Year	After One But Within Five Years	After Five But Within 15 Years	After 15 Years	Total
Fixed interest rates
Commercial Real Estate	$151,274	$771,853	$108,806	$1,764	$1,033,697
Commercial and Industrial	9,871	54,056	75,951	2,633	142,511
Residential Mortgages	3,148	26,122	55,886	17,208	102,364
Other Consumer	1,505	26,173	738	—	28,416
Construction	61,167	83,130	18,769	19,155	182,221
Other	—	—	—	—	—
Portfolio Loans with Fixed Interest Rates	$226,965	$961,334	$260,150	$40,760	$1,489,209
Variable interest rates
Commercial Real Estate	$61,194	$223,493	$707,595	$88,335	$1,080,617
Commercial and Industrial	15,490	43,869	27,743	2,308	89,410
Residential Mortgages	6,313	3,990	36,827	672,647	719,777
Other Consumer	—	—	—	—	—
Construction	39,663	139,029	97,973	6,727	283,392
Other	214,020	—	—	3,135	217,155
Portfolio Loans with Variable Interest Rates	$336,680	$410,381	$870,138	$773,152	$2,390,351
Total Portfolio Loans	$563,645	$1,371,715	$1,130,288	$813,912	$3,879,560

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Refer to Note 6, Loans and Loans Held-for-Sale, in the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for additional information related to our loans.
Credit Quality
On a monthly basis, a Criticized Asset Committee meets to review certain watch, special mention and substandard risk rated loans that fall within prescribed policy thresholds. These loans generally represent those with the highest potential risk of loss to the Company. For loans identified through this process, management establishes action plans and conducts ongoing monitoring, which includes regular communication with the borrower and loan officer, review of current financial information and other supporting documentation, evaluation of existing or proposed loan structures or modifications, and periodic reassessment of collateral values.
On a quarterly basis, the Credit Risk Committee of the Board meets to review loan portfolio metrics, approve segment concentration limits, evaluate the adequacy of the ACL, and review the results of loan review activities identified during the prior quarter. Annually, this committee also approves credit related policy changes and enhancements as they are implemented.
Additional credit risk management practices include continuous monitoring of trends within the Company’s lending footprint and ongoing evaluation of lending policies and procedures designed to support sound underwriting standards. These practices include oversight of portfolio concentrations, delinquencies trends, and the results of annual portfolio level stress testing.
The loan review department provides independent oversight of credit quality and evaluates the effectiveness of credit risk management practices. This function has primary responsibility for assessing commercial credit administration, consumer and mortgage underwriting and credit decision processes, and the appropriateness of assigned risk ratings for loans reviewed, as well as providing input into the overall loan risk rating process.
The Company’s policy is to place loans on nonaccrual status when collection of principal or interest is doubtful or, generally, when contractual principal or interest payments are 90 days or more past due. Consumer unsecured loans and secured loans are evaluated for charge-off once they become 90 days past due, and loans that reach 90 days delinquent are automatically transferred to nonaccrual status. Management, however, retains discretion at the individual loan level. A loan may be placed on nonaccrual prior to becoming 90 days past due if full collection of principal and interest is deemed unlikely. Conversely, a loan that is 90 days or more past due may be maintained in accrual status if it is well-secured and in process of collection.
Unsecured loans are generally charged-off in full, while secured loans are charged-off to the estimated fair value of the collateral, net of estimated cost to sell.
The repayment capacity of commercial borrowers is dependent on the performance of their underlying businesses and general economic conditions. Given the higher potential for loss within the commercial loan portfolio, these loans are monitored through an internal risk rating system. Risk ratings are assigned based on the borrower’s creditworthiness and are reviewed on an ongoing basis in accordance with internal policies. Loans rated special mention or substandard exhibit potential or well-defined weaknesses that are not typically present in higher quality performing loans, and therefore require heightened management attention to mitigate the risk of loss.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Nonperforming assets consist of NPLs and OREO. The following table summarizes nonperforming assets at the dates presented:

(Dollars in Thousands)	December 31, 2025	December 31, 2024	Change
Nonaccrual Loans
Commercial Real Estate	$23,861	$1,176	$22,685
Commercial and Industrial	1,013	1,078	(65)
Residential Mortgages	4,623	4,865	(242)
Other Consumer	25	20	5
Construction	440	228	212
Other	214,020	251,982	(37,962)
Total Nonperforming Loans	243,982	259,349	(15,367)
Other Real Estate Owned	142	659	(517)
Total Nonperforming Assets	$244,124	$260,008	$(15,884)

Nonperforming Loans to Total Portfolio Loans	6.29%	7.15%
Nonperforming Assets to Total Portfolio Loans plus Other Real Estate Owned	6.29%	7.17%
At December 31, 2025, total nonperforming assets decreased $15.9 million to $244.1 million compared to December 31, 2024. The decrease was primarily driven by a $15.4 million reduction in nonaccrual loans primarily within the Company’s Other segment, residential mortgages and C&I portfolios. The reduction in the Other segment was largely attributable to $38.0 million of curtailment payments received during 2025 related to the Company’s largest nonperforming credit relationship.
This decrease was partially offset by the transfer of certain loans to nonaccrual status during the year, including a $9.5 million CRE relationship consisting of four loans placed on nonaccrual status during the first quarter of 2025, a $14.3 million CRE loan placed on nonaccrual status during the third quarter of 2025, and a $0.8 million residential mortgage loan placed on nonaccrual status during the third quarter of 2025. The $14.3 million CRE loan is secured by an office building that experienced government agency tenants vacated during the fourth quarter of 2025. Although the loan was originated at a relatively low loan-to-value ratio, an updated appraisal received in the fourth quarter of 2025 resulted in the establishment of a $1.0 million specific reserve. Management believes the loan remains well-secured based on its net carrying value and continues to closely monitor this loan and other similar CRE credits for changes in valuation and other market impacts.
The $9.5 million CRE relationship placed on nonaccrual status during the first quarter of 2025 is secured by warehouse facilities located in North Carolina. The properties are currently in receivership and are being marketed for sale, with these properties under contract as of December 31, 2025. Based on updated appraisals during the fourth quarter of 2025, a specific reserve on one loan in this relationship was reduced to $0.6 million.
During the second quarter of 2023, the Company placed $301.9 million of commercial loans within the Other segment related to its largest lending relationship on nonaccrual status due to loan maturities and failure to pay in full. These loans remained on nonaccrual status at December 31, 2025 and December 31, 2024 and represented 87.7% of total NPLs and total nonperforming assets at December 31, 2025. Since June 30, 2023, cumulative curtailment payments of $87.9 million made by the Justice Entities to the Bank, have reduced the outstanding principal balance of this relationship from $301.9 million to $214.0 million at December 31, 2025.
The Company believes this credit is well secured based on its net carrying value and has appropriately reserved for expected credit losses with respect to all such loans based on information currently available. However, the Company cannot give any assurance as to the timing or amount of future payments or collections on such loans, the timing of any credit administration or collection efforts, or that the Company will ultimately collect all amounts contractually due. The Company is closely monitoring all developments that may impact collateral values or potential recoveries on its NPLs, including claims that may be asserted by other purported creditors.
Based on analyses of the credit relationship and various discounted cash flow (“DCF”) valuation techniques utilized in the alternative modeling, which resulted in specific reserves with respect to these loans of $18.0 million at December 31, 2025, or 8.4% of these loans aggregate principal amount as compared to $30.3 million or 12.0% of these loans aggregate principal amount at December 31, 2024. This decline was driven by the aforementioned curtailments, updated analysis of the credit

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
relationship during the second quarter of 2025 using the DCF model with updated assumptions and inputs regarding the credit relationship, legal risk and related risks.
As the borrowers on these loans operate in the hospitality, agriculture, and energy sectors, this credit relationship is secured by, among other collateral, commercial real estate properties in these sectors including but not limited to top-tier hospitality properties. When evaluating the net carrying value of this credit relationship at December 31, 2025, the Company utilized DCF valuation techniques to estimate the timing and magnitude of potential recoveries resulting from various collection processes.
Closed retail bank offices, recorded in OREO on the Consolidated Balance Sheets, had a book value of $0.1 million at December 31, 2025 compared to $0.7 million at December 31, 2024. During the year ended December 31, 2025, the Bank transferred three closed retail branch properties to OREO. This activity was partially offset by the sale of one branch during the second quarter of 2025 and the sale of the remaining two branches during the third quarter of 2025.
The following is an analysis of NPLs by loan portfolio segment for the dates presented, and each segment’s relative contribution to total NPLs:

	December 31, 2025		December 31, 2024
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$23,861	9.8%	$1,176	0.4%
Commercial and Industrial	1,013	0.4%	1,078	0.4%
Residential Mortgages	4,623	1.9%	4,865	1.9%
Other Consumer	25	—%	20	—%
Construction	440	0.2%	228	0.1%
Other	214,020	87.7%	251,982	97.2%
Balance End of Period	$243,982	100.0%	$259,349	100.0%
The Company’s legacy underwriting practices placed significant emphasis on loan to value metrics and, in certain cases, did not fully consider borrower income characteristics or the repayment capacity of collateral, particularly for speculative and land based financings. Reliance on collateral value as a primary source of repayment can be adversely affected during real estate cycles. In response, management has actively addressed these legacy credits and implemented enhanced underwriting guardrails that emphasize global borrower cash flows, repayment capability, limits on speculative exposure and transaction size, and the use of sensitivity analysis to determine supportable loan amounts. While these guardrails do not eliminate exposure to credit cycles, management believes they reduce the risk of default.
Closed-end installment loans, amortizing loans secured by real estate, and other loans with monthly payment schedules are considered past due when payments are two or more months in arrears. Multi-payment obligations with payment schedules other than monthly are reported as past due when a scheduled payment remains unpaid for 30 days or more. Management monitors delinquency trends on a monthly basis, including early stage delinquencies and loans exhibiting heightened risk characteristics, to identify emerging credit deterioration.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes past due loans for the dates presented:

(Dollars in Thousands)	December 31, 2025	December 31, 2024	Change
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$3	$2,642	$(2,639)
Commercial and Industrial	159	180	(21)
Total Commercial Loans	162	2,822	(2,660)
Consumer
Residential Mortgages	1,899	917	982
Other Consumer	267	306	(39)
Total Consumer Loans	2,166	1,223	943
Construction	908	783	125
Other	—	—	—
Total Loans 30 to 89 Days Past Due	$3,236	$4,828	$(1,592)
There were no portfolio loans past due more than 90 days and still accruing at December 31, 2025 or December 31, 2024. Loans past due 30 to 89 days and still accruing decreased by $1.6 million to $3.2 million at December 31, 2025, compared to $4.8 million at December 31, 2024. The decrease was primarily driven by a $2.4 million CRE loan that moved to nonperforming status during the first quarter of 2025, partially offset by a $1.0 million residential mortgage loan that became past due in the third quarter of 2025 and was still 30 days past due at December 31, 2025.
The following tables represent credit exposures by internally assigned risk ratings as of December 31, 2025 and 2024:

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$2,079,579	$230,899	$816,315	$28,391	$459,071	$3,135	$3,617,390
Special Mention	10,874	9	89	—	700	—	11,672
Substandard	23,861	1,013	5,737	25	5,842	214,020	250,498
Total Portfolio Loans	$2,114,314	$231,921	$822,141	$28,416	$465,613	$217,155	$3,879,560

Performing Loans	$2,090,453	$230,908	$817,518	$28,391	$465,173	$3,135	$3,635,578
Nonaccrual Loans	23,861	1,013	4,623	25	440	214,020	243,982
Total Portfolio Loans	$2,114,314	$231,921	$822,141	$28,416	$465,613	$217,155	$3,879,560

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$1,860,313	$227,412	$772,514	$28,888	$458,223	$3,221	$3,350,571
Special Mention	2,460	—	92	—	4,479	—	7,031
Substandard	7,058	3,071	4,865	20	228	251,982	267,224
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826

Performing Loans	$1,868,655	$229,405	$772,606	$28,888	$462,702	$3,221	$3,365,477
Nonaccrual Loans	1,176	1,078	4,865	20	228	251,982	259,349
Total Portfolio Loans	$1,869,831	$230,483	$777,471	$28,908	$462,930	$255,203	$3,624,826
At December 31, 2025 and December 31, 2024, the Company had no loans classified as doubtful. The levels of special mention and substandard loans at December 31, 2025, compared to December 31, 2024, reflected an increase of $4.6 million in special mention and a decrease of $16.7 million in substandard loans.
Special mention loans increased primarily due to the addition of a $10.8 million CRE office building loan that was downgraded from pass to special mention during the fourth quarter of 2025. This increase was partially offset by the payoff of a $4.4 million construction loan during the second quarter of 2025 and the downgrade of a previously mentioned $2.4 million CRE loan from special mention to substandard in the first quarter of 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Substandard loans decreased primarily due to $38.0 million of curtailment payments, related to the Bank’s largest nonperforming credit relationship, received during the year ended December 31, 2025, and due to the upgrade of a $2.0 million C&I loan to special mention in the first quarter of 2025 and subsequent payoff in the third quarter of 2025. These reductions were partially offset by the downgrade of a $14.3 million CRE loan from pass to substandard in the third quarter of 2025. Also impacting the decline was the downgrade of a single borrower relationship totaling $9.5 million consisting of three CRE loans totaling $7.1 million that were downgraded from pass to substandard, along with a $2.4 million CRE loan that was downgraded from special mention to substandard in the first quarter of 2025.
Refer to Note 7, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for additional information related to our NPLs and OREO.
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment at December 31 for each of the years presented:

(Dollars in Thousands)	2025	2024	2023
Balance Beginning of Year	$75,600	$97,052	$93,852
(Recovery) Provision for Credit Losses	(3,637)	(5,039)	5,500
Charge-offs:
Commercial Real Estate	—	—	—
Commercial and Industrial	7	40	63
Residential Mortgages	—	32	203
Other Consumer	879	1,759	2,665
Construction	1	157	42
Other	—	15,000	—
Total Charge-offs	887	16,988	2,973
Recoveries:
Commercial Real Estate	—	—	—
Commercial and Industrial	6	49	88
Residential Mortgages	14	31	110
Other Consumer	394	495	475
Construction	1	—	—
Other	—	—	—
Total Recoveries	415	575	673
Total Net Charge-offs	472	16,413	2,300
Balance End of Year	$71,491	$75,600	$97,052

Net Charge-offs to Average Portfolio Loans	0.01%	0.46%	0.07%
Allowance for Credit Losses to Total Portfolio Loans	1.84%	2.09%	2.77%
The following table presents the net charge-offs by average portfolio loan segments for the years ended December 31:

(Dollars in Thousands)	2025	2024	2023
Commercial Real Estate	—%	—%	—%
Commercial and Industrial	—%	—%	(0.01)%
Residential Mortgages	—%	—%	0.01%
Other Consumer	1.72%	4.10%	5.67%
Construction	—%	0.04%	0.01%
Other	—%	5.13%	—%
Total	0.01%	0.46%	0.07%
Net charge-offs were $0.5 million and $16.4 million for the years ended December 31, 2025 and December 31, 2024. As a percentage of average portfolio loans, net charge-offs were 0.01% for the year ended December 31, 2025, compared to 0.46% for the year ended December 31, 2024. During the year ended December 31, 2024, net loan charge-offs were significantly

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
impacted by the $15.0 million principal charge-off related to the Other segment of the loan portfolio, discussed in more detail above under “(Recovery) Provision for Credit Losses” and “The Company’s Business and Strategy.”
The following is the allocation of the ACL balance by segment as of December 31 for the years presented below:

	2025		2024
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$22,526	54.5%	$20,146	51.6%
Commercial & Industrial	2,790	6.0%	2,791	6.4%
Residential Mortgages	12,449	21.2%	10,389	21.4%
Other Consumer	638	0.7%	682	0.8%
Construction	15,020	12.0%	11,297	12.8%
Other	18,068	5.6%	30,295	7.0%
Balance End of Year	$71,491	100.0%	$75,600	100.0%
The ACL was $71.5 million, or 1.84%, of total portfolio loans at December 31, 2025 compared to $75.6 million, or 2.09%, of total portfolio loans at December 31, 2024.
The following table summarizes the credit quality ratios and their components as of December 31 for the years presented below:

(Dollars in Thousands)	2025	2024
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$71,491	$75,600
Total Portfolio Loans	3,879,560	3,624,826
Allowance for Credit Losses to Total Portfolio Loans	1.84%	2.09%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$243,982	$259,349
Total Portfolio Loans	3,879,560	3,624,826
Nonperforming Loans to Total Portfolio Loans	6.29%	7.15%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$71,491	$75,600
Nonperforming Loans	243,982	259,349
Allowance for Credit Losses to Nonperforming Loans	29.30%	29.15%

Net Charge-offs to Average Portfolio Loans
Net Charge-offs	$472	$16,413
Average Total Portfolio Loans	3,759,496	3,560,297
Net Charge-offs to Average Portfolio Loans	0.01%	0.46%
The (recovery) provision for credit losses, which includes a (recovery) provision for losses on loans and a (recovery) provision on unfunded commitments, is a (recovery) or charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. The (recovery) for credit losses was a (recovery) of $(3.6) million for the year ended December 31, 2025 compared to a (recovery) for credit losses of $(5.0) million for the same period in 2024. The increase compared to the same period in 2024 were primarily driven by higher loan growth in 2025, the establishment of a new reserve of $1.0 million on a CRE loan during the fourth quarter of 2025 due to an updated appraisal, a reserve of $0.6 million on an existing CRE relationship with four loans that are under contract to sell and $12.0 million lower curtailment payments during the year ended December 31, 2025 compared to the same period in 2024. These increases were partially offset by a reduction in the Other segment reserve of $12.2 million, resulting from a lower reserve rate of 8.43% at December 31, 2025 compared to 12.01% at December 31, 2024 and from $38.0 million curtailment payments received during 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The (recovery) provision for unfunded commitments decreased $0.2 million for the year ended December 31, 2025 compared to the same period in 2024. The decline was due to decreased unfunded commitments in construction loans in 2025. The reserve for unfunded commitments is largely comprised of unfunded commitments related to real estate construction loans. There are three basic factors that influence the reserve rates associated with unfunded commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts, average portfolio life, etc. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain CRE loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
At December 31, 2025, NPLs decreased $15.4 million since December 31, 2024. NPLs as a percentage of total portfolio loans were 6.29% and 7.15% as of December 31, 2025 and December 31, 2024, respectively.
Refer to Note 7, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for additional information related to our ACL.

Deposits
The daily average balance of deposits and rates paid on deposits are summarized in the following table for the years ended December 31:

	2025		2024
(Dollars in Thousands)	Average Balance	Rate	Average Balance	Rate
Noninterest-Bearing Demand	$626,754	—	$644,231	—
Interest-Bearing Demand	794,603	1.71%	583,735	1.54%
Money Market	541,250	2.52%	511,342	3.03%
Savings	343,367	0.14%	399,748	0.14%
Certificate of Deposits	1,902,757	3.60%	1,782,573	3.95%
Total Interest-Bearing Deposits	3,581,977	2.69%	3,277,398	2.91%
Total Average Deposits	$4,208,731	2.29%	$3,921,629	2.43%
Deposits are the Company’s primary source of funding, and management believes the deposit base remains stable with the ability to attract new customers while continuing to diversify deposit composition. Total deposits increased at December 31, 2025, primarily due to $55.9 million of deposits assumed in connection with the Branch Purchase completed during the second quarter of 2025.
For the year ended December 31, 2025, total average deposits increased $287.1 million. This increase was driven by growth in average interest-bearing demand deposits of $210.9 million, or 36.1%, average CDs of $120.2 million, or 6.7%, average money market accounts of $29.9 million, or 5.8%. These increases were partially offset by decreases in average savings accounts of $56.4 million, or 14.1%, and average noninterest-bearing demand deposits of $17.5 million, or 2.7%.
The decline in savings accounts primarily reflected customer preferences shifting toward higher-yielding deposit products or the repositioning of funds into transactional deposit accounts.
At December 31, 2025, noninterest-bearing deposits represented 14.7% of total deposits, compared to 15.3% at December 31, 2024. CDs comprised 45.2% of total deposits at December 31, 2025, compared to 46.3% at December 31, 2024. Based on the assumptions used in preparing regulatory call reports, approximately 81.3% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits at December 31, 2025, while approximately 18.7% were uninsured, compared to approximately 81.6% insured and 18.4% uninsured at December 31, 2024.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table presents additional information about our year-end deposits:

(Dollars in Thousands)	2025	2024
Noninterest-Bearing Public Funds Deposits	33,220	55,385
Interest-Bearing Public Funds Deposits	137,600	125,342
Total Deposits not Covered by Deposit Insurance[1]	787,114	762,937
Certificates of Deposits not Covered by Deposit Insurance	310,723	297,938
Deposits for Certain Directors, Executive Officers and their Affiliates	3,207	2,305
1These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Maturities of CDs over $250,000 or more, excluding brokered deposits, not covered by deposit insurance at December 31, 2025 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$108,879	35.0%
Over Three Months Through Six Months	72,884	23.5%
Over Six Months Through Twelve Months	65,384	21.0%
Over Twelve Months	63,576	20.5%
Total	$310,723	100.0%
Refer to Note 14, Deposits, in the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for additional information related to our deposits.
FHLB Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at December 31 are summarized in the table below:

(Dollars in Thousands)	2025	2024	2023
Balance at Period End
Federal Home Loan Bank Borrowings	$178,500	$70,000	$393,400
Federal Funds Purchased	—	—	—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$110,944	$222,719	$402,675
Federal Funds Purchased	—	—	7,023
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	4.19%	5.11%	5.17%
Federal Funds Purchased	—%	—%	5.24%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$178,500	$403,000	$525,135
Federal Funds Purchased	—	—	46,965
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	3.89%	4.02%	5.20%
Federal Funds Purchased	—%	—%	—%
Borrowings represent an additional source of liquidity for the Company. FHLB borrowings increased $108.5 million to $178.5 million at December 31, 2025, compared to $70.0 million at December 31, 2024, which were primarily utilized to fund loan growth. The Company had no overnight federal funds purchased outstanding at December 31, 2025, or December 31, 2024.
The level and composition of borrowed funds fluctuates over time based on a variety of factors, including market conditions, loan and deposit growth, investment securities activity, and capital considerations. Management actively monitors and manages borrowings to ensure they remain a reliable and cost effective source of liquidity.
As a member of the Federal Home Loan Bank of Atlanta, the Company is required to purchase and maintain a specified level of FHLB capital stock based on asset size, outstanding borrowings, and participation in other FHLB programs. At December 31,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
2025, the Company held $11.7 million of FHLB stock, compared to $6.5 million at December 31, 2024. The increase in FHLB stock was attributable to the higher required level of stock holdings resulting from increased FHLB borrowings.
Dividends recognized on FHLB stock totaled $0.6 million for the year ended December 31, 2025, compared to $1.0 million for the year ended December 31, 2024. The investment in FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of its par value.
FHLB stock is non-marketable and may be redeemed only at the discretion of the FHLB. Members do not purchase stock for capital appreciation purposes, as FHLB can only be purchased, redeemed, or transferred at par value. Rather, ownership of FHLB stock provides members with access to the funding, liquidity, and other financial services offered by the FHLB.
Refer to Note 15, Federal Home Loan Bank Borrowings and Federal Funds Purchased, in the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for additional information related to our borrowings.
Capital Resources
The following table summarizes ratios for the Company and the Bank at December 31:

	2025	2024
Leverage Ratio
Carter Bankshares, Inc.	9.43%	9.56%
Carter Bank and Trust	9.01%	9.42%
Common Equity Tier 1
Carter Bankshares, Inc.	10.70%	10.88%
Carter Bank and Trust	10.23%	10.72%
Tier 1 Ratio
Carter Bankshares, Inc.	10.70%	10.88%
Carter Bank and Trust	10.23%	10.72%
Total Risk-Based Capital Ratio
Carter Bankshares, Inc.	11.95%	12.13%
Carter Bank and Trust	11.49%	11.98%
Total capital increased to $419.7 million at December 31, 2025, up $35.4 million from December 31, 2024. The increase was primarily driven by net income of $31.4 million and a $22.4 million increase in other comprehensive income related to favorable changes in the fair value of investment securities, partially offset by $20.2 million of common stock repurchases, including the related 1% excise tax, and $1.8 million of restricted stock activity.
The Company and the Bank remained well capitalized at December 31, 2025, exceeding all regulatory capital requirements. The key capital ratios included a leverage ratio of 9.43%, a Common Equity Tier 1 ratio of 10.70%, a Tier 1 ratio of 10.70%, and a Total risk-based capital ratio of 11.95%, all well above regulatory well-capitalized thresholds. Management believes the Company maintains a strong capital position and has the capacity to raise additional capital if needed.
Refer to Note 23, Capital Adequacy, in the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K for additional information related to the Company’s and the Bank’s capital.
Contractual Obligations
In the normal course of business, the Company enters into contractual obligations that represent future cash commitments under agreements with third parties. These obligations exclude contingent contractual liabilities for which the timing or amount of future payments cannot be reasonably estimated. The Company’s contractual obligations include arrangements that may require future cash payments, the expected timing of which is disclosed in the accompanying notes to consolidated financial statements in Item 8. of this Annual Report on Form 10-K as of December 31, 2025. These obligations primarily include: (i) operating and finance leases (Note 9, Right-of-Use (“ROU”) Assets and Lease Liabilities); (ii) time deposits with stated maturity dates (Note

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
14 – Deposits); (iii) Federal Home Loan Bank Borrowings and Federal Funds Purchased (Note 15); and (iv) commitments to extend credit, standby letters of credit, and purchase obligations (Note 20, Commitments and Contingencies).
Purchase obligations primarily consist of commitments under agreements with the Company’s third-party data processing provider.
Off-Balance Sheet Arrangements
In the normal course of business, the Company provides customers with lines of credit and letters of credit to meet financing needs. The undrawn and unfunded portions of these facilities do not represent outstanding balances and, accordingly are not reflected as loans receivable in the consolidated financial statements. Lines of credit are primarily used to support construction financing commitments and revolving working capital needs of operating companies.
At December 31, 2025 and December 31, 2024 construction-related lines of credit totaled $452.8 million, or 58.7% and $445.3 million, or 53.4%, respectively, of total commitments to extend credit. Construction lines of credit generally include a defined construction end date, at which time the loan is expected to convert to a mini-perm loan. A department independent of the lending function monitors construction commitments of $1.0 million or greater, based on management’s discretion. Lines of credit to operating companies typically include stated maturity dates and may be subject to financial covenants.

The Company issues letters of credit primarily to assure municipalities that construction projects will be completed in accordance with approved plans and specifications. Letters of credit generally include expiration dates, while standby letters of credit automatically renew but typically include annual termination provisions with proper notice. The Company generally charges an annual fee for issuing letters of credit.

These off-balance sheet arrangements expose the Company to credit risk if counterparties fail to meet their contractual obligations, with potential losses generally limited to the contractual amount less any collateral. The Company evaluates this risk using the same credit policies applied to loan underwriting and maintains a reserve for unfunded commitments. Because letters of credit are expected to expire without being drawn, they do not necessarily represent future cash requirements. Due to the short-term nature of these arrangements and the credit quality of counterparties, the Company has not estimated the fair value of these off-balance sheet commitments.
The following table sets forth the commitments and letters of credit as of December 31:

(Dollars in Thousands)	2025	2024
Commitments to Extend Credit	$771,677	$833,594
Standby Letters of Credit	16,507	16,657
Total	$788,184	$850,251
For more details, see Note 20, Commitments and Contingencies, in Item 8. of this Annual Report on Form 10-K.
Liquidity
Liquidity refers to the Company’s ability to meet cash and collateral obligations in a timely manner and at a reasonable cost, including funding deposit withdrawals and borrower credit demands. The Company’s Board of Directors has delegated oversight of liquidity risk management to ALCO, which is responsible for maintaining sufficient liquidity at a reasonable cost under both normal operating conditions and potential stress scenarios.
ALCO monitors and manages liquidity risk by reviewing cash flow projections, performing balance sheet stress testing, and maintaining a comprehensive contingency funding plan. This plan includes defined liquidity metrics and graduated risk tolerance levels, which are reviewed monthly. If liquidity levels reach thresholds defined as high risk, enhanced monitoring and the implementation of specific predefined action plans to reduce risk are required.
The Company’s primary source of liquidity is its stable customer deposit base. Management believes it can retain existing deposits and attract new deposits, limiting reliance on more volatile funding sources. In addition to deposits, the Company maintains access to multiple supplemental funding sources as part of its normal liquidity management strategy. These include

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
borrowing capacity with the FHLB of up to approximately 30% of the Company’s total assets, or $1.5 billion, subject to eligible collateral, of which $609.4 million remained available at December 31, 2025. The Company also maintains unsecured borrowing facilities with three correspondent banks totaling $30.0 million and a fully secured facility with one other correspondent bank totaling $45.0 million. There were no outstanding borrowings under these facilities at December 31, 2025. The Company also had access to the institutional CD and brokered deposit markets.
Additional liquidity can be provided by $402.2 million of unpledged available-for-sale investment securities at fair value at December 31, 2025. Refer to the Liquidity Sources table below for further detail regarding FHLB borrowing capacity and correspondent bank lines of credit.
As of December 31, 2025, approximately 81.3% of total deposits were insured under standard FDIC coverage limits, while 18.7% were uninsured. Management actively monitors industry and market conditions that could affect liquidity and evaluates alternative funding strategies as needed. In addition, the Company closely monitors the potential impacts of interest rate movements and market conditions on the fair value of its securities portfolio, particularly in light of evolving banking industry dynamics that may influence liquidity availability or market expectations.
Maintaining a cushion of highly liquid assets or assets that can be converted to cash quickly, with little or no loss in value, is a key component of the Company’s liquidity risk management framework. ALCO policy establishes graduated risk tolerance levels for the ratio of highly liquid assets to total assets. At December 31, 2025, the Bank had $470.7 million of highly liquid assets, consisting of $68.2 million in excess reserves at the Federal Reserve and interest-bearing deposits at other financial institutions, $0.3 million of loans held-for-sale, and $402.2 million of unpledged securities. This resulted in highly liquid assets to total assets ratio of 9.7%. Total available liquidity relative to uninsured deposits was 155.7% at December 31, 2025.
While management believes current liquidity sources are sufficient, an extended economic downturn or significant market disruption could increase reliance on more volatile or higher cost funding sources.

The following table provides detail of liquidity sources as of December 31:

(Dollars in Thousands)	2025	2024
Cash and Due From Banks, including Interest-bearing Deposits	$105,163	$131,171
Unpledged Investment Securities	402,220	418,350
Excess Pledged Securities	33,443	33,022
FHLB Borrowing Availability	609,392	735,294
Collateralized Lines of Credit	45,000	45,000
Unsecured Lines of Credit Availability	30,000	30,000
Total Liquidity Sources	$1,225,218	$1,392,837
The following table provides total liquidity sources and ratios as of December 31:

(Dollars in Thousands)	2025	2024
Total Liquidity Sources	$1,225,218	$1,392,837
Highly Liquid Assets[1] to Total Assets	9.7%	10.9%
Highly Liquid Assets[1] to Uninsured Deposits	59.8%	66.8%
Total Available Liquidity to Uninsured Deposits	155.7%	182.6%
1 Highly liquid assets consist of $68.2 million in Federal Reserve Board excess reserves and interest-bearing deposits in other financial institutions, loans held for sale of $0.3 million and $402.2 million in unpledged securities.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Inflation
Management recognizes that inflation can have a significant impact on interest rates and overall financial performance. The Company’s financial strength is measured by its ability to adapt to changes in interest rates and to effectively manage noninterest income and expense. Through its ALCO, the Company actively monitors the mix of interest-rate sensitive assets and liabilities to mitigate the effects of inflation-driven rate changes on net interest income.
The Company manages inflationary pressures by adjusting product and service pricing, introducing new products and services and controlling overhead costs. Unlike most industrial companies, financial institutions primarily hold monetary assets and liabilities; therefore, interest rate movement, rather that general inflation levels, are the more significant driver of financial performance.
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
During the year ended December 31, 2025, the Company repurchased 1,124,690 shares of its common stock at a total cost of $20.0 million at a weighted average cost per share of $17.78. The 2025 Program was fully utilized on October 30, 2025.
On February 2, 2026, the Company announced that the Board authorized a repurchase program to purchase up to $10.0 million of the Company’s common stock in the aggregate over a period of twelve months beginning February 11, 2026, the date of receipt of non-objection from the Federal Reserve Bank of Richmond. The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program, and the number of shares actually purchased under the program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The repurchase program may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.

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
Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes affect capital by changing the net present value of a financial institution’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancement of shareholder value. However, excessive interest rate risk can threaten a financial institution’s earnings, capital, liquidity, and solvency. The Company’s ALCO is responsible for reviewing the interest rate sensitivity position of the institution, establishing policies to monitor and limit exposure to this type of risk, and employing strategies to ensure our asset-liability structure produces the maximum yield-cost spread available based on current market conditions. The Company’s Investment / Interest Rate Risk Committee, a committee of the Board of Directors, reviews and approves the policies established by ALCO.
Earnings Simulation Modeling
The ALCO uses an asset liability model (“ALM”) to forecast earning simulations that measure the sensitivity of net interest income to changes in interest rates. The ALM calculates an earnings estimate based on current and projected balances and rates. This method is subject to the accuracy of the assumptions that support the ALM process. The ALCO derives the assumptions used in the ALM from historical trends and management’s outlook, including expected loan growth, loan prepayment rates, deposit growth rates, changes to deposit product betas and non-maturity deposit decay rates, and projected yields and rates. The ALM assumes that all maturities, calls, and prepayments in the securities portfolio are reinvested in like instruments. These assumptions may not be realized and unanticipated events and circumstances may also occur that cause the assumptions to be inaccurate. The ALM also does not take into account any future actions management may take to mitigate the impact of unforeseen interest rate changes. A sensitivity analysis for deposit betas, deposit decay rates and loan prepayment speeds is performed at least annually within the ALM to help ALCO better understand the impact of these critical assumptions on the ALM results. The ALCO reviews the assumptions of the ALM at least quarterly and periodically adjusts the ALM assumptions when deemed appropriate.
The ALCO also uses different interest rate scenarios and shifts in yield curve shapes to measure the sensitivity of earnings to various interest rate environments. Interest rates on unique asset and liability accounts move differently when the short-term market rate changes. These differences are reflected in the different rate scenarios utilized by the ALM. For earning simulations, our policy guidelines limit the change in net interest income over a 12-month and 24-month horizon using rate shocks of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s recent actions to reduce the Fed Funds Target Rate by 25 bps during each of its September 2025, October 2025 and December 2025 meetings and the current rate forecast that implies the FOMC may continue to reduce the Fed Funds Target Rate during 2026, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position or project a probable interest rate environment for the foreseeable future.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following tables reflect the earnings simulation results at the dates presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	December 31, 2025	December 31, 2024
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	(1.0) %	1.9%
100	(0.3) %	1.1%
-100	3.1%	2.1%
-200	6.2%	4.6%
-300	6.1%	6.8%
-400	4.8%	6.6%
The results from the earnings simulation imply that the Company’s balance sheet is liability sensitive at December 31, 2025 and December 31, 2024. The above table indicates that as of December 31, 2025, in a rising interest rate environment, the Company is positioned to have a small decrease in net interest income due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. In a declining interest rate environment, the Company is positioned to have an increase in net interest income driven by the same factors discussed above and below. The liability sensitive position at December 31, 2025 is due to a variety of factors which include 1) higher than market rate unfunded loan commitments that were originated during 2024 and early 2025 with fixed rates that are assumed to draw down, or convert to funded loan balances, during the next twelve months, 2) shortened maturities of the time deposit portfolio due to shorter term time deposit promotional campaigns in response to the inversion in the shorter end of the yield curve where financial institutions typically offer time deposit products (overnight out to five years) that began early in the first quarter of 2023 and continues today, and 3) more aggressive non maturing deposit betas utilized in a rates down environment versus a rates up environment based on bank specific non-maturing deposit rate beta assumptions observed during the most recent rate cycle.
Economic Value of Equity Modeling
Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. The ALM calculates the economic value of equity based on DCF analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value of equity over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The Company uses the same assumptions in the economic value of equity simulation model as in the earnings simulation model. The economic value of equity simulation model uses instantaneous rate shocks to the balance sheet. For economic value of equity simulation, our policy guidelines limit the change in economic value of equity given changes in rates of +/- 100, 200, 300, 400 basis points and for non-parallel yield curve shift scenarios. We have temporarily suspended the + 300 and + 400 basis point rate shock analyses. Due to the FOMC’s recent actions to reduce the Fed Funds Target Rate by 25 bps during each of its September 2025, October 2025 and December 2025 meetings and the current rate forecast that implies the FOMC may continue to reduce the Fed Funds Target Rate during 2026, we believe the impact to net interest income when evaluating the + 300 and +400 basis point rate shock scenarios do not provide meaningful insight into our interest rate risk position or project a probable interest rate environment for the foreseeable future.
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

	December 31, 2025	December 31, 2024
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(7.9) %	(8.3) %
100	(3.1) %	(3.3) %
-100	2.0%	2.4%
-200	2.6%	3.8%
-300	(0.4) %	2.9%
-400	(9.9) %	(1.9) %

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Financial Statements

Consolidated Balance Sheets	80

Consolidated Statements of Income	81

Consolidated Statements of Comprehensive Income (Loss)	82

Consolidated Statements of Changes in Shareholders’ Equity	83

Consolidated Statements of Cash Flows	84

Notes to Consolidated Financial Statements	86

Report of Crowe LLP, Independent Registered Public Accounting Firm (PCAOB ID 173), on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	138

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except Share Data)	December 31, 2025	December 31, 2024
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $68,227 at December 31, 2025 and $91,563 at December 31, 2024	$105,163	$131,171
Securities Available-for-Sale, at Fair Value (amortized cost of $745,366 and $800,741, respectively)	691,612	718,400
Equity Securities	10,291	10,041
Loans Held-for-Sale	339	—
Portfolio Loans	3,879,560	3,624,826
Allowance for Credit Losses	(71,491)	(75,600)
Portfolio Loans, net	3,808,069	3,549,226

Bank Premises and Equipment, net	72,497	74,329
Goodwill	1,193	—
Core Deposit Intangible	940	—
Other Real Estate Owned, net	142	659
Other Restricted Stock, at Cost	16,830	6,487
Bank Owned Life Insurance	44,811	59,588
Other Assets	100,035	109,288
Total Assets	$4,851,922	$4,659,189

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$620,473	$634,436
Interest-Bearing Demand	808,171	726,947
Money Market	553,964	512,162
Savings	326,182	355,506
Certificates of Deposit	1,902,099	1,924,370
Total Deposits	4,210,889	4,153,421
Federal Home Loan Bank Borrowings	178,500	70,000
Reserve for Unfunded Loan Commitments	2,992	3,186
Other Liabilities	39,844	48,269
Total Liabilities	4,432,225	4,274,876

Commitment and Contingencies - see NOTE 20.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 22,083,007 shares at December 31, 2025, and 23,069,175 shares at December 31, 2024	22,083	23,069
Additional Paid-in Capital	74,806	92,159
Retained Earnings	364,968	333,606
Accumulated Other Comprehensive Loss	(42,160)	(64,521)
Total Shareholders’ Equity	419,697	384,313
Total Liabilities and Shareholders’ Equity	$4,851,922	$4,659,189
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in Thousands Except per Share Data)	2025	2024	2023
INTEREST INCOME
Loans, including fees
Taxable	$199,986	$186,001	$159,317
Non-Taxable	2,259	2,648	3,143
Investment Securities
Taxable	26,288	29,510	30,804
Non-Taxable	265	269	634
Federal Reserve Bank Excess Reserves	2,540	2,204	1,002
Interest on Bank Deposits	268	85	64
Dividend Income	616	1,012	1,456
Total Interest Income	232,222	221,729	196,420
Interest Expense
Interest Expense on Deposits	96,184	95,431	52,628
Interest Expense on Federal Funds Purchased	—	—	368
Interest on Other Borrowings	5,218	11,841	21,114
Total Interest Expense	101,402	107,272	74,110
NET INTEREST INCOME	130,820	114,457	122,310
(Recovery) Provision for Credit Losses	(3,637)	(5,039)	5,500
(Recovery) Provision for Unfunded Commitments	(194)	(7)	901
Net Interest Income After (Recovery) Provision for Credit Losses	134,651	119,503	115,909
NONINTEREST INCOME
Gains (Losses) on Sales of Securities, net	46	68	(1,521)
Service Charges, Commissions and Fees	7,312	7,393	7,155
Debit Card Interchange Fees	7,935	7,843	7,828
Insurance Commissions	2,728	3,685	1,945
Bank Owned Life Insurance Income	1,511	1,473	1,381
Commercial Loan Swap Fee Income	—	—	139
Other	2,872	906	1,351
Total Noninterest Income	22,404	21,368	18,278
NONINTEREST EXPENSE
Salaries and Employee Benefits	57,743	57,908	55,856
Occupancy Expense, net	17,620	15,608	14,028
FDIC Insurance Expense	5,843	6,200	4,904
Other Taxes	3,612	3,559	3,292
Advertising Expense	3,171	2,540	1,693
Telephone Expense	1,216	1,393	1,842
Professional and Legal Fees	6,877	5,675	6,210
Data Processing	5,698	4,919	3,920
Debit Card Expense	4,192	3,423	2,875
Other	11,082	8,777	10,846
Total Noninterest Expense	117,054	110,002	105,466
Income Before Income Taxes	40,001	30,869	28,721
Income Tax Provision	8,639	6,346	5,337
Net Income	$31,362	$24,523	$23,384
Earnings per Common Share:
Basic Earnings per Common Share	$1.38	$1.06	$1.00
Diluted Earnings per Common Share	$1.38	$1.06	$1.00
Average Shares Outstanding-Basic	22,456,705	22,817,149	23,240,543
Average Shares Outstanding-Diluted	22,456,705	22,817,149	23,240,543
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in Thousands)	2025	2024	2023
Net Income	$31,362	$24,523	$23,384
Other Comprehensive Income:
Net Unrealized Gains on Securities Available-for-Sale:
Net Unrealized Gains Arising during the Period	28,633	9,270	16,370
Reclassification Adjustment for (Gains) Losses included in Net Income	(46)	(68)	1,521
Tax Effect	(6,226)	(2,284)	(3,714)
Net Unrealized Gains Recognized in Other Comprehensive Income	22,361	6,918	14,177
Other Comprehensive Income:	22,361	6,918	14,177
Comprehensive Income	$53,723	$31,441	$37,561
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Years Ended December 31,
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder's Equity
Balance December 31, 2022	$23,957	$104,693	$285,593	$(85,616)	$328,627
Cumulative Effect of the Adoption of ASU 2023-02	—	—	106	—	106
Balance at January 1, 2023	$23,957	$104,693	$285,699	$(85,616)	$328,733
Net Income	—	—	23,384	—	23,384
Other Comprehensive Income, Net of Tax	—	—	—	14,177	14,177
1% Excise Tax on Stock Buybacks	—	(153)	—	—	(153)
Repurchase of Common Stock (1,132,232 shares)	(1,132)	(15,284)	—	—	(16,416)
Forfeiture of Restricted Stock (5,333 shares)	(5)	(38)	—	—	(43)
Issuance of Restricted Stock (137,097 shares)	137	(137)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,561	—	—	1,561
Balance December 31, 2023	$22,957	$90,642	$309,083	$(71,439)	$351,243
Net Income	—	—	24,523	—	24,523
Other Comprehensive Income, Net of Tax	—	—	—	6,918	6,918
Forfeiture of Restricted Stock (15,244 shares)	(16)	(107)	—	—	(123)
Issuance of Restricted Stock (128,115 shares)	128	(128)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,752	—	—	1,752
Balance December 31, 2024	$23,069	$92,159	$333,606	$(64,521)	$384,313
Net Income	—	—	31,362	—	31,362
Other Comprehensive Income, Net of Tax	—	—	—	22,361	22,361
1% Excise Tax on Stock Buybacks	—	(181)	—	—	(181)
Repurchase of Common Stock (1,124,690 shares)	(1,125)	(18,875)	—	—	(20,000)
Forfeiture of Restricted Stock (23,670 shares)	(23)	(206)	—	—	(229)
Issuance of Restricted Stock (162,192 shares)	162	(162)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	2,071	—	—	2,071
Balance December 31, 2025	$22,083	$74,806	$364,968	$(42,160)	$419,697
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in Thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net Income	$31,362	$24,523	$23,384
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
(Recovery) Provision for Credit Losses, including (Recovery) Provision for Unfunded Commitments	(3,831)	(5,046)	6,401
Origination of Loans Held-for-Sale	(29,524)	(8,953)	(6,758)
Proceeds From Loans Held-for-Sale	29,342	9,091	6,867
Depreciation/Amortization of Bank Premises and Equipment	7,859	7,055	6,248
Provision for Deferred Taxes	2,171	2,689	368
Net Amortization of Securities	3,172	3,592	6,354
Tax Credit Amortization	649	517	2,101
Gains on Sales of Loans Held-for-Sale	(157)	(138)	(109)
(Gains) Losses on Sales of Securities, net	(46)	(68)	1,521
Unrealized Gain on Equity Securities	(250)	(41)	—
Commercial Loan Swap Derivative Loss	107	12	219
Increase in the Value of Life Insurance Contracts	(1,511)	(1,473)	(1,381)
Gain on Bank Owned Life Insurance Death Benefit	(1,882)	—	—
1035 Exchange Fee on Bank Owned Life Insurance	660	—	—
Balance Sheet Hedge Fair Value Adjustment	140	125	—
Recognition of Restricted Stock Compensation Expense	2,071	1,752	1,561
Decrease (Increase) in Other Assets	1,859	1,614	(3,849)
(Decrease) Increase in Other Liabilities	(2,329)	1,687	3,803
Net Cash Provided By Operating Activities	39,862	36,938	46,730
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	19,010	17,953	43,323
Proceeds from Maturities, Redemptions, and Paydowns	96,923	63,454	48,901
Purchases	(63,684)	(15,126)	(24,938)
Purchase of Equity Securities	—	(10,000)	—
Purchase of Bank Premises and Equipment, Net	(8,055)	(8,133)	(9,798)
Net Cash Acquired from Branch Purchase	53,573	—	—
(Purchase) Redemption of Other Restricted Stock, net	(10,343)	15,139	(11,886)
Loan Originations, net	(255,303)	(135,888)	(359,407)
Proceeds from Death Benefit on Bank Owned Life Insurance	3,077	—	—
Proceeds from Surrender of BOLI Policies	7,273	—	—
Proceeds from Sales and Payments of Other Real Estate Owned	1,618	4,199	6,794
Net Cash Used In Investing Activities	(155,911)	(68,402)	(307,011)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	29,811	93,787	(235,748)
(Decrease) Increase in Certificates of Deposits	(28,270)	337,719	325,125
Proceeds from Federal Home Loan Bank Borrowings	610,000	1,870,000	3,441,685
Repayments on Federal Home Loan Bank Borrowings	(501,500)	(2,193,400)	(3,228,835)
Repayments from Federal Funds Purchased, net	—	—	(17,870)
Repurchase of Common Stock	(20,000)	—	(16,416)
Net Cash Provided By Financing Activities	90,041	108,106	267,941
Net (Decrease) Increase in Cash and Cash Equivalents	(26,008)	76,642	7,660
Cash and Cash Equivalents at Beginning of Period	131,171	54,529	46,869
Cash and Cash Equivalents at End of Period	$105,163	$131,171	$54,529
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

	Years Ended December 31,
(Dollars in Thousands)	2025	2024	2023
SUPPLEMENTARY DATA
Cash Interest Paid	$102,649	$106,342	$69,116
Cash Paid for Income Taxes, net of Refunds	3,717	303	5,693
Transfer from Loans to Other Real Estate Owned	—	1,181	110
Loans Financed to Purchase Other Real Estate Owned	525	—	—
Transfer from Fixed Assets to Other Real Estate Owned	1,829	348	1,854
Right-of-use Asset Recorded in Exchange for Lease Liabilities	1,041	2,995	1,464
Stock Repurchase Excise Tax Settled in Subsequent Period	(181)	—	(153)
See accompanying notes to audited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: Carter Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Martinsville, Virginia. In October 2025, the Company elected to become a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a financial holding company of a Virginia state bank, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”). The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank. The Bank became a member of the Federal Reserve System on November 13, 2025. The Bank is subject to regulation, supervision and examination by the FRB (through the Federal Reserve Bank of Richmond) and the Virginia BFI. The Company provides a full range of commercial banking, consumer banking, mortgage and services through the Bank. The Bank has one wholly owned subsidiary, CB&T Investment Company (the “Investment Company”).
Our market coverage is primarily in Virginia, North Carolina and South Carolina, including Blacksburg, Charlottesville, Danville, Fredericksburg, Lynchburg, Martinsville, and Roanoke in Virginia, and Charlotte, Greensboro, Mooresville, Raleigh, and Winston-Salem in North Carolina, as well as Greenville, South Carolina. The Company provides a full range of financial services with retail and commercial banking products and insurance.
Accounting Policies and Use of Estimates: The Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In preparing these financial statements, management is required to make estimates and assumptions based on available information that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the dates of the balance sheets, and the reported amounts of revenues and expenses for the periods presented.
These estimates and assumptions are inherently subject to change and involve judgments regarding matters that are uncertain. Factors that could affect management’s judgments include, but are not limited to, changes in interest rates, economic conditions, and the financial condition and performance of borrowers and counterparties. Because of these uncertainties, actual results could differ materially from those estimates.
The Company’s significant accounting policies are described below.
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
Operating Segments: The chief operating decision-makers of our operating segments monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis, and operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Cash and Cash Equivalents: The Company considers all cash on hand, amounts due from banks and FRB excess reserves as cash equivalents for the purposes of the Consolidated Statements of Cash Flows with all items having original maturities fewer than 90 days. The FRB pays the target fed funds rate on the FRB excess reserves.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available-for-sale, net of tax.
Securities: The Company classifies securities into either the held-to-maturity or available-for-sale categories at the time of purchase. All securities were classified as available-for-sale at December 31, 2025 and December 31, 2024. Securities classified as available-for-sale include securities which can be sold for liquidity, investment management, or similar reasons even if there is not a present intention of such a sale. Available-for-sale securities are reported at fair value, with unrealized gains (losses), net of tax included in accumulated other comprehensive loss, net of applicable taxes.
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
When an impairment occurs, the amount of impairment recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the impairment shall be recognized in net income equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the Consolidated Balance Sheets with a corresponding adjustment to (recovery) provision for credit losses in the Consolidated Statements of Income. Both the allowance and the adjustment to net income can be reversed if conditions change.
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
Loans Held-for-Sale: Loans held-for-sale arise primarily from two sources. First, the Company purchases residential mortgage loans on a short-term basis from a partner financial institution that have fully executed sales commitments with end investors. Second, the Company originates residential mortgage loans for which forward sales commitments have been obtained and the loans are expected to be sold shortly after closing. Mortgage loans from both are typically held for approximately two weeks until settlement with the investor.
Loans held for sale are carried at the lower of cost or fair value. Gains and losses on the sale of mortgage loans are determined using the specific identification method and are recognized in other noninterest income in the Consolidated Statements of Income.
From time to time, certain loans are transferred from the loan portfolio to loans held-for-sale. Upon transfer, if the loan’s fair value is less than its carrying amount, the difference is recorded as a charge-off against the ACL. Any subsequent declines in fair value are recognized through net income. Unamortized deferred fees, costs, premiums, and discounts are included in the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
loan’s cost basis at the time of sale. Gains and losses on sales of loans held-for-sale are included in other noninterest income in the Consolidated Statements of Income.
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, discounts or premiums, and the ACL. Interest income is accrued on the unpaid principal balance.
Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to interest income over the contractual life of the loan using the level-yield method without anticipating prepayments.
Loans are subject to individual evaluation when they are nonperforming, have been modified for borrowers experiencing financial difficulty, or otherwise meet established internal thresholds, including loans with commitments of $1.0 million or greater, as well as loans identified at management’s discretion based on credit risk characteristics.
Loans, including individually evaluated loans (“IELs”), are generally placed on nonaccrual status when they become past due 90 days or more as to principal or interest based on contractual terms, unless the loan is both well-secured and in the process of collection. A loan is also generally placed on nonaccrual status if it is classified as doubtful or partially charged-off or when full repayment of principal or interest is not expected, regardless of delinquency status.
When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed against interest income. Thereafter, interest income is recognized only to the extent cash payments are received and the collection of principal is not in doubt. When collection of the recorded investment in the loan is doubtful, cash receipts are applied as a reduction of principal.
Payments received on nonaccrual loans are generally applied in the following order: (i) principal, (ii) recoveries of previously charged-off amounts, (iii) interest, and (iv) any outstanding fees owed to the Company.
Loans may be returned to accrual status when all principal and interest contractually due are brought current, repayment of remaining contractual principal and interest is reasonably assured, and the borrower has demonstrated sustained repayment performance for a reasonable period, generally not less than six months.
Allowance for Credit Losses: The ACL represents management’s estimate of expected credit losses over the life of the loan portfolio. The ACL includes an estimate of credit losses for pooled loans utilizing a Discounted Cash Flow (“DCF”) method. Reserves for pooled loans are estimated by calculating the amount by which the outstanding principal balance exceeds the current estimate of the present value of future cash flows discounted at the loan’s original effective interest rate. The ACL also includes an estimate of credit losses related to loans that are IELs. Generally, an IEL reserve is calculated as the excess of the loan's current outstanding principal balance, or general ledger balance if the loan is in nonaccrual status, compared to the estimated fair value of the related collateral, less cost to sell, if any.
Management reserves the right to utilize alternative methods for IELs. Our CECL model introduced a modified DCF methodology based on expected cash flow changes in the future for the Other segment. A population of the Other segment was not impaired under the probable incurred loss model and therefore not subject to a collateral dependent specific reserve analysis. For the population of the Other segment that was impaired under the incurred loss model, based on collateral values, the specific reserves totaled zero.
The CECL model estimates default probabilities driven by economic metrics identified below that form the basis of the prepayment speeds and prepayment timing estimated in the DCF method. The CECL model also estimates losses based on default. The product of the probability of default and losses given default is the estimated expected loss.
For more details, see Note 7 - Allowance for Credit Losses in the Notes to Consolidated Financial Statements, in Item 8. of this Annual Report on Form 10-K.
Allowance for Credit Losses Policy
The Company’s methodology for estimating the ACL includes:

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Segmentation. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles.
Specific Analysis. A specific reserve analysis is applied to certain IELs. These loans are evaluated quarterly generally based on collateral value, observable market value or the present value of expected future cash flows. A specific reserve is established if the fair value is less than the loan balance. A charge-off is recognized when the loss is quantifiable and confirmed. IELs not specifically analyzed receive a quantitative and qualitative analysis, as described below.
Quantitative Analysis. The Company elected to use DCF. Economic forecasts include but are not limited to Unemployment, the Consumer Price Index, the Housing Price Index and Gross Domestic Product. These forecasts are assumed to revert to the long-term average and are utilized in the model to estimate the probability of default and loss given default through regression. Model assumptions include, but are not limited to the discount rate, prepayments and curtailments. The product of the probability of default and the loss given default is the estimated loss rate, which varies over time. The estimated loss rate is applied within the appropriate periods in the cash flow model to determine the net present value. Net present value is also impacted by assumptions related to the duration between default and recovery. The reserve is based on the difference between the summation of the principal balances taking amortized costs into consideration and the summation of the net present values.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
payments scheduled other than monthly are reported past due when one scheduled payment is due and unpaid for 30 days or more. We monitor delinquency on a monthly basis, including early stage delinquencies of 30 to 89 days past due for early identification of potential problem loans.
Refer to the “Credit Quality” and the “Allowance for Credit Losses” sections in the MD&A and Note 7, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more details.
Loan Restructurings: The Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, accelerated maturity date, and combinations of the listed modifications. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status, foreclosure or repossession of the collateral to minimize economic loss to the Company.
Concentration of Credit Risk: The majority of the Company's loans, commitments and lines of credit have been granted to customers in the Company's market area. The concentrations of credit by loan classification are set forth in Note 6 - Loans and Loans Held-for-Sale, in the Notes to the Consolidated Financial Statements.
Advertising Costs: We expense all marketing-related costs, including advertising costs, as incurred. Advertising expense was $3.2 million, $2.5 million, and $1.7 million for the years ended 2025, 2024, and 2023, respectively.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain executive officers and associates. The Company receives the cash surrender value of each policy upon its termination or benefits are payable to the Company upon the death of the insured. Changes in net cash surrender value are recognized in noninterest income in the Consolidated Statements of Income.
Bank Premises and Equipment: Bank premises and equipment acquired are stated at cost, less accumulated depreciation. Depreciation is charged to occupancy, net over the estimated useful life of the assets by the straight-line method. Land is carried at cost. Costs of maintenance or repairs are charged to expense as incurred and improvements are capitalized. Upon retirement or disposal of an asset, the asset and related depreciation are eliminated. Any gain or loss on such transactions is included in noninterest expense. Depreciation expense is included in the Consolidated Statements of Income totaling $7.9 million in 2025, $7.1 million in 2024, and $6.2 million in 2023. The estimated useful life for bank premises ranges from 5 to 40 years and equipment depreciates over a 5 to 10-year period.

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Federal Home Loan Bank (“FHLB”) Stock: The Bank is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors such as asset base. FHLB stock is carried at cost, classified as a restricted stock and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as dividend income in the Consolidated Statements of Income.
Federal Reserve Bank (“FRB”) Stock: The Bank is a member of the Federal Reserve System. Members are required to own a certain amount of stock in the applicable regional Federal Reserve Bank based on combined capital and surplus. FRB stock is carried at cost, classified as a restricted stock and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as dividend income in the Consolidated Statements of Income.
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
Other Real Estate Owned (“OREO”): Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, which establishes a new cost basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the ACL. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. In addition, any retail branch locations closed for branch operations and marketed for sale are also moved to OREO from bank premises and equipment, net. This real estate is initially valued based on recent comparative market values received from a real estate broker and any necessary write-downs are charged to net income. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any write-downs are recorded as a charge to net income, if necessary, to reduce the carrying value of a property to the lower of its carrying value or fair value less cost to sell. OREO assets are revalued every 12 months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every 24 months based on the size of the exposure. Operating costs after acquisition are expensed.
Income Taxes: Income tax expense represents the sum of current income taxes payable or refundable for the period and the change in deferred tax assets and liabilities, including change in any valuation allowance.
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in management’s judgment, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply in the periods in which the temporary differences are expected to reverse, and the effects of changes in tax laws or rates are recognized in income in the period of enactment.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The Company recognizes the financial statement effects of uncertain tax positions when, based on all available evidence, management concludes that it is more likely than not that a tax position will be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes. Tax positions are evaluated individually and are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits that do not meet this measurement threshold is recorded as a liability for unrecognized tax benefits in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax provision in the Consolidated Statements of Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Tax Credit Investments: The Company is a limited partner in certain tax-advantaged limited partnerships formed to invest in approved new markets and historic rehabilitation projects. These investments are included in other assets on the Consolidated Balance Sheets and generate returns primarily through the realization of federal income tax credits, as well as other tax benefits, including tax deductions and losses, over the life of the investment.
During 2023, the Company adopted the proportional amortization method of accounting for all qualifying tax credit investments. Under this method, the cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received, with the amortization and the associated tax benefits presented as a component of income tax expense in the Consolidated Statements of Income. These investments continue to be evaluated for impairment at the end of each reporting period.
Goodwill and Other Intangible Assets: Goodwill is the excess of the cost of an acquisition over the fair value of tangible and intangible assets acquired. Goodwill is not amortized. Intangible assets represent purchased assets that also lack physical substance, but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Intangible assets with determinable useful lives, such as core deposits, are amortized on an accelerated basis over their estimated useful lives.
The Company performs an annual review for impairment in the recorded value of goodwill and indefinite lived intangible assets. Goodwill is tested for impairment between the annual tests if an event occurs or circumstances change that more than likely reduce the fair value of a reporting unit below its carrying value. An indefinite-lived intangible asset is tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.
Transfer of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control is considered to be surrendered when all of the following conditions are met: (1) the transferred assets have been isolated from the Company, including through bankruptcy or other receivership; (2) the transferee has the right to pledge or exchange the transferred assets without conditions that constrain its ability to take advantage of that right; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase the assets before their maturity or through the ability to unilaterally cause the transferee to return specific assets.
Retirement Benefits: The Company maintains an employee benefit plan, as described in Note 16 - Employee Benefit Plans, to the Consolidated Financial Statements. The Company does not provide any other post-retirement benefits.
Allowance for Unfunded Commitments: In the normal course of business, the Company enters into off-balance sheet credit arrangements to meet the financing needs of its customers. These arrangements include loan commitments and standby and performance letters of credit and expose the Company to credit and, to a lesser extent interest rate risk in excess of amounts recognized in the Consolidated Balance Sheets. The Company’s exposure to credit risk in the event of nonperformance by the customer is generally limited to the contractual amount of the commitment, net of the value of any related collateral.
The Company applies the same credit underwriting and risk management policies to unfunded commitments and letters of credit as those used for portfolio loans. Commitments generally have fixed expiration dates, annual renewal provisions, and other termination clauses, which may require the payment of a fee. Because many commitments are expected to expire without being drawn upon, the contractual commitment amounts do not necessarily represent future funding requirements.
The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model. The estimate incorporates the likelihood that funding will occur and utilizes methodologies consistent with those applied to portfolio loans. The allowance for unfunded commitments is included in the Company’s Consolidated Balance Sheets.
Stock-Based Compensation: The Company issues stock based compensation awards, including restricted stock to executive officers, associates, and non-employee directors, and performance units to executive officers.
Compensation expense for restricted stock awards is based on the fair value of the awards at the grant date and are recorded in salaries and employee benefits in the Consolidated Statements of Income. For awards granted prior to September 1, 2023, fair value was determined based on the Company’s stock price on the grant date. Beginning September 1, 2023, the Company

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
utilizes a 90-day trading look back period to estimate the average stock price used in determining grant date fair value in order to mitigate the effects of short-term stock price volatility.
Compensation cost is recognized over the requisite service period, which is generally the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company recognizes forfeitures as they occur.
For performance units, compensation expense, which are recorded in salaries and employee benefits in the Consolidated Statements of Income is based on the grant date fair value adjusted for the probability of achieving the specified performance conditions. Management evaluates the probability of achieving performance goals on a quarterly basis and adjusts compensation expense accordingly. Performance units vest on the third anniversary of the grant date, and any vested units are settled in shares of the Company's common stock.
Loss Contingencies: As disclosed in Note 20 - Commitments and Contingencies to the Consolidated Financial Statements, the Company and its subsidiaries are involved in various legal proceedings incidental to their business in the ordinary course, and the disclosure set forth in Note 20 relating to certain legal matters is incorporated by reference.
Fair Value Measurements
The Company uses fair value measurements when recording and disclosing certain financial assets and liabilities. Securities available-for-sale, equity securities, loans and derivative financial instruments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, IELs, OREO, and certain other assets.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. In determining fair value, the Company uses various valuation approaches, including market, income and cost approaches. The fair value standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability, which are developed based on market data the Company has obtained from independent sources. Unobservable inputs reflect the Company’s estimates of assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between any of the fair value hierarchy levels at the end of the reporting period in which the transfer occurred.
The following are descriptions of the valuation methodologies that the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. For securities where quoted prices are not available, fair values are calculated on market prices of similar securities, or matrix pricing, which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using DCF or other market indicators. This valuation method is classified as Level 3 in the fair value hierarchy.
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of December 31, 2025 and 2024, Level 1 fair values are available for each of the Company’s equity securities.
Derivative Financial Instruments and Hedging Activities: The Company uses derivative instruments such as interest rate swaps for commercial loans with our customers. Upon entering into swaps with the borrower, the Company entered into offsetting positions with counterparties to minimize risk to the Company. The back-to-back swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with borrower and counterparties and their ability to meet contractual terms. The Company calculates the fair value for derivatives using accepted valuation techniques, including DCF analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, such as interest rate curves and implied volatilities. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty, and, therefore, has no risk. Accordingly, interest rate swaps for commercial loans are classified as Level 2.
The Company also uses pay-fixed/receive-floating interest rate swaps (the “Pay-Fixed Swap Agreements”). The Pay-Fixed Swap Agreements were designated as fair value hedges in order to hedge the risk of changes in the fair value of the fixed rate loans included in the amortizing single family mortgages and commercial real estate (“CRE”) loans. These fair value hedges were utilized to convert the hedged loans from a fixed rate to a synthetic floating Secured Overnight Financing Rate (“SOFR”). As long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, 100% of the periodic changes in fair value of the hedging instrument are accounted for in net interest income. The fair value of the remaining hedge is recorded in either other assets or in other liabilities depending on the position of the hedge, and the offset is recorded in loans. This is the case whether or not economic mismatches exist in the hedging relationship. As a result, there is no periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses is recognized in the period in which the hedged transactions impact earnings. These hedges were determined to be effective during all periods presented.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Nonrecurring Basis
Individually Evaluated Loans: IELs with commitments of $1.0 million or greater and/or based on management’s discretion are evaluated for potential specific reserves and adjusted, if a shortfall exists, to fair value less costs to sell. Fair value is measured based on the value of the underlying collateral securing the loan if repayment is expected solely from the sale or operation of the collateral or present value of estimated future cash flows discounted at the loan’s contractual interest rate if the loan is not determined to be collateral dependent. All loans with a specific reserve are classified as Level 3 in the fair value hierarchy.
Fair value for IELs is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualities such as location, size, and income production capacity relative to the subject property of the appraisal. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Subsequent to the initial impairment date, existing IELs are reevaluated quarterly for additional impairment and adjustments to fair value less costs to sell are made, where appropriate. For IELs, the first stage of our impairment analysis involves inspection of the property in question to affirm the condition has not deteriorated since the previous impairment analysis date. Management also engages in conversations with local real estate professionals and market participants to determine the likely marketing time and value range for the property. The second stage involves an assessment of current trends in the regional market. After thorough consideration of these factors, management will order a new appraisal.
For non-individually evaluated loans, the fair value is determined by updating the present value of estimated future cash flows using the loan’s existing rate to reflect the payment schedule for the remaining life of the loan.
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At December 31, 2025, OREO assets were in compliance with the OREO policy as set forth above, and substantially all of the assets were listed for sale with credible third-party real estate brokers.
Financial Instruments
In addition to financial instruments recorded at fair value in our financial statements, fair value accounting guidance requires disclosure of the fair value of all of an entity’s assets and liabilities that are considered financial instruments. The majority of our assets and liabilities are considered financial instruments. Many of these instruments lack an available trading market as characterized by a willing buyer and willing seller engaged in an exchange transaction. Also, it is our general practice and intent to hold our financial instruments to maturity and to not engage in trading or sales activities with respect to such financial instruments. For fair value disclosure purposes, the Company substantially utilizes the fair value measurement criteria as required and explained above. In cases where quoted fair values are not available, it uses present value methods to determine the fair value of its financial instruments.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Recent Accounting Pronouncements and Developments
Newly Adopted Pronouncements in 2025
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and consistency of income tax disclosures. The Company adopted the provisions of ASU 2023-09 using the retrospective method, and prior-period disclosures have been updated to conform to the new requirements. The adoption of this guidance impacted disclosure requirements only and did not have a material effect on the Company’s Consolidated Financial Statements, Results of Operations, or Cash Flows. See Note 18, Federal and State Income Taxes.
Accounting Statements Issued but Not Yet Adopted
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
ASU 2025-01 & 2024-03 – Income Statement — Reporting Comprehensive Income –Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements, but is expected to result in additional disclosures and potential changes to the line items on the Consolidated Statement of Income.
NOTE 2 – BUSINESS COMBINATIONS
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
The following table summarizes the estimated fair value of the assets acquired, liabilities assumed and consideration transferred in connection with the acquisition:

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(Dollars in Thousands)	December 31, 2025

Total Cash Received From Seller	$53,077
Fair Value of Total Cash Received From Seller	$53,077

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and Cash Equivalents	$496
Premises and Equipment	57
Core Deposit Intangible	1,101
Accrued Interest Receivable and Other Assets	21
Total Assets Acquired	1,675
Deposits	55,945
Total Liabilities Assumed	55,945

Net Identifiable Assets / (Liabilities)	(54,270)

Goodwill Recognized	1,193
$(53,077)
Acquired Deposits
The fair values of core deposits, such as noninterest and interest-bearing transaction accounts, savings and money market accounts approximated their carrying value at the acquisition date. For certificates of deposit, the fair values were estimated based on DCFs, using interest rates that were being offered at the time of acquisition compared to the contractual interest rates.
Core Deposit Intangible
The Company believes that the customer relationships with the deposits acquired have an intangible value. In connection with the acquisition, the Company recorded a core deposit intangible asset of $1.1 million, with a carrying value of $0.9 million as of December 31, 2025. The core deposit intangible asset represents the value that the Bank’s core deposits had with their deposit customers. The fair value was estimated based on a DCF methodology based on assumptions that considered the type of deposit, deposit retention and the cost of the deposit base. The core deposit intangible is being amortized over ten years on an accelerated basis.
Goodwill
Goodwill represents the excess of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed and reflects expected operation synergies and other factors. Goodwill of $1.2 million was recorded in connection with the acquisition. Because the transaction was structured as an asset acquisition for tax purposes, the goodwill recognized is deductible for federal income tax purposes and will be amortized over 15 years in accordance with applicable tax regulations. The Bank will monitor valuation inputs for up to one year after the acquisition date in accordance with GAAP. Adjustments to provisional amounts will be recorded if new information becomes available about facts and circumstances that existed as of the acquisition date.
Merger Related Costs
During the year ended December 31, 2025, the Company incurred $419 thousand of merger-related costs in connection with the Branch Purchase, primarily for professional fees. These expenses are recorded in professional and legal fees on the Consolidated Statements of Income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 – EARNINGS PER COMMON SHARE
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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Years ended December 31,
(Dollars in Thousands, except share and per share data)	2025	2024	2023
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$31,362	$24,523	$23,384
Less: Income allocated to participating shares	361	248	197
Net Income Allocated to Common Shareholders - Basic & Diluted	$31,001	$24,275	$23,187

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Securities	22,718,202	23,050,444	23,438,413
Less: Average Participating Securities	261,497	233,295	197,870
Weighted Average Common Shares Outstanding - Basic & Diluted	22,456,705	22,817,149	23,240,543

Earnings per Common Share – Basic	$1.38	$1.06	$1.00
Earnings per Common Share – Diluted	$1.38	$1.06	$1.00

NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
The Board of Governors of the FRB imposes certain reserve requirements on all depository institutions. These reserves are maintained in the form of vault cash or as an interest-bearing balance with the FRB. The Company had no required reserves for 2025, 2024 and 2023.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 5 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities as of the dates presented:

	December 31, 2025
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$19,796	$17	$(438)	$19,375
Residential Mortgage-Backed Securities	83,918	49	(7,194)	76,773
Commercial Mortgage-Backed Securities	25,438	105	(421)	25,122
Other Commercial Mortgage-Backed Securities	25,297	88	(1,131)	24,254
Asset Backed Securities	100,643	10	(5,856)	94,797
Collateralized Mortgage Obligations	168,749	176	(7,105)	161,820
States and Political Subdivisions	262,275	—	(28,051)	234,224
Corporate Notes	59,250	—	(4,003)	55,247
Total	$745,366	$445	$(54,199)	$691,612

	December 31, 2024
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	27,634	36	(720)	26,950
Residential Mortgage-Backed Securities	106,593	3	(10,443)	96,153
Commercial Mortgage-Backed Securities	22,233	30	(676)	21,587
Other Commercial Mortgage-Backed Securities	24,064	—	(2,094)	21,970
Asset Backed Securities	127,978	14	(9,471)	118,521
Collateralized Mortgage Obligations	158,610	8	(10,030)	148,588
States and Political Subdivisions	262,879	—	(41,698)	221,181
Corporate Notes	70,750	—	(7,300)	63,450
Total	$800,741	$91	$(82,432)	$718,400
The Company did not have securities classified as held-to-maturity at December 31, 2025 or December 31, 2024.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Years ended December 31,
(Dollars in Thousands)	2025	2024	2023
Proceeds from Sales of Securities Available-for-Sale	$19,010	$17,953	$43,323

Gross Realized Gains	$64	$68	$129
Gross Realized Losses	(18)	—	(1,650)
Net Realized Gains (Losses)	$46	$68	$(1,521)
Tax Impact	$10	$14	$(319)
Gains or losses on the sale of securities are recognized in earnings on the trade date based on the amortized cost of the specific security sold. The related net gains or losses reflect reclassification adjustments included in the calculation of Other Comprehensive Income. Net realized gains (losses) are reported in noninterest income as gains (losses) on sales of securities, net, in the Consolidated Statements of Income, with the related tax impact included in income tax provision in the Consolidated Statements of Income.

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

	December 31, 2025
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$750	$742
Due after One Year through Five Years	62,621	59,392
Due after Five Years through Ten Years	266,071	238,176
Due after Ten Years	11,879	10,536
Residential Mortgage-Backed Securities	83,918	76,773
Commercial Mortgage-Backed Securities	25,438	25,122
Other Commercial Mortgage-Backed Securities	25,297	24,254
Collateralized Mortgage Obligations	168,749	161,820
Asset Backed Securities	100,643	94,797
Total	$745,366	$691,612
At December 31, 2025 and December 31, 2024, the Company held no securities of any single issuer, other than securities issued by or collateralized by the U.S. Government and its Agencies, in amounts exceeding 10% of shareholders’ equity. The carrying value of securities pledged to meet various regulatory and legal requirements was $289.4 million at December 31, 2025, compared to $300.1 million at December 31, 2024.
Available-for-sale securities with unrealized losses at December 31, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	4	$2,593	$(4)	27	$14,222	$(434)	31	$16,815	$(438)
Residential Mortgage-Backed Securities	1	2,866	(1)	28	61,655	(7,193)	29	64,521	(7,194)
Commercial Mortgage-Backed Securities	9	5,101	(22)	36	10,410	(399)	45	15,511	(421)
Other Commercial Mortgage-Backed Securities	—	—	—	7	17,363	(1,131)	7	17,363	(1,131)
Asset Backed Securities	1	1,048	(8)	27	77,739	(5,848)	28	78,787	(5,856)
Collateralized Mortgage Obligations	11	13,021	(24)	65	119,595	(7,081)	76	132,616	(7,105)
States and Political Subdivisions	6	6,643	(672)	150	227,581	(27,379)	156	234,224	(28,051)
Corporate Notes	—	—	—	17	55,247	(4,003)	17	55,247	(4,003)
Total Debt Securities	32	$31,272	$(731)	357	$583,812	$(53,468)	389	$615,084	$(54,199)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	12	6,574	(60)	18	14,558	(660)	30	21,132	(720)
Residential Mortgage-Backed Securities	1	7	—	40	95,326	(10,443)	41	95,333	(10,443)
Commercial Mortgage-Backed Securities	10	2,743	(8)	42	13,780	(668)	52	16,523	(676)
Other Commercial Mortgage-Backed Securities	—	—	—	8	21,970	(2,094)	8	21,970	(2,094)
Asset Backed Securities	1	1,176	(5)	27	76,333	(9,466)	28	77,509	(9,471)
Collateralized Mortgage Obligations	2	2,339	(2)	74	132,902	(10,028)	76	135,241	(10,030)
States and Political Subdivisions	—	—	—	153	221,181	(41,698)	153	221,181	(41,698)
Corporate Notes	—	—	—	21	63,450	(7,300)	21	63,450	(7,300)
Total Debt Securities	26	$12,839	$(75)	383	$639,500	$(82,357)	409	$652,339	$(82,432)
The Company did not record an ACL, on its investment securities during the years ended December 31, 2025 or December 31, 2024, as no credit related impairment was identified. The Company regularly evaluates debt securities for expected credit losses using qualitative and quantitative factors, as appropriate, based on the composition of the portfolio at each reporting date.
As of December 31, 2025, management does not intend to sell any security in an unrealized loss position and it is not more than likely that the Company will be required to sell such securities before recovery of the amortized cost basis. Unrealized losses on debt securities were primarily attributable to changes in interest rates, credit spread fluctuations, general financial market uncertainty, and market volatility, rather than deterioration in credit quality. These conditions are not expected to affect the Company’s ability to collect contractual principal and interest, and the fair value of the securities is expected to recover as the securities approach maturity or repricing dates.
While the Company may periodically sell securities to take advantage of market opportunities or as part of strategic initiatives, management concluded that the unrealized losses presented in the table above were not credit related and, accordingly, no ACL was recorded on investment securities. If any impairment were to become credit related, the Company would recognize an ACL through (recovery) provision for credit losses in the period identified, with any non-credit related impairment recognized in accumulated other comprehensive loss, net of applicable taxes.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Equity Securities
During 2024, the Company purchased $10.0 million of equity securities, which are reported separately as “equity securities” on the Consolidated Balance Sheets. These securities consist of an investment in a market-rate, NASDAQ listed mutual fund that invests primarily in high quality fixed income securities, principally government agency obligations, with proceeds intended to support community development initiatives throughout the United States.
The fund is designed to support community development initiatives throughout the United States, with a primary focus on expanding access to affordable housing for low and moderate income borrowers and renters, including those located in majority-minority census tracts. Although the fund invests on a national basis, individual bond investments are designated to the Company and aligned with its geographic footprint. The Company’s investment in this mutual fund qualifies for consideration under the Community Reinvestment Act (“CRA”) and supports the Company’s ongoing commitment to community development activities.
During the year ended December 31, 2025, the Company recognized an unrealized fair value gain of $0.3 million on these equity securities, compared to an unrealized fair value gain of $41 thousand during the year ended December 31, 2024. Unrealized gains on equity securities are recorded in Other Noninterest Income in the Consolidated Statements of Income.
NOTE 6 – LOANS AND LOANS HELD-FOR-SALE
The composition of the loan portfolio by dollar amount is shown in the table below:

	December 31,
(Dollars in Thousands)	2025	2024
Commercial
Commercial Real Estate	$2,114,314	$1,869,831
Commercial and Industrial	231,921	230,483
Total Commercial Loans	2,346,235	2,100,314
Consumer
Residential Mortgages	822,141	777,471
Other Consumer	28,416	28,908
Total Consumer Loans	850,557	806,379
Construction	465,613	462,930
Other	217,155	255,203
Total Portfolio Loans	3,879,560	3,624,826
Loans Held-for-Sale	339	—
Total Loans	$3,879,899	$3,624,826
We attempt to limit exposure to credit risk by diversifying the loan portfolio by segment, geography, collateral and industry, while actively monitoring and managing concentrations. When concentrations exist in certain loan segments, management seeks to mitigate this risk through ongoing review of relevant economic indicators, portfolio performance metrics, and internal risk rating trends specific to those segments.
The Company has established transaction level, relationship level, and loan segment concentration limits within its loan policy. Commercial real estate loans are subject to a limit of 300% of total risk-based capital, with additional monitoring applied if growth exceeds 50% over the prior 36 month period. Construction loan balances are limited to 100% of total risk-based capital. In addition, individual investment real estate property types and purchase loan programs are subject to specific dollar limits based on management’s risk tolerance relative to capital levels.
The loan policy also establishes targets for key underwriting criteria, including debt service coverage ratios, loan-to-value ratios, loan terms, amortization periods, and loan-to-cost limits for construction projects. While leverage is an important consideration, management places significant emphasis on cash flow generation and uses borrower stress testing to determine supportable loan amounts.
Unsecured loans present a higher level of risk due to the absence of a defined secondary source of repayment. Accordingly, commercial unsecured lending is generally limited to high quality borrowers with well-established businesses, strong cash flow, and low financial and operating leverage. Repayment capacity for unsecured borrowers is expected to exceed policy guidelines

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
applicable to secured loans. In addition, the Company strengthened underwriting standards for consumer unsecured lending by increasing minimum qualifying Fair Isaac Corporation (“FICO”) score requirements and reducing approved loan amounts for borrowers with lower credit scores, which contributed to a significant reduction in loss rate.
Deferred loan costs, net of fees, included in loan portfolio balances totaled $14.5 million at December 31, 2025 and $8.8 million at December 31, 2024. Discounts on purchased 1-4 family loans included in portfolio balances totaled $73.2 thousand and $104.1 thousand at December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 the Company had $339 thousand in loans held-for-sale and none as of December 31, 2024.
Loan Restructurings
A loan that is considered a restructured loan may be subject to the IEL analysis if the commitment is $1.0 million or greater and/or based on management’s discretion; otherwise, the restructured loan remains in the appropriate segment in the ACL model. For a discussion with respect to reserve calculations regarding IELs refer to the “Nonrecurring Basis” section in Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.
For the three months ended December 31, 2025, the Company modified one construction loan to a borrower experiencing financial difficulty with a recorded investment of $0.7 million at the time of modification; the modification consisted of an accelerated maturity date, requiring full repayment by August 31, 2026 compared to the original maturity date of October 1, 2054. The loan was classified as accruing and had no reserve as of December 31, 2025. The financial effect of the modification was to shorten the repayment period by 28.11 years.
For the three months ended December 31, 2024, the Company modified three loans to borrowers experiencing financial difficulty with a total recorded investment of $5.6 million at the time of the modifications. The modifications consisted of a payment delay on an accruing CRE loan totaling $4.5 million, a payment delay on an accruing C&I loan totaling $1.1 million, and a term extension/payment delay on a nonperforming C&I loan in the amount of $19 thousand.
The following table shows the amortized cost basis as of December 31, 2025 and December 31, 2024 for the loans restructured during the twelve months ended December 31, 2025 and December 31, 2024 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

	Restructured Loans			Restructured Loans
	Twelve Months Ended December 31, 2025			Twelve Months Ended December 31, 2024
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	1	$4,516	0.24%
Commercial and Industrial	—	—	—%	1	1,053	0.46%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	2	6,062	1.30%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	2	$6,062	0.16%	2	$5,569	0.15%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	1	$419	0.02%
Commercial and Industrial	2	915	0.39%	1	19	0.01%
Residential Mortgages	—	—	—%	1	2,053	0.26%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	8	214,020	98.56%	10	251,982	98.74%
Total Nonaccrual Restructured Loans	10	$214,935	5.54%	13	$254,473	7.02%
Total Restructured Loans	12	$220,997	5.70%	15	$260,042	7.17%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified during the years ended December 31:

	As of December 31, 2025				As of December 31, 2024
	Payment Status (Amortized Cost Basis)				Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Current	30-89 Days Past Due	90+ Days Past Due	Total
Accruing Restructured Loans
Commercial Real Estate	$—	$—	$—	$—	$4,516	$—	$—	$4,516
Commercial and Industrial	—	—	—	—	1,053	—	—	1,053
Residential Mortgages	—	—	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—	—	—
Construction	6,062	—	—	6,062	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total Accruing Restructured Loans	$6,062	$—	$—	$6,062	$5,569	$—	$—	$5,569

Nonaccrual Restructured Loans
Commercial Real Estate	$—	$—	$—	$—	$419	$—	$—	$419
Commercial and Industrial	915	—	—	915	19	—	—	19
Residential Mortgages	—	—	—	—	2,053	—	—	2,053
Other Consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Other	214,020	—	—	214,020	251,982	—	—	251,982
Total Nonaccrual Restructured Loans	$214,935	$—	$—	$214,935	$254,473	$—	$—	$254,473
Total Restructured Loans(1)	$220,997	$—	$—	$220,997	$260,042	$—	$—	$260,042
The following tables present the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented:

	Twelve Months Ended December 31, 2025
(Dollars in Thousands)	Payment Delay	Accelerated Maturity Date	Short-term Extension/ Modified Rate	Total	% of Total Class of Financing Receivable
Commercial and Industrial	—	—	915	915	0.39%
Construction	5,402	660	—	6,062	1.30%
Other	—	—	214,020	214,020	98.56%
Total	$5,402	$660	$214,935	$220,997	5.70%

	Twelve Months Ended December 31, 2024
(Dollars in Thousands)	Payment Delay	Accelerated Maturity Date/Modified Rate	Term Extension/Payment Delay	Term Extension/Payment Delay/Interest Rate Reduction	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$4,516	$—	$419	$—	$4,935	0.26%
Commercial and Industrial	1,053	—	19	—	1,072	0.47%
Residential Mortgages	—	2,053	—	—	2,053	0.26%
Other	—	—	—	251,982	251,982	98.74%
Total	$5,569	$2,053	$438	$251,982	$260,042	7.17%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Twelve Months Ended December 31, 2025
	Weighted-Average Payment Delay	Weighted-Average Accelerated Maturity Date	Weighted-Average Modified Rate	Weighted-Average Short-term Extension	Weighted-Average Interest Rate Reduction
Commercial and Industrial	—	—	2.29%	0.59 years	—%
Construction	0.32 years	28.11 years	—%	—	—%
Other	—	—	—%	0.33 years	0.08%

	Twelve Months Ended December 31, 2024
	Weighted-Average Payment Delay	Weighted-Average Accelerated Maturity Date	Weighted-Average Modified Rate	Weighted-Average Term Extension/Payment Delay	Weighted-Average Interest Rate Reduction
Commercial Real Estate	0.17 years	—	—%	4.91 years	—%
Commercial and Industrial	21.83 years	—	—%	8.03 years	—%
Residential Mortgages	—	19.26 years	4.63%	—	—%
Other	—	—	—%	2.60 years	0.67%

As of December 31, 2025 and December 31, 2024, the Bank had approximately $4.5 million of commitments to lend additional funds on accruing loans that had been restructured. As of December 31, 2025 and December 31, 2024, the Bank had no commitments to lend additional funds on nonperforming loans that had been restructured. In addition, as of December 31, 2025 and December 31, 2024, the Bank had no loan commitments that defaulted during the period and had been modified prior to payment default while the borrower was experiencing financial difficulty at the time of modification.
For purposes of this disclosure, a default is defined as the occurrence, within 12 months of the original loan modification, of either a full or partial charge-off or the loan becoming 90 days or more past due.
As of December 31, 2025 and December 31, 2024, the Company had $2.0 million and $0.4 million, respectively, of residential real estate loans in process of foreclosure. Residential real estate included in OREO totaled zero at both December 31, 2025 and December 31, 2024, respectively.
Loans to principal officers, directors and their affiliates during 2025 were as follows:

(Dollars in Thousands)	2025
Beginning Balance	$2,502
Loan no Longer Associated with Current Officer	(120)
Principal Additions	102
Repayments	(316)
Balance at End of Year	$2,168

NOTE 7 - ALLOWANCE FOR CREDIT LOSSES
The Company maintains an ACL at a level management believes is adequate to absorb expected credit losses associated with the Company’s financial instruments over their contractual lives as of the balance sheet date. The ACL is estimated using a systematic methodology that incorporates historical loss experience, current conditions, and reasonable and supportable forecasts.
The Company’s loan portfolio is segmented by homogeneous loan types that are expected to respond similarly to changes in economic conditions. The portfolio segments used in developing the ACL are as follows: 1) CRE, 2) Commercial and Industrial, (“C&I”), 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. Management evaluates credit risk and estimates expected credit losses for each portfolio segment based on the specific risk characteristics described below.
CRE loans are secured by income producing or owner occupied commercial properties, including hotels, retail centers, office buildings, and multifamily properties. The primary sources of repayment are cash flows generated by the underlying properties

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
and, where applicable, global cash flows of the borrower. Credit risk in this segment is influenced by property specific factors, borrower financial strength, tenant concentration, and local and regional economic conditions affecting property values and demand.
C&I loans are extended to operating companies for working capital, equipment financing, inventory, and accounts receivable financing. Repayment is primarily dependent on the cash flows generated from the borrower’s ongoing operations. Credit risk in this segment is influenced by borrower profitability, leverage, liquidity, and industry specific risks, as well as broader economic conditions. Collateral supporting these loans may have limited liquidation value in a stressed environment.
This segment also includes loans to local and state municipalities for purposes such as refinancing existing obligations, infrastructure improvements, and equipment purchases. These loans may be supported by general obligation pledges or specific revenue streams. Repayment is generally dependent on the taxing authority, or revenues of the municipal borrower, and credit risk is influenced by the financial condition and economic stability of the underlying jurisdiction. The ability of each municipality to increase taxes and fees to offset debt service requirements give this type of loan a very low risk profile in the continuum of the Company’s loan portfolio.
Residential Mortgages are secured by first and second liens on 1-4 family residential properties, including home equity loans, home equity lines of credit and purchased money mortgages. The primary source of repayment is the income and financial capacity of the borrower. Credit risk in this segment is influenced by borrower employment levels, income stability, and housing market conditions, including changes in property values that may affect a borrower’s ability to refinance or sell the underlying collateral.
Other Consumer loans consist of loans to individuals that may be secured by collateral other than residential real estate or unsecured. This segment includes automobile loans and unsecured consumer loans and lines of credit. Repayment is primarily dependent on the income and financial condition of the borrower. Credit risk is influenced by the condition of the local economy, including unemployment levels, borrower credit profiles, and where applicable, the value and liquidity of collateral. The value of the collateral, if there is any, is less likely to be a source of repayment due to less certain collateral values.
Construction loans include both commercial and residential construction lending. Commercial construction loans finance the development of income producing properties or the acquisition and development of land. These loans are subject to risks related to project completion, cost overruns, contractor performance, and market demand upon stabilization. The condition of the local economy is an important indicator of risk, but there are also more specific risks depending on the type of project and the experience and resources of the developer. Repayment may depend on the successful completion and leasing or sale of the project.
Residential construction loans are generally extended to finance the construction of owner occupied or presold residential properties and typically provide for interest only payments during the construction period. Credit risk arises from construction delays, cost overruns, contractor performance, and economic conditions affecting housing demand.
The “Other” loan segment consists primarily of the Company’s largest lending relationship with unique risk characteristics that differ from the Company’s current standard underwriting criteria. Expected credit losses for this segment are estimated using a DCF methodology, and the related ACL may fluctuate based on changes in expected future cash flows. These inconsistencies may include, but are not limited to i) transaction and/or relationship sizes that exceed limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. Management continuously assesses underwriting standards, but significantly enhanced these standards in 2018.
Current Expected Credit Losses (“CECL”) Model
The Company’s CECL model is based on management’s best estimates using information available as of the reporting date. Certain components of the CECL model are inherently subjective, including, but not limited to, assumptions related to prepayment speeds and timing, loss given default, discount rates, and the timing of future cash flows.
Management utilizes widely published economic forecasts as inputs to the regression analysis used to estimate probabilities of default in the baseline CECL model. The projected peaks and troughs within these forecasts serve as guardrails when evaluating

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
potential qualitative management adjustments. While management considers outcomes across a range of scenarios, it also recognizes that published forecasts may not fully reflect the Company’s specific market footprint, risk profile or unique portfolio characteristics.
Significant changes in economic forecasts may introduce volatility into modeled results. Accordingly, management evaluates not only the absolute level of the ACL, but also the reasonableness of the magnitude and pace of changes in the allowance. To address this, management has developed a framework to assess the tolerance and reasonableness of CECL outputs by challenging certain model assumptions when appropriate. These alternative outcomes, referred to as “challenger models,” are designed to provide additional perspective, support management judgment, and reduce undue volatility in reserve levels through a countercyclical approach.
Credit Quality Indicators:
The Company’s credit quality assessment is based on an internal loan grading system that evaluates the borrower’s capacity to repay contractual obligations in accordance with loan terms. Risk ratings consider factors such as debt service coverage, collateral values, borrower financial condition, and other qualitative considerations. Residential mortgage and consumer loans are generally assigned a pass rating unless a loan migrates to a past due or otherwise criticized status.
The Company maintains a formal loan review policy and annual loan review scope report that defines the level and focus of independent loan review activities for the year. The annual loan review provides the Credit Risk Committee with an independent assessment of 1) overall credit quality of the loan portfolio, 2) compliance with lending policies, 3) adequacy of credit documentation, and 4) appropriateness of assigned risk ratings.
From 2020 through 2025, loan review activities followed a structured, multi-step approach that included:
•Individual reviews of the top 20 large loan relationships (“LLRs”), defined as any individual commercial loan or aggregate commercial relationship totaling $2.0 million or more;
•Sampling of other large loan relationships meeting the same exposure threshold but not included in the top 20 LLRs;
•Sample review of Executive Loan Committee approved modifications, including both new and existing loans, to evaluate consistency with established policies and procedures;
•Sample review of non-organic commercial loans and loans approved outside of the Executive Loan Committee process; and
•Annual rotational focus reviews of specific portfolio segments to identify emerging risk rather than assess individual loan performance.
The Company assigns internal risk grades to all loans as follows:
Pass – The Company utilizes multiple pass grades, including a watch designation. Loans rated pass are generally performing in accordance with contractual terms and are considered to be of high credit quality.
Special Mention – Loans with potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects or the Company’s credit position.
Substandard – Loans that are inadequately protected by the borrower’s paying capacity or by the collateral pledged, if any. These loans exhibit well-defined weaknesses that jeopardize repayment and present a distinct possibility of loss if deficiencies are not corrected.
Doubtful – Loans that possess all the weaknesses inherent in substandard loans, with the added characteristic that collection or liquidation in full is highly questionable and improbable based on currently known facts, conditions, and values.
Loss – Loans considered to be of such little value that continuation on the balance sheet is not warranted. While partial recovery may occur in the future, the asset is deemed uncollectible and is charged off.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The repayment of commercial loans is dependent on the success of the borrower’s business and overall economic conditions. Given the higher inherent risk within the commercial portfolio, these loans are monitored through ongoing risk grading and periodic review in accordance with internal policies. Loans rated special mention or substandard require increased oversight and active management to mitigate potential credit losses.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables present loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31, 2025 and 2024, respectively:

	Risk Rating
(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$314,624	$189,311	$335,491	$424,445	$232,130	$536,023	$47,555	$2,079,579
Special Mention	10,829	—	—	—	—	45	—	10,874
Substandard	—	9,494	—	14,321	—	46	—	23,861
Total Commercial Real Estate	$325,453	$198,805	$335,491	$438,766	$232,130	$536,114	$47,555	$2,114,314
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$24,207	$786	$28,939	$9,166	$19,213	$106,808	$41,780	$230,899
Special Mention	9	—	—	—	—	—	—	9
Substandard	—	—	—	13	915	21	64	1,013
Total Commercial and Industrial	$24,216	$786	$28,939	$9,179	$20,128	$106,829	$41,844	$231,921
YTD Gross Charge-offs	—	—	—	7	—	—	—	7

Residential Mortgages
Pass	$89,897	$28,273	$54,482	$237,118	$173,624	$168,791	$64,130	$816,315
Special Mention	—	—	—	—	—	89	—	89
Substandard	—	—	—	1,014	826	3,289	608	5,737
Total Residential Mortgages	$89,897	$28,273	$54,482	$238,132	$174,450	$172,169	$64,738	$822,141
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$15,907	$6,096	$2,380	$1,142	$244	$2,622	$—	$28,391
Special Mention	—	—	—	—	—	—	—	—
Substandard	2	18	—	1	4	—	—	25
Total Other Consumer	$15,909	$6,114	$2,380	$1,143	$248	$2,622	$—	$28,416
YTD Gross Charge-offs	202	181	71	334	80	11	—	879

Construction
Pass	$90,343	$192,733	$103,325	$47,124	$2,015	$7,768	$15,763	$459,071
Special Mention	—	—	660	—	—	40	—	700
Substandard	—	—	403	5,402	—	37	—	5,842
Total Construction	$90,343	$192,733	$104,388	$52,526	$2,015	$7,845	$15,763	$465,613
YTD Gross Charge-offs	—	—	—	1	—	—	—	1

Other
Pass	$—	$—	$—	$—	$—	$3,135	$—	$3,135
Special Mention	—	—	—	—	—	—	—	—
Substandard	214,020	—	—	—	—	—	—	214,020
Total Other Loans	$214,020	$—	$—	$—	$—	$3,135	$—	$217,155
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$534,978	$417,199	$524,617	$718,995	$427,226	$825,147	$169,228	$3,617,390
Special Mention	10,838	—	660	—	—	174	—	11,672
Substandard	214,022	9,512	403	20,751	1,745	3,393	672	250,498
Total Portfolio Loans	$759,838	$426,711	$525,680	$739,746	$428,971	$828,714	$169,900	$3,879,560
Current YTD Period:
YTD Gross Charge-offs	$202	$181	$71	$342	$80	$11	$—	$887

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Risk Rating
(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$184,228	$279,983	$424,195	$241,233	$132,329	$552,439	$45,906	$1,860,313
Special Mention	2,400	—	—	—	—	60	—	2,460
Substandard	—	—	6,182	109	—	615	152	7,058
Total Commercial Real Estate	$186,628	$279,983	$430,377	$241,342	$132,329	$553,114	$46,058	$1,869,831
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$1,130	$23,676	$24,645	$12,843	$19,261	$116,868	$28,989	$227,412
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	685	1,026	33	—	1,327	3,071
Total Commercial and Industrial	$1,130	$23,676	$25,330	$13,869	$19,294	$116,868	$30,316	$230,483
YTD Gross Charge-offs	—	—	—	21	18	1	—	40

Residential Mortgages
Pass	$31,766	$68,926	$278,320	$155,637	$69,417	$115,181	$53,267	$772,514
Special Mention	—	—	—	—	—	92	—	92
Substandard	—	—	527	—	2,053	1,597	688	4,865
Total Residential Mortgages	$31,766	$68,926	$278,847	$155,637	$71,470	$116,870	$53,955	$777,471
YTD Gross Charge-offs	—	1	—	—	—	31	—	32

Other Consumer
Pass	$17,896	$5,042	$2,456	$905	$2,433	$124	$32	$28,888
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	8	11	—	—	—	20
Total Other Consumer	$17,896	$5,043	$2,464	$916	$2,433	$124	$32	$28,908
YTD Gross Charge-offs	250	119	965	378	27	20	—	1,759

Construction
Pass	$99,592	$192,593	$138,982	$11,479	$2,408	$6,779	$6,390	$458,223
Special Mention	—	—	—	—	4,429	50	—	4,479
Substandard	—	—	—	185	43	—	—	228
Total Construction	$99,592	$192,593	$138,982	$11,664	$6,880	$6,829	$6,390	$462,930
YTD Gross Charge-offs	—	—	1	—	—	156	—	157

Other
Pass	$—	$—	$—	$—	$—	$3,221	$—	$3,221
Special Mention	—	—	—	—	—	—	—	—
Substandard	251,982	—	—	—	—	—	—	251,982
Total Other Loans	$251,982	$—	$—	$—	$—	$3,221	$—	$255,203
YTD Gross Charge-offs	15,000	—	—	—	—	—	—	15,000

Total Portfolio Loans
Pass	$334,612	$570,220	$868,598	$422,097	$225,848	$794,612	$134,584	$3,350,571
Special Mention	2,400	—	—	—	4,429	202	—	7,031
Substandard	251,982	1	7,402	1,331	2,129	2,212	2,167	267,224
Total Portfolio Loans	$588,994	$570,221	$876,000	$423,428	$232,406	$797,026	$136,751	$3,624,826
Current YTD Period:
YTD Gross Charge-offs	$15,250	$120	$966	$399	$45	$208	$—	$16,988

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
At both December 31, 2025 and December 31, 2024, the Bank’s largest credit relationship was classified as nonperforming and substandard, with aggregate principal balances of $214.0 million and $252.0 million, respectively.
The following tables present loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31, 2025 and 2024, respectively:

(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$325,453	$189,311	$335,491	$424,445	$232,130	$536,068	$47,555	$2,090,453
Nonperforming	—	9,494	—	14,321	—	46	—	23,861
Total Commercial Real Estate	$325,453	$198,805	$335,491	$438,766	$232,130	$536,114	$47,555	$2,114,314
Commercial and Industrial
Performing	$24,216	$786	$28,939	$9,166	$19,213	$106,808	$41,780	$230,908
Nonperforming	—	—	—	13	915	21	64	1,013
Total Commercial and Industrial	$24,216	$786	$28,939	$9,179	$20,128	$106,829	$41,844	$231,921
Residential Mortgages
Performing	$89,897	$28,273	$54,482	$238,132	$173,624	$168,880	$64,230	$817,518
Nonperforming	—	—	—	—	826	3,289	508	4,623
Total Residential Mortgages	$89,897	$28,273	$54,482	$238,132	$174,450	$172,169	$64,738	$822,141
Other Consumer
Performing	$15,907	$6,096	$2,380	$1,142	$244	$2,622	$—	$28,391
Nonperforming	2	18	—	1	4	—	—	25
Total Other Consumer	$15,909	$6,114	$2,380	$1,143	$248	$2,622	$—	$28,416
Construction
Performing	$90,343	$192,733	$103,985	$52,526	$2,015	$7,808	$15,763	$465,173
Nonperforming	—	—	403	—	—	37	—	440
Total Construction	$90,343	$192,733	$104,388	$52,526	$2,015	$7,845	$15,763	$465,613
Other
Performing	$—	$—	$—	$—	$—	$3,135	$—	$3,135
Nonperforming	214,020	—	—	—	—	—	—	214,020
Total Other Loans	$214,020	$—	$—	$—	$—	$3,135	$—	$217,155
Total Portfolio Loans
Performing	$545,816	$417,199	$525,277	$725,411	$427,226	$825,321	$169,328	$3,635,578
Nonperforming	214,022	9,512	403	14,335	1,745	3,393	572	243,982
Total Portfolio Loans	$759,838	$426,711	$525,680	$739,746	$428,971	$828,714	$169,900	$3,879,560

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(Dollars in Thousands)	2024	2023	2022	2021	2020	2019 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$186,628	$279,983	$430,076	$241,233	$132,329	$552,500	$45,906	$1,868,655
Nonperforming	—	—	301	109	—	614	152	1,176
Total Commercial Real Estate	$186,628	$279,983	$430,377	$241,342	$132,329	$553,114	$46,058	$1,869,831
Commercial and Industrial
Performing	$1,130	$23,676	$25,311	$12,843	$19,261	$116,868	$30,316	$229,405
Nonperforming	—	—	19	1,026	33	—	—	1,078
Total Commercial and Industrial	$1,130	$23,676	$25,330	$13,869	$19,294	$116,868	$30,316	$230,483
Residential Mortgages
Performing	$31,766	$68,926	$278,320	$155,637	$69,417	$115,273	$53,267	$772,606
Nonperforming	—	—	527	—	2,053	1,597	688	4,865
Total Residential Mortgages	$31,766	$68,926	$278,847	$155,637	$71,470	$116,870	$53,955	$777,471
Other Consumer
Performing	$17,896	$5,043	$2,455	$905	$2,433	$124	$32	$28,888
Nonperforming	—	—	9	11	—	—	—	20
Total Other Consumer	$17,896	$5,043	$2,464	$916	$2,433	$124	$32	$28,908
Construction
Performing	$99,592	$192,593	$138,982	$11,479	$6,837	$6,829	$6,390	$462,702
Nonperforming	—	—	—	185	43	—	—	228
Total Construction	$99,592	$192,593	$138,982	$11,664	$6,880	$6,829	$6,390	$462,930
Other
Performing	$—	$—	$—	$—	$—	$3,221	$—	$3,221
Nonperforming	251,982	—	—	—	—	—	—	251,982
Total Other Loans	$251,982	$—	$—	$—	$—	$3,221	$—	$255,203
Total Portfolio Loans
Performing	$337,012	$570,221	$875,144	$422,097	$230,277	$794,815	$135,911	$3,365,477
Nonperforming	251,982	—	856	1,331	2,129	2,211	840	259,349
Total Portfolio Loans	$588,994	$570,221	$876,000	$423,428	$232,406	$797,026	$136,751	$3,624,826
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans as the periods presented:

	December 31, 2025
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$2,090,450	$3	$—	$3	$23,861	$2,114,314
Commercial & Industrial	230,749	159	—	159	1,013	231,921
Residential Mortgages	815,619	1,899	—	1,899	4,623	822,141
Other Consumer	28,124	159	108	267	25	28,416
Construction	464,265	40	868	908	440	465,613
Other	3,135	—	—	—	214,020	217,155
Total	$3,632,342	$2,260	$976	$3,236	$243,982	$3,879,560

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$1,866,013	$2,642	$—	$2,642	$1,176	$1,869,831
Commercial & Industrial	229,225	180	—	180	1,078	230,483
Residential Mortgages	771,689	867	50	917	4,865	777,471
Other Consumer	28,582	208	98	306	20	28,908
Construction	461,919	783	—	783	228	462,930
Other	3,221	—	—	—	251,982	255,203
Total	$3,360,649	$4,680	$148	$4,828	$259,349	$3,624,826
Loans past due 90 days or more and still accruing were zero at December 31, 2025 and 2024. Loans past due 90 days automatically transfer to nonaccrual status.
There were no nonaccrual or past due loans related to loans held-for-sale as of December 31, 2025 and December 31, 2024, respectively.
The following table presents loans on nonaccrual status by portfolio segment of loan for the periods presented. There were no loans for the periods presented that were past due more than 90 days and still accruing.

	As of and for the year ended December 31, 2025			As of and for the year ended December 31, 2024
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial Real Estate	$8,002	$15,859	$23,861	$—	$1,176	$1,176
Commercial and Industrial	—	1,013	1,013	—	1,078	1,078
Residential Mortgages	2,018	2,605	4,623	2,053	2,812	4,865
Other Consumer	—	25	25	—	20	20
Construction	—	440	440	—	228	228
Other	—	214,020	214,020	—	251,982	251,982
Total Portfolio Loans	$10,020	$233,962	$243,982	$2,053	$257,296	$259,349
A loan is generally placed on nonaccrual status when management determines that the collection of principal and interest is unlikely. Upon placement on nonaccrual status, the Company discontinues the accrual of interest income and reverses any unpaid accrued interest.
Delinquency status is a key indicator used in evaluating collectability. Accordingly, loans are generally transferred to nonaccrual status when they become 90 days or more past due. Management, however, may exercise judgment at the individual loan level. A loan may be placed on nonaccrual status prior to becoming 90 days past due if collectability of principal and interest is doubtful. Conversely, a loan that is 90 days or more past due may remain on accrual status if management believes it is well secured and in the process of collection.
Nonaccrual loans, including loans that have been restructured, may be individually evaluated for expected credit losses when the outstanding loan balance is $1.0 million or greater or when management determines individual evaluation is appropriate. Loans not individually evaluated are included in the applicable pooled segment of the ACL.
For the years ended December 31, 2025 and December 31, 2024, no material interest income was recognized on nonperforming loans (“NPLs”) subsequent to their classification as nonaccrual.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents the amortized cost basis of IELs as of the periods presented. Changes in the fair value of the types of collateral and DCF modeling for IELs are reported in the (recovery) provision for credit losses on loans in the period of change.

	December 31, 2025
Collateral Type	Equipment	Single Family	Warehouse	Office Building	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$—	$—	$9,494	$14,321	$—	$23,815
Commercial and Industrial	$915	$—	$—	$—	$—	$915
Residential Mortgage	—	2,018	—	—	—	2,018
Construction	—	661	—	—	—	661
Other	—	—	—	—	214,020	214,020
Total	$915	$2,679	$9,494	$14,321	$214,020	$241,429

	December 31, 2024
Collateral Type	Equipment	Single Family	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial and Industrial	1,026	—	—	1,026
Residential Mortgage	—	2,053	—	2,053
Other	—	—	251,982	251,982
Total	$1,026	$2,053	$251,982	$255,061
The following tables presents activity in the ACL for the periods presented:

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$20,146	$2,791	$10,389	$682	$11,297	$30,295	$75,600
Provision (Recovery) for Credit Losses on Loans	2,380	—	2,046	441	3,723	(12,227)	(3,637)
Charge-offs	—	(7)	—	(879)	(1)	—	(887)
Recoveries	—	6	14	394	1	—	415
Net (Charge-offs) / Recoveries	—	(1)	14	(485)	—	—	(472)
Balance, End of Year	$22,526	$2,790	$12,449	$638	$15,020	$18,068	$71,491

	December 31, 2024
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
Provision (Recovery) for Credit Losses on Loans	273	(504)	(489)	1,078	3,662	(9,059)	(5,039)
Charge-offs	—	(40)	(32)	(1,759)	(157)	(15,000)	(16,988)
Recoveries	—	49	31	495	—	—	575
Net Recoveries / (Charge-offs)	—	9	(1)	(1,264)	$(157)	(15,000)	(16,413)
Balance, End of Year	$20,146	$2,791	$10,389	$682	$11,297	$30,295	$75,600

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2023
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Year	$17,992	$3,980	$8,891	$1,329	$6,942	$54,718	$93,852
Provision (Recovery) for Credit Losses on Loans	1,881	(719)	2,081	1,729	892	(364)	5,500
Charge-offs	—	(63)	(203)	(2,665)	(42)	—	(2,973)
Recoveries	—	88	110	475	—	—	673
Net Recoveries / (Charge-offs)	—	25	(93)	(2,190)	(42)	—	(2,300)
Balance, End of Year	$19,873	$3,286	$10,879	$868	$7,792	$54,354	$97,052
` NOTE 8 - FAIR VALUE MEASUREMENTS
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	December 31, 2025
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$19,375	$—	$19,375	$—
Residential Mortgage-Backed Securities	76,773	—	76,773	—
Commercial Mortgage-Backed Securities	25,122	—	25,122	—
Other Commercial Mortgage-Backed Securities	24,254	—	24,254	—
Asset Backed Securities	94,797	—	94,797	—
Collateralized Mortgage Obligations	161,820	—	161,820	—
States and Political Subdivisions	234,224	—	234,224	—
Corporate Notes	55,247	—	51,967	3,280
Total Securities Available-for-Sale	691,612	—	688,332	3,280
Equity Securities	10,291	10,291	—	—
Derivatives	10,182	—	10,182	—
Total	$712,085	$10,291	$698,514	$3,280

Liabilities
Derivatives	$10,089	$—	$10,089	$—
Total	$10,089	$—	$10,089	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2024
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$26,950	$—	$26,950	$—
Residential Mortgage-Backed Securities	96,153	—	96,153	—
Commercial Mortgage-Backed Securities	21,587	—	21,587	—
Other Commercial Mortgage-Backed Securities	21,970	—	21,970	—
Asset Backed Securities	118,521	—	118,521	—
Collateralized Mortgage Obligations	148,588	—	148,588	—
States and Political Subdivisions	221,181	—	221,181	—
Corporate Notes	63,450	—	55,692	7,758
Total Securities Available-for-Sale	718,400	—	710,642	7,758
Equity Securities	10,041	10,041	—	—
Portfolio Loan Pool Subject to Fair Value Hedge	622	—	622	—
Derivatives	17,356	—	17,356	—
Total	$746,419	$10,041	$728,620	$7,758

Liabilities
Derivatives	$17,710	$—	$17,710	$—
Total	$17,710	$—	$17,710	$—
The Company invests in subordinated debt securities issued by other financial institutions that are classified as Corporate Notes in the tables above. At December 31, 2025, the Company held one such security with an aggregate fair value of $3.3 million, compared to two securities with an aggregate fair value of $7.8 million at December 31, 2024 that were classified within Level 3 of the fair value hierarchy due to the absence of observable market inputs and limited trading activity. The decrease of $4.5 million in the fair value of Level 3 classified Corporate Notes in the tables above between December 31, 2024 and December 31, 2025 was primarily attributable to the issuer’s call and subsequent redemption of one subordinated debt security with a principal balance of $5.0 million during the fourth quarter of 2025.
The fair value of these Level 3 securities is estimated by benchmarking to similar instruments with observable market data classified as Level 2. Valuation techniques incorporate comparable financial ratio analysis and qualitative assessments specific to the industry in which the underlying issuers operate. Key factors considered include capital adequacy, asset quality trends, management effectiveness, core earnings capacity, liquidity profile, and on and off-balance sheet interest rate exposures.
Financial assets measured at fair value on a nonrecurring basis at December 31, 2025 and 2024 are summarized below:

	December 31, 2025
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$142	$142
Individually Evaluated Loans	$—	$—	$22,809	$22,809

	December 31, 2024
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$659	$659
Individually Evaluated Loans	$—	$—	$579	$579
The Company had three IELs totaling $22.8 million that were measured at fair value on a nonrecurring basis at December 31, 2025, compared to one totaling $0.6 million at December 31, 2024.
The Company’s largest credit relationship is classified as an IEL with a net carrying amount of $196.0 million at December 31, 2025, compared to $221.7 million at December 31, 2024. In estimating fair value, management utilized DCF techniques incorporating various assumptions related to the timing and amount of expected recoveries under multiple collection scenarios.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
These valuation techniques resulted in a valuation allowance of $18.0 million at December 31, 2025, compared to $30.3 million at December 31, 2024.
OREO, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying amount of $0.1 million as of December 31, 2025, compared to $0.7 million at December 31, 2024. The decrease was primarily attributable to property sales during 2025. OREO write-downs of $0.5 million were recorded during the year ended December 31, 2025, compared to $0.2 million of write-downs recorded during the year ended December 31, 2024.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024:

	December 31, 2025
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$22,809	Appraisals	Estimated Selling Costs	3.5%	—%	6.0%	5.9%
Total Individually Evaluated Loans	$22,809

OREO	142	Discounted Internal Valuations	Management's Subjective Discount			5.0%	5.0%
Total OREO	$142

	December 31, 2024
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$579	Discounted Appraisals	Estimated Selling Costs			3.5%	3.5%
Total Individually Evaluated Loans	$579

OREO	$143	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	516	Discounted Internal Valuations	Management’s Subject Discount	0.0%	—	24.0%	24.0%
Total OREO	$659
A baseline discount rate has been established for use in impairment and fair value measurements. This baseline rate was developed through back-testing against historical OREO sales and reflects an average recovery rate based on transaction size and asset type within the population analyzed. Management considers the specific facts and circumstances of each IEL and may apply judgment to adjust the baseline discount rate when appropriate.
The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2025 and December 31, 2024 are presented in the accompanying tables. Fair values are estimated in accordance with the exit price notion under ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In accordance with U.S. GAAP, the Company is required to disclose the estimated fair value of financial instruments carried at amortized cost when quoted market prices are not readily available.
Estimated fair values are derived using present value techniques or other valuation methodologies and are significantly affected by the assumptions applied, including discount rates and expected future cash flows. Because these estimates are based on models and assumptions rather than observable market transactions, they may not be realized upon immediate settlement. Accordingly, the aggregate fair values presented do not necessarily represent the underlying value of the Company.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at December 31, 2025
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$105,163	$36,936	$68,227	$—	$105,163
Securities Available-for-Sale	691,612	—	688,332	3,280	691,612
Equity Securities	10,291	10,291	—	—	10,291
Loans Held-for-Sale	339	—	—	339	339
Portfolio Loans, net	3,808,069	—	—	3,711,795	3,711,795
Other Restricted Stock, at Cost	16,830	—	—	NA	NA
Other Assets- Interest Rate Derivatives	10,182	—	10,182	—	10,182
Accrued Interest Receivable	17,797	—	3,683	14,114	17,797

Financial Liabilities:
Deposits	$4,210,889	$620,473	$1,688,317	$1,917,786	$4,226,576
Other Liabilities- Interest Rate Derivatives	10,089	—	10,089	—	10,089
FHLB Borrowings	178,500	—	—	178,552	178,552
Accrued Interest Payable	6,971	—	—	6,971	6,971

		Fair Value Measurements at December 31, 2024
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$131,171	$39,608	$91,563	$—	$131,171
Securities Available-for-Sale	718,400	—	710,642	7,758	718,400
Equity Securities	10,041	10,041	—	—	10,041
Portfolio Loans, net	3,549,226	—	—	3,379,192	3,379,192
Federal Home Loan Bank Stock, at Cost	6,487	—	—	NA	NA
Other Assets- Interest Rate Derivatives	17,356	—	17,356	—	17,356
Accrued Interest Receivable	17,842	—	4,406	13,436	17,842

Financial Liabilities:
Deposits	$4,153,421	$634,436	$1,594,615	$1,937,914	$4,166,965
Other Liabilities- Interest Rate Derivatives	17,710	—	17,710	—	17,710
FHLB Borrowings	70,000	—	—	69,604	69,604
Accrued Interest Payable	8,218	—	5	8,213	8,218

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 9 - RIGHT-OF-USE (“ROU”) ASSETS AND LEASE LIABILITIES
The Company has 13 lease contracts, including seven finance leases and six operating leases at December 31, 2025. These leases are for eight of our branches, three loan production facilities, one commercial banking office and one additional office housing various Bank functions. There were four new lease agreements entered into in 2025.
The following table presents our lease expense for finance and operating leases for the periods presented:

	December 31,
(Dollars in Thousands)	2025	2024	2023
Operating Lease Expense	$252	$124	$48
Amortization of ROU Assets - finance leases	608	490	365
Interest on lease liabilities - finance leases	570	462	292
Total Lease Expense	$1,430	$1,076	$706
ROU assets are included in other assets in the Consolidated Balance Sheets. The following table presents our ROU assets, cash flows, weighted average lease terms, discount rates for finance and operating leases and ROU assets obtained in exchange for lease liabilities for the periods presented:

	December 31,
(Dollars in Thousands)	2025	2024
Operating Leases
ROU assets	$1,083	$294
Operating cash flows	$334	$167
Finance Leases
ROU assets	$8,952	$9,560
Operating cash flows	$570	$462
Financing cash flows	$232	$179
Weighted Average Lease Term - Years
Operating leases	2.9 years	2.8 years
Finance leases	15.2 years	16.2 years
Weighted Average Discount Rate
Operating leases	6.40%	6.60%
Finance leases	5.70%	5.70%
ROU Assets obtained in exchange for Lease Liabilities
Operating leases	$1,041	$—
Finance leases	$—	$2,995
Lease liabilities are included in other liabilities in the Consolidated Balance Sheets. The following table presents the maturity analysis of lease liabilities for finance and operating leases as of December 31, 2025:

(Dollars in Thousands)	Finance	Operating	Total
Maturity Analysis
2026	$862	$444	$1,306
2027	884	384	1,268
2028	903	235	1,138
2029	923	98	1,021
2030	943	—	943
Thereafter	10,514	—	10,514
Total	15,029	1,161	16,190
Less: Present value discount	(5,158)	(105)	(5,263)
Lease Liabilities	$9,871	$1,056	$10,927

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 10 - PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation as follows:

	December 31,
(Dollars in Thousands)	2025	2024
Land	$17,783	$18,610
Bank Premises	60,458	59,857
Furniture and Equipment	39,389	40,361
Leasehold Improvements	3,156	3,023
Total Premises and Equipment	120,786	121,851
Accumulated Depreciation	(48,289)	(47,522)
Total	$72,497	$74,329
At both December 31, 2025 and December 31, 2024, the Company had no bank premises and equipment classified as held-for-sale. Depreciation expense, which is included within occupancy expense, net, in the Consolidated Statements of Income, totaled $7.9 million in 2025, $7.1 million in 2024, and $6.2 million in 2023.
Real estate associated with closed branches was evaluated based on recent comparative market values obtained from a real estate broker. During 2025, the Company recorded write-downs of $0.5 million, and recognized write-downs of $0.2 million and $0.5 million during 2024 and 2023, respectively. These write-downs related to closed branches and are included within other noninterest expense in the Consolidated Statements of Income.
The remaining net carrying values of $0.1 million and $0.7 million were classified as OREO in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively.
NOTE 11 - OTHER REAL ESTATE OWNED
The following table presents OREO activity as of the dates presented:

	Year Ended December 31,
(Dollars in Thousands)	2025	2024	2023
Beginning of Year Balance	$659	$2,463	$8,393
Loans Transferred to OREO	—	1,181	110
Loans to Finance the Sale of OREO	(525)	—	—
Transfer of Closed Retail Offices to OREO	1,829	348	1,854
Direct Write-Downs	(495)	(160)	(1,117)
Cash Proceeds from Pay-downs	—	—	(397)
Sales of OREO	(1,326)	(3,173)	(6,380)
End of Year Balance	$142	$659	$2,463
OREO consists of properties obtained through foreclosure or by deed in lieu of foreclosure when the Company takes physical possession of the collateral. At both December 31, 2025 and 2024, the balance of OREO was zero and $0.2 million at December 31, 2023.
At both December 31, 2025 and 2024, the recorded investment in foreclosed residential real estate was zero.
Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process totaled $2.0 million and $0.4 million at December 31, 2025 and 2024, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Income and expenses applicable to foreclosed assets include the following:

	Year Ended December 31,
(Dollars in Thousands)	2025	2024	2023
Provision for Losses	$495	$160	$1,117
Operating Expenses, net of Rental Income	47	37	178
Net Gain on Sales	(292)	(1,026)	(17)
OREO Expense (Income)	$250	$(829)	$1,278
NOTE 12 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents a roll forward of the Company's goodwill activity:

Year Ended December 31, 2025
(Dollars in Thousands)
Beginning Balance	$—
Goodwill acquired in Branch Purchase	1,193
Ending Balance	$1,193
The Company believes that customer relationships associated with deposits acquired in business combinations represent identifiable intangible assets. Accordingly, in connection with acquisitions, the Company recorded a core deposit intangible, which represents the value of the acquired entity’s relationships with its deposit customers.
The fair value of the core deposit intangible was estimated using a DCF methodology that considered the type of deposit, estimated deposit retention, the cost of maintaining the deposit base, and an alternate cost of funds.
The following tables present the details of the Company's core deposit intangible:

Year Ended December 31, 2025
(Dollars in Thousands)
Gross Carrying Amount	$1,101
Accumulated Amortization	(161)
Ending Balance	$940

Beginning Balance	$—
Core Deposit Intangible in Branch Purchase	1,101
Amortization Expense	(161)
Ending Balance	$940
The core deposit intangible is being amortized over 10 years on an accelerated basis. The estimated amortization expense for core deposit intangible assets for each of the next five years and thereafter is as follows:

(Dollars in Thousands)
2026	$232
2027	180
2028	139
2029	107
2030	83
Thereafter	199
$940
The Company will complete an annual assessment of the carrying value of goodwill during 2026 to determine whether or not its carrying value is impaired.
Refer to Note 2, Business Combinations in the Notes to Consolidated Financial Statements in Item 8. of the Annual Report on Form 10-K for additional information on the Branch Acquisition.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

NOTE 13 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In accordance with applicable accounting guidance for derivatives and hedging, all derivatives are recognized as either assets or liabilities in the Consolidated Balance Sheets and are measured at fair value.
Interest Rate Swap Arrangements with Customers
Interest rate swaps are contracts under which a series of fixed and variable interest rate payments are exchanged over a specified period. The notional amounts on which the interest payments are based are not exchanged. The Company enters into interest rate swap transactions with commercial customers to facilitate customer risk management objectives. In these transactions, the Company originates a floating rate loan to the customer at a notional amount and simultaneously enters into a corresponding offsetting interest rate swap with a third party financial institution or counterparty.
Under this structure, the customer enters into an interest rate swap with the Company to exchange the variable rate cash flows associated with the loan for fixed rate cash flows based on the same notional amount as the Company’s loan. These transactions allow customers to effectively convert variable rate loans to fixed rate loans, while the Company receives variable rate payments. Certain agreements may include contractual interest rate floors or caps.
Customer related interest rate swaps are considered derivatives, but are not designated as hedging instruments for accounting purposes. Accordingly, changes in the estimated fair value of these derivatives are recognized in current earnings in the Consolidated Statements of Income.
Balance Sheet Hedging Activities
The Company also utilizes derivatives to hedge interest rate risk associated with on balance sheet assets. On July 11, 2024, the Company entered into two related Pay-Fixed/Receive Floating Interest Rate Swap Agreements with a combined notional amount of $300.0 million. These swaps were designated as fair value hedges to mitigate changes in the fair value of the fixed rate loans, including amortizing single-family residential mortgage loans and CRE loans. The hedges were intended to synthetically convert the hedged fixed rate loans to floating rate loans indexed to SOFR.
On December 19, 2024, the Company terminated the first Pay-Fixed/Receive Floating Swap Agreement with an original notional amount of $175.0 million, which was scheduled to mature on July 11, 2029. The termination resulted in a negative interest income adjustment of $154 thousand. On January 13, 2025, the Company terminated the remaining Pay-Fixed/Receive Floating Swap Agreement with an original notional amount of $125.0 million, which was scheduled to mature on July 11, 2027, resulting in a negative interest income adjustment of $110 thousand. While these Pay-Fixed/Receive Floating Swap Agreements were outstanding, the Company recognized $1.2 million of interest income related to these hedging instruments.
Hedge Accounting Treatment
As long as a hedging instrument is properly designated and effectiveness testing supports qualification for hedge accounting treatment, changes in fair value of the hedging instrument attributable to the hedged risk are recognized in net interest income. The fair value of the derivative is recorded in other assets or other liabilities, as applicable, with a corresponding adjustment recorded to the carrying amount of the hedged loans. Under this accounting treatment, there is no separate measurement or recognition of hedge ineffectiveness, and the full impact of hedge gains and losses is recognized in earnings in the period in which the hedged item affects earnings.
Collateral and Credit Risk
Pursuant to agreements with various financial institutions, the Company may be required to post collateral or may receive collateral based on the mark-to-market position of its derivative contracts. Beyond unsecured threshold levels, collateral may be provided in the form of cash or securities. Based on current derivative positions and related collateral requirements, management believes any impact on the Company’s liquidity or cash flows is immaterial.
Derivative instruments expose the Company to credit risk, representing the risk that a counterparty may fail to perform under the terms of a contract. All derivative transactions with financial institutions are executed only with counterparties approved by

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
the Asset and Liability Committee (“ALCO”). Derivative transactions with customers are subject to approval by members of senior management with appropriate training and experience in interest rate risk management.
The following table indicates the amounts representing the fair value of derivative assets and derivative liabilities at December 31:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	2025			2024
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	3	$1,328	$—	3	$866	$2
Interest Rate Swap Contracts – Commercial Loans	54	352,184	10,182	56	368,850	17,354
Total Derivatives not Designated as Hedging Instruments	57	$353,512	$10,182	59	$369,716	$17,356

Total Derivatives	57	$353,512	$10,182	59	$369,716	$17,356

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	2025			2024
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	—	$—	$—	1	$125,000	$554
Total Derivatives Designated as Hedging Instruments	—	$—	$—	1	$125,000	$554

Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	3	$1,328	$—	3	$866	$2
Interest Rate Swap Contracts – Commercial Loans	54	352,184	10,089	56	368,850	17,154
Total Derivatives not Designated as Hedging Instruments	57	$353,512	$10,089	59	$369,716	$17,156

Total Derivatives	57	$353,512	$10,089	60	$494,716	$17,710
The following table indicates the net loss recognized within “other noninterest income or expense” for derivatives not designated as hedging instruments and the loss recognized within “interest income on taxable loans” for derivatives designated as hedging instruments in the Consolidated Statements of Income for the years ended December 31:

(Dollars in Thousands)	2025	2024	2023
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$(140)	$(125)	$—
Total Derivative Loss Designated as Hedging Instruments	(140)	(125)	—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	(2)	(1)	2
Forward Sale Contracts – Mortgage Loans	2	1	(2)
Interest Rate Swap Contracts – Commercial Loans	(107)	(12)	(219)
Total Derivative Loss not Designated as Hedging Instruments	(107)	(12)	(219)

Net Derivative Loss	$(247)	$(137)	$(219)
The Company is permitted to offset derivatives assets and derivative liabilities that are subject to legally enforceable master netting arrangements with the same counterparty. Accordingly, derivative positions with the same counterparty may be presented on a net basis in the Consolidated Balance Sheets when the Company has both a derivative asset and a derivative liability related to swap transactions with that counterparty.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table indicates the gross amounts of derivative assets and derivative liabilities designated as hedging instruments and not designated as hedging instruments, the amounts offset and the carrying values included in the Consolidated Balance Sheets at December 31:

	Asset Derivatives (Included in Other Assets)		Liability Derivatives (Included in Other Liabilities)
(Dollars in Thousands)	2025	2024	2025	2024
Derivatives Designated as Hedging Instruments
Gross Amounts Recognized	$—	$—	$—	$592
Gross Amounts Offset	—	—	—	38
Net Amounts Presented in the Consolidated Balance Sheets	—	—	—	554

Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	10,182	17,356	10,089	17,156
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	10,182	17,356	10,089	17,156

Net Amount	$10,182	$17,356	$10,089	$17,710
NOTE 14 – DEPOSITS
The following table presents the composition of deposits at December 31:

(Dollars in Thousands)	2025	2024
Noninterest-Bearing Demand	$620,473	$634,436
Interest-Bearing Demand	808,171	726,947
Money Market	553,964	512,162
Savings	326,182	355,506
Certificates of Deposits	1,902,099	1,924,370
Total	$4,210,889	$4,153,421
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act, made permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposit that exceed the FDIC Insurance limit of $250,000 at year-end 2025 and 2024 were $310.7 million and $297.9 million, respectively.
At December 31, 2025 and December 31, 2024, total brokered deposits (excluding the ICS two-way) were $191.2 million and $196.1 million, respectively, which are included within the “certificates of deposit” line item in the Consolidated Balance Sheets.
Certificates of Deposit maturing as of December 31:

(Dollars in Thousands)	2025
2026	$1,363,255
2027	415,907
2028	66,729
2029	41,133
2030	14,601
Thereafter	474
Total	$1,902,099
Overdrafts reclassified to loans were $0.3 million at both December 31, 2025 and December 31, 2024, respectively.
Total deposit dollars from executive officers, directors, and their related interests at December 31, 2025 and 2024, respectively, were $3.2 million and $2.3 million.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 15 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. At December 31, 2025, the Company had $178.5 million of outstanding Federal Home Loan Bank (“FHLB”) borrowings, compared to $70.0 million at December 31, 2024. The $108.5 million increase year over year was primarily to fund loan growth.
FHLB borrowings consist of fixed and variable rate advances with contractual maturities and are secured by a blanket lien on select residential mortgage loans, select multifamily loans, and select commercial real estate loans. Variable rate FHLB borrowings represent 52% and 0% of total borrowings at December 31, 2025 and December 31, 2024, respectively.
The FHLB assesses prepayment fees on fixed rate advances that are repaid prior to maturity. These fees are generally calculated as the net present value of the difference between current market rates and the contractual fixed rate on the applicable borrowing.
Loans pledged as collateral to the FHLB totaled $1.3 billion at December 31, 2025 and $1.6 billion at December 31, 2024. No available-for-sale securities were pledged as collateral at December 31, 2025 or December 31, 2024.
At December 31, 2025, funding sources accessible to the Company included borrowing availability from the FHLB equal to 30% of total assets, or approximately $1.5 billion, subject to the amount of eligible collateral pledged. Based on eligible collateral at December 31, 2025, the Company had the capacity to borrow up to an additional $609.4 million from the FHLB, compared to additional borrowing capacity of $735.3 million at December 31, 2024 and the Company’s borrowing availability from the FHLB equated to 25% of total assets at December 31, 2024.
In addition to FHLB funding, at December 31, 2025 and December 31, 2024, the Company maintained unsecured borrowing facilities with three correspondent financial institutions totaling $30.0 million, as well as a fully secured borrowing facility with one correspondent financial institution totaling $45.0 million. No amounts were outstanding under these facilities as of December 31, 2025 or December 31, 2024. The Company also had access to the institutional CD and the brokered deposit markets.
The following table represents the balance of FHLB borrowings, the weighted average interest rate, the interest expense and the borrowing availability for the years ended December 31:

(Dollars in Thousands)	2025	2024	2023
FHLB Borrowings	$178,500	$70,000	$393,400
Weighted Average Interest Rate	3.89%	4.02%	5.20%
Interest Expense	$4,648	$11,379	$20,822
FHLB Availability	$609,392	$735,294	$480,266
The following table represents the balance of federal funds purchased, the weighted average interest rate, the interest expense and the borrowing availability for the years ended December 31:

(Dollars in Thousands)	2025	2024	2023
Federal Funds Purchased	$—	$—	$—
Weighted Average Interest Rate	—%	—%	—%
Interest Expense	$—	$—	$368
Federal Funds Purchased Availability	$75,000	$75,000	$50,000
Scheduled annual maturities and weighted average interest rates for FHLB borrowings for each of the five years subsequent to December 31, 2025 and thereafter are as follows:

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(Dollars in Thousands)	Balance	Weighted Average Rate
2026	$138,500	3.90%
2027	20,000	3.83%
2028	20,000	3.82%
2029	—	— %
2030	—	— %
Thereafter	—	— %
Total FHLB Borrowings	$178,500	3.89%
NOTE 16 - EMPLOYEE BENEFIT PLANS
The Company maintains an integrated profit-sharing plan that provides for both elective deferrals by eligible associates and non-elective profit-sharing contributions by the Company.
Associates become eligible to make elective deferrals at the beginning of the quarter following at least one month of employment and attainment of age 20 years and six months. Eligibility for non-elective profit-sharing contributions begins at the start of the quarter following six months of employment, attainment of age 20 years and six months, and provided the associate is not participating in one of the Company’s annual incentive compensation programs.
Vesting of non-elective profit-sharing contribution is based on years of service, with a year of service defined as a plan year in which the associate completes at least 1,000 hours of service. Participants become fully vested upon attaining age 62, regardless of years of service. Participants who have not attained age 62 become 100% vested after five years of service.
The following table details the vesting schedule based on years of service for participants:

1 Year of Service	20% Vested
2 Years of Service	40% Vested
3 Years of Service	60% Vested
4 Years of Service	80% Vested
5 Years of Service	100% Vested
The amount of the non-elective profit-sharing contribution is determined annually by the Company’s Board of Directors (the “Board”) and may vary from year to year. Total Company non-matching contributions to the integrated profit-sharing plan, including contributions to the nonqualified plan discussed below, were $0.6 million in 2025, $0.5 million in 2024 and $0.4 million in 2023. These amounts are included in salaries and employee benefits in the Consolidated Statements of Income.
Our integrated profit-sharing plan also includes a Company safe harbor matching contribution based on an associate’s elective deferrals, subject to annual dollar limits established by the Internal Revenue Service. The Company matches 100% of the first 3% deferred and 50% of the next 2% deferred, for a maximum matching contribution of 4% of eligible compensation. Participant elective deferrals are always fully vested. This safe harbor match is also immediately 100% vested. Company matching contributions totaled $1.6 million, $1.4 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively and are recognized in salaries and employee benefits in the Consolidated Statements of Income.
The Bank also maintains a Nonqualified Profit-Sharing Plan originally adopted on December 30, 1996, which was subsequently amended and restated effective December 20, 2007. The amended plan was approved by the Bank’s Board of Directors on December 20, 2007. The purpose of this plan is to provide additional benefits to an executive upon the occurrence of a “Distributable Event,” defined as termination of employment or death. Since inception, the Bank’s former Chairman and Chief Executive Officer was the sole participant in the plan.
A Distributable Event occurred in April 2017, resulting in benefits payable over 45 equal quarterly installments. Distributions began on January 1, 2018, and will continue through completion of the payment schedule, with quarterly payments approximating $30 thousand. The value of the plan was $0.4 million at December 31, 2025 and consisted solely of cash.
On December 15, 2020, the Bank adopted an unfunded nonqualified deferred compensation plan (the “Nonqualified Deferred Compensation Plan”) to provide (i) certain key executives with the opportunity to defer, on a pre-tax basis, a portion of their

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
compensation beyond the limits applicable under the Company’s tax-qualified integrated profit-sharing plan, and (ii) non-employee directors, beginning in January 2022, the opportunity to defer certain director fees on a pre-tax basis.
Compensation, director fees, and related earnings deferred under this plan are held in a grantor trust until paid to participants and remain subject to the claims of the Bank’s and Company’s general creditors. No non-employee directors participated in the plan during either the year ended December 31, 2025 or December 31, 2024. The balance of the Nonqualified Deferred Compensation Plan was $0.8 million at December 31, 2025 and $0.6 million at December 31, 2024.
NOTE 17 – INCENTIVE AND RESTRICTED STOCK PLAN
2018 Omnibus Equity Incentive Plan
On March 29, 2018, the Bank’s Board of Directors adopted the Carter Bank & Trust 2018 Omnibus Equity Incentive Plan upon recommendation of the Bank’s Nominating and Compensation Committee (now, a joint committee of the Company and the Bank, the “Committee”). The Plan became effective on June 27, 2018. In connection with the Reorganization, the Company adopted and assumed the Plan as its own, as amended and restated, now known as the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (the “Plan”).
The Plan provides for the grant of equity based awards to key associates and non-employee directors of the Company and its subsidiaries. Awards authorized under the Plan may include stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, performance units, and performance cash awards (collectively, “Awards”). Certain Awards may provide for accelerated vesting upon the occurrence of specified events.

The Plan reserves a total of 2,000,000 shares of the Company’s common stock for issuance. No Awards may be granted more than ten years from the effective date of the Plan. As of December 31, 2025, 1,264,322 shares of common stock remained available for future issuance under the Plan.

Awards subject to time-based vesting generally require a minimum vesting period of one year, and Awards subject to performance conditions require a minimum performance period of one year. These minimum requirements do not apply to Awards granted as part of a retainer for service as a non-employee director. The Committee, or its delegate, determines the terms and vesting conditions of all Awards.
For purposes of this note, references to the “Company” include the Bank for periods prior to the Reorganization.
Restricted Stock
The Company periodically grants shares of restricted stock to key associates and non-employee directors pursuant to the Plan. Restricted stock awards generally vest over a stated service period and are subject to forfeiture if vesting conditions are not satisfied.
As of December 31, 2025, a total of 769,276 shares of restricted stock had been granted under the Plan. During 2025 and 2024, the Company granted 142,095 shares and 104,815 shares, respectively, of restricted stock to key associates. These grants were approved by the Committee in recognition of substantial contributions to the Company’s performance.
Time-based restricted stock awards granted to executives in 2025 vest on the third anniversary of the grant date under the long-term incentive plan. Time-based restricted stock awards granted to executives in 2025 vest in one-third annual installments over three years under the short-term incentive plan. Time-based restricted stock awards granted to executives in 2024 vest on the fifth anniversary of the grant date under the long-term incentive plan. Time-based restricted stock awards granted to non-executive associates vest in one-third annual installments over three years.
During 2025, the Company also granted 20,097 shares of restricted stock to non-employee directors under the Plan as compensation for Board service, compared to 23,300 shares during 2024. These grants were approved by the Committee. Restricted stock awards granted to non-employee directors in 2025 and 2024 vest fully one year after the grant date.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Fair Value of Stock Awards
Prior to September 1, 2023, the fair value of stock-based awards was determined using the closing price of the Company’s common stock on the grant date. Beginning September 1, 2023, the Company utilizes a 90-day trading look back period to estimate the average stock price used in determining grant date fair value in order to mitigate the effects of short-term stock price volatility.
Stock-Based Compensation Expense
Compensation expense related to restricted stock awards is recognized on a straight-line basis over the requisite service period, generally the vesting period, based on the grant date fair value of the awards.
Stock-based compensation expense related to restricted stock totaled $2.1 million, $1.8 million and $1.6 million for the years ended 2025, 2024, and 2023, respectively. These amounts are included in salaries and employee benefits in the Consolidated Statements of Income.
As of December 31, 2025 and 2024, total unrecognized compensation cost related to restricted stock awards was $2.5 million and $1.9 million, respectively. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.02 years and approximately 2.00 years, respectively.
Forfeitures and Share Availability
If any Award granted under the Plan is forfeited, terminated, expires, or lapses for any reason other than through exercise or settlement, or if shares issued pursuant to an Award are forfeited, the shares subject to such Award become available for future issuance under the Plan.
The following table provides information about restricted stock granted under the Plan for the years ended December 31:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	219,111	$15.67
Granted	128,115	13.07
Forfeited/Vested	(103,826)	15.59
Non-vested at December 31, 2024	243,400	14.34
Granted	162,192	17.26
Forfeited/Vested	(126,597)	14.71
Non-vested at December 31, 2025	278,995	$15.87
Performance Units
The Company periodically grants performance units to executive officers pursuant to the Plan. During 2025 and 2024, the Company granted an aggregate of 25,557 and 46,331 target amounts of performance units to executive officers under the Plan, respectively. These grants are approved by the Committee as compensation for substantial contributions to the Company’s performance.
Performance units are eligible to be earned up to a maximum of 110% of the target amount and are subject to a three-year performance period. If the applicable performance and service requirements are satisfied, the performance units vest on the payment date, which occurs within 70 days following the end of the performance period, and are settled in shares of the Company’s common stock.
The payout for performance units is determined based on four equally weighted performance goals measured over the performance period, each relative to a selected peer group:
(1) return on average assets,
(2) core efficiency ratio
(3) total shareholder return, and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(4) nonperforming assets ratio.
Performance criteria applicable to the performance units granted in 2022 were not achieved, and as a result, those units expired effective December 31, 2024, with no issuance of common stock. No performance units were granted during 2023.
Compensation expense for performance units is recognized based on the grant date fair value and is adjusted for the probability of achieving the performance conditions and required service. As of December 31, 2025 and December 31, 2024, management determined that the performance criteria for the 2025 and 2024 grants were probable of being achieved at the target level.
The Company recognized compensation expense of $0.1 million for 2025, $0.2 million for 2024 and reversed $0.3 million for 2023 related to performance units, which are included in salaries and employee benefits in the Consolidated Statements of Income.
NOTE 18 - FEDERAL AND STATE INCOME TAXES
The components of the income tax provision (benefit) were as follows:

(Dollars in Thousands)	2025	2024	2023
Current
Federal	$5,693	$3,159	$4,243
State	775	498	726
Total Current	6,468	3,657	4,969
Deferred
Federal	2,047	2,396	531
State	124	293	(163)
Total Deferred	2,171	2,689	368
Total Income Tax Provision	$8,639	$6,346	$5,337
The Company does not have income from foreign sources and therefore does not have any foreign income tax.
The following is a reconciliation of the differences between the income tax provision and the amount computed by applying the statutory federal income tax rate to income before income taxes:

	2025		2024		2023
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Rate	$8,400	21.0	$6,482	21.0	$6,031	21.0
State and Local Income Taxes, Net of Federal Income Tax Effect[1]	711	1.8	628	2.0	442	1.5
Tax Credits
Rehabilitation Tax Credits, Net of Basis Reduction	(624)	(1.6)	(485)	(1.5)	(2,366)	(8.2)
Tax Credit Investment Amortization, Net of Federal Benefit	513	1.3	408	1.3	1,660	5.8
Change in Valuation Allowance	7	—	36	0.1	780	2.7
Nontaxable or Nondeductible Items
Tax-Exempt Interest, Net of Disallowance	(445)	(1.1)	(513)	(1.7)	(708)	(2.5)
Income From Bank Owned Life Insurance	(687)	(1.7)	(309)	(1.0)	(290)	(1.0)
Other	7	—	97	0.4	35	0.1
Other Adjustments
Taxes and Penalty on Surrender of Bank Owned Life Insurance	757	1.9	—	—	—	—
Other	—	—	2	—	(247)	(0.8)
Income Tax Provision and Effective Income Tax Rate	$8,639	21.6	$6,346	20.6	$5,337	18.6
1For the years ended 2025 and 2023, North Carolina comprised the majority (greater than 50%) of the tax effect in this category, and for the year ended 2024, North Carolina and West Virginia comprised the majority of the tax effect.
The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The Company ordinarily generates an annual effective income tax rate, per the table above, that is less than the statutory rate of 21% due to benefits resulting from tax-exempt interest, tax-exempt income from bank-owned life insurance,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
and tax benefits resulting from certain partnership investments. For the period ended December 31, 2025, the annual effective tax rate was greater than the statutory rate of 21%, primarily due to the surrender of certain BOLI policies, which resulted in taxable gains of $2.4 million and $0.2 million in related Modified Endowment Contract (“MEC”) penalties, partially offset by the receipt of a $1.9 million tax-exempt BOLI death benefit.
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the historic tax credits (“HTC”) program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of December 31, 2025 and December 31, 2024, the Company recognized $0.5 million and $1.1 million, respectively, in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
The Company records income tax credits and other income tax benefits received from its HTC investments as a component of the income tax provision on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows.
Investments accounted for using the proportional amortization method are amortized and recorded as a component of income tax provision on the Consolidated Statements of Income.
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of December 31, 2025 and December 31, 2024, the Company recognized $122.7 thousand and $38.5 thousand, respectively, in non-income-tax-related activity from its HTC investments.
Deferred income tax provision reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(Dollars in Thousands)	2025	2024
Deferred Tax Assets
Allowance for Credit Losses	$15,655	$16,667
Net Unrealized Loss on Available-for-sale Securities	11,594	17,820
Capital Loss Carryforward	1,136	1,151
Accrued Interest on Nonaccrual Loans	1,792	1,717
Operating Lease Liabilities	2,393	2,293
Other	2,323	2,110
Gross Deferred Tax Assets	34,893	41,758
Less: Valuation Allowance	(897)	(903)
Total Deferred Tax Assets	$33,996	$40,855

(Dollars in Thousands)	2025	2024
Deferred Tax Liabilities
Fixed Asset Depreciation	$(4,537)	$(4,095)
Acquisition-Related Fair Value Adjustments	(2,218)	(2,480)
Deferred Loan Income	(3,166)	(1,943)
Operating Lease Right-of-Use Assets	(2,197)	(2,172)
Equity Investment in Partnerships	(903)	(607)
Other	(157)	(343)
Total Deferred Tax Liabilities	(13,178)	(11,640)
Net Deferred Tax Assets	$20,818	$29,215

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following is a summary of income taxes paid, net of refunds received:

(Dollars in Thousands)	2025	2024	2023
U.S. Federal	$3,000	$(151)	$4,725
U.S. State and Local
North Carolina	505	315	345
West Virginia	50	45	290
Maryland	20	28	43
South Carolina	70	26	165
Georgia	20	21	55
Other	52	19	70
Total Income Taxes Paid	$3,717	$303	$5,693
Management assesses all available positive and negative evidence to estimate whether sufficient future taxable income of the appropriate character will be generated to utilize existing deferred tax assets. Based on this evaluation, at both December 31, 2025 and December 31, 2024, a valuation allowance of $0.9 million was recorded on deferred tax assets related to capital loss carryforwards resulting from exits of equity investments in partnerships and sales of securities. The Company has not identified prudent and feasible strategies to generate future capital gains to offset the entirety of the capital loss carryforward prior to its expiration.
At December 31, 2025 and December 31, 2024, the Company had no ASC 740-10 unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax provision.
The Company is subject to U.S. federal income tax, as well as various other state and local jurisdictions. The Company is generally no longer subject to examination by federal, state and local taxing authorities for years prior to December 31, 2022.
NOTE 19 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME
The following table presents the change in components of other comprehensive income for the years ended December 31, net of tax effects:

(Dollars in Thousands)	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2025
Net Unrealized Gains Arising during the Period	$28,633	$(6,236)	$22,397
Reclassification Adjustment for Gains included in Net Income	(46)	10	(36)
Other Comprehensive Income	$28,587	$(6,226)	$22,361

2024
Net Unrealized Gains Arising during the Period	$9,270	$(2,299)	$6,971
Reclassification Adjustment for Gains included in Net Income	(68)	15	(53)
Other Comprehensive Income	$9,202	$(2,284)	$6,918

2023
Net Unrealized Gains Arising during the Period	$16,370	$(3,398)	$12,972
Reclassification Adjustment for Losses included in Net Income	1,521	(316)	1,205
Other Comprehensive Income	$17,891	$(3,714)	$14,177
NOTE 20 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit represent agreements to lend to customers that generally have fixed expiration dates or other termination clauses. At December 31, 2025 and December 31, 2024, commitments to extend credit totaled $771.7 million and $833.6 million, respectively. These commitments primarily consist of lines of credit provided to customers to finance the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
completion of construction projects, as well as revolving lines of credit to operating companies to support working capital needs. Construction related lines of credit represented $452.8 million, or 58.7%, of total commitments to extend credit at December 31, 2025, compared to $445.3 million, or 53.4%, at December 31, 2024.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. Outstanding standby letters of credit totaled $16.5 million at December 31, 2025 and $16.7 million at December 31, 2024.
The Company’s exposure to credit loss for commitments to extend credit and standby letters of credit in the event of nonperformance by the counterparty is represented by the contractual amounts of these instruments. The Company applies the same credit policies and underwriting standards to these commitments as it does to on-balance sheet credit exposures. Unless noted otherwise, commitments that expose the Company to credit risk are supported by collateral or other security.
Life-of-Loss Reserve on Unfunded Loan Commitments
The Company maintains a life-of-loss reserve on unfunded commercial lending commitments and standby letters of credit to provide for the risk of loss inherent in these arrangements. The reserve is calculated using a methodology similar to that used to determine the ACL on loans, adjusted to reflect the probability of drawdown on the unfunded commitment. The reserve for unfunded loan commitments is included on the Consolidated Balance Sheets, with changes recognized through earnings in the (recovery) provision for unfunded commitments.
The reserve for unfunded commitments fluctuates primarily based on changes in construction related commitments between reporting periods. A (recovery of) $(0.2) million was recorded for the year ended December 31, 2025, reflecting a decrease of $187 thousand compared to the year ended December 31, 2024.
The following table presents activity in the life-of-loss reserve for unfunded loan commitments as of and for the years ended December 31:

(Dollars in Thousands)	December 31, 2025	December 31, 2024
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$3,186	$3,193
Recovery for Unfunded Commitments	(194)	(7)
Balance at end of period	$2,992	$3,186
The Company has a contractual commitment with a third party vendor for data processing services under a ten year agreement that is scheduled to expire at the end of 2028. Data processing expense totaled $5.7 million, $4.9 million and $3.9 million for the years ended 2025, 2024 and 2023, respectively.
Legal Proceedings
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Such matters are subject to inherent uncertainties and unfavorable outcomes could occur. However, based on current information, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
NOTE 21 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”), does not apply to revenue associated with financial instruments, including interest income and fees earned on loans and investment securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are outside the scope of Topic 606.
Topic 606 applies to certain noninterest revenue streams, including trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions and returns on investment. The adoption of Topic 606 did not result in a significant change in the timing or measurement of revenue recognition for these in-scope revenue streams. Substantially all of the Company’s revenue is generated from contracts with customers.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Service Charges on Deposit Accounts: Service charges on deposit accounts include overdraft fees, fees on returned checks, stop payment fees, check chargeback fees, minimum balance fees, and other deposit account related fees. Overdraft fees are recognized at the point in time the overdraft occurs. Fees on returned checks are recognized when the check is returned. Transaction-based fees, including stop payment fees, check chargeback fees, and other deposit account related fees, are recognized at the point in time the Company fulfills the customer’s request. Minimum balance fees are system-assessed and recognized at the point in time the customer’s account balance falls below the required minimum. Service charges on deposit accounts are generally withdrawn directly from the customer’s account balance.
Other Fees and Other Income: Other fees and other income include safe deposit box rental fees, money order fees, check cashing and cashiers’ check fees, wire transfer fees, letter of credit fees, check order income, and other miscellaneous fees. These fees are primarily transaction-based, and revenue is recognized at the point in time the related service is provided. Payment for these services is generally received immediately or in the following month through a direct charge to a customer’s account.
Debit Card Interchange Fees: The Company earns interchange fees from debit cardholder transactions processed through card payment networks. Interchange fees represent a percentage of the underlying transaction value and are recognized daily as the related transaction processing services are performed.
Insurance: Commission income is earned based on customer transactions and is recognized when the related transaction is completed. The Company also receives a return on its investment in Bearing Insurance Group, LLC, which is recognized annually based on the investee’s results and the Company’s ownership interest.
OREO Income: The Company occasionally owns properties acquired through foreclosure that are classified as OREO on the Consolidated Balance Sheets. Rental income earned on OREO properties is recognized over the rental period as earned, with payments generally received monthly.
Gain or losses on the sale of OREO are recognized when control of the property transfers to the buyer, which typically occurs upon execution and delivery of the deed. When the Company finances the sale of OREO, it evaluates whether the buyer is committed to perform under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is disposed and the related gain or loss is recorded upon transfer of control. If a significant financing component is present, the transaction price and related gain or loss are adjusted accordingly.
The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the years ended December 31:

(Dollars in Thousands)	Point of Revenue Recognition	2025	2024	2023
In-Scope Revenue Streams
Service Charges on Deposit Accounts	At a point in time	$5,826	$5,856	$5,534
Other Fees and Other Income	At a point in time	3,826	1,983	1,885
Debit Card Interchange Fees	At a point in time	7,935	7,843	7,828
Insurance
Customer Commissions	At a point in time	195	166	131
Annual Commission on Investment	Over time	2,475	3,476	1,814
Special Production Payout	Over time	58	43	—
Other Real Estate Owned Income	At a point in time	—	46	75
Gains (Losses) on Sale of Other Real Estate Owned	At a point in time	***	***	***
Total In-Scope Revenue Streams		20,315	19,413	17,267

Out of Scope Revenue Streams
Gains (Losses) on Sales of Securities, net		46	68	(1,521)
Bank Owned Life Insurance Income		1,511	1,473	1,381
Commercial Loan Swap Fee Income		—	—	139
Other		532	414	1,012
Total Noninterest Income		$22,404	$21,368	$18,278
***Reported net with Losses on Sales and Write-downs of Other Real Owned in Noninterest Expense

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 22 – PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Balance Sheets

	December 31,
(Dollars in Thousands)	2025	2024
ASSETS
Cash	$1,345	$354
Investment in Bank Subsidiary	397,632	377,395
Investment in Non-Subsidiary	19,949	—
Other Assets	952	6,564
Total Assets	$419,878	$384,313

LIABILITIES
Other Liabilities	$181	$—
Total Shareholders’ Equity	419,697	384,313
Total Liabilities and Shareholders’ Equity	$419,878	$384,313
Statements of Net Income

	December 31,
(Dollars in Thousands)	2025	2024	2023
Dividends from Subsidiaries	$16,600	$3,950	$14,029
Total Income	102	(10)	418
Total Expenses	(3,437)	(3,121)	(3,011)
Income Before Income Tax Benefit and Undistributed Net Income of Bank Subsidiary and Non-Subsidiary	13,265	819	11,436
Income Tax Benefit	(72)	(656)	(534)
Income Before Undistributed Net Income of Bank Subsidiary and Non-Subsidiary	13,337	1,475	11,970
Equity in Undistributed Net Income of Bank Subsidiary	17,630	23,048	11,414
Equity in Undistributed Net Income of Non-Subsidiary	395	—	—
Net Income	$31,362	$24,523	$23,384

Comprehensive Income	$53,723	$31,441	$37,561
Statements of Cash Flows

	December 31,
(Dollars in Thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net Income	$31,362	$24,523	$23,384
Equity in Undistributed Net Income of Bank Subsidiary	(17,630)	(23,048)	(11,414)
Equity in Undistributed Net Income of Non-Subsidiary	(395)	—	—
Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities
Stock Compensation Expense	2,071	1,752	1,561
Decrease (Increase) in Other Assets	5,921	(3,111)	1,774
Decrease in Other Liabilities	(229)	(275)	(47)
Net Cash Provided by (Used In) Operating Activities	21,100	(159)	15,258
INVESTING ACTIVITIES
Equity Investment in Non-Subsidiary, net of distributions	(109)	(116)	(412)
Net Cash Used in Investing Activities	(109)	(116)	(412)
FINANCING ACTIVITIES
Repurchase of Common Stock	(20,000)	—	(16,416)
Net Cash Used In Financing Activities	(20,000)	—	(16,416)
Net Increase (Decrease) in Cash	991	(275)	(1,570)
Cash at Beginning of Year	354	629	2,199
Cash at End of Year	$1,345	$354	$629

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 23 - CAPITAL ADEQUACY
The Company and the Bank are subject to various capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements may result in mandatory and, in certain cases, discretionary actions by regulators that could have a direct material effect on the Company’s financial statements.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital standards that are based on quantitative measures of assets, liabilities and certain off-balance sheet items calculated in accordance with regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators regarding components, risk weightings and other factors. Prompt corrective action provisions do not apply to bank holding companies.
Regulatory capital guidelines require the maintenance of minimum capital amounts and ratios. Under Basel II capital rules, the Company and the Bank are required to maintain minimum ratios of common equity Tier 1 capital, Tier 1 capital and total capital, as well as a capital conservation buffer, which effectively increases the minimum capital levels required. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain capital ratios above the required minimums plus the applicable buffer are subject to restrictions on dividends, equity repurchases and discretionary compensation.
The Basel III capital framework also provides for a “countercyclical capital buffer” applicable to certain covered institutions. This buffer is not currently applicable to the Company or the Bank.
Banking organizations with less than $15 billion in total assets are permitted to make a one-time election to exclude accumulated other comprehensive loss from regulatory capital. The Company elected to retain this treatment, which reduces volatility in regulatory capital levels.
Management believes that, as of December 31, 2025, the Company and the Bank met all applicable capital adequacy requirements, including the capital conservation buffer.
Prompt corrective action regulations establish five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. These classifications are not intended to represent overall financial condition. Institutions that are adequately capitalized require regulatory approval to accept brokered deposits, while undercapitalized institutions are subject to restrictions on capital distributions, asset growth, and expansion and are required to submit capital restoration plans.
As of December 31, 2025 and 2024, the most recent regulatory notification classified the Company and the Bank as well-capitalized under the prompt corrective action framework. Management is not aware of any conditions or events since that notification that management believes would have changed the Company and the Bank’s capital category.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table summarizes risk-based capital amounts and ratios for the Company and the Bank, excluding the 2.5% capital conservation buffer:

	Actual		Minimum Regulatory Capital Requirements		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Leverage Ratio
Carter Bankshares, Inc.	$459,735	9.43%	$194,967	4.00%	NA	NA
Carter Bank & Trust	437,670	9.01%	194,313	4.00%	$242,891	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$459,735	10.70%	$193,431	4.50%	NA	NA
Carter Bank & Trust	437,670	10.23%	192,479	4.50%	$278,025	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$459,735	10.70%	$257,908	6.00%	NA	NA
Carter Bank & Trust	437,670	10.23%	256,639	6.00%	$342,185	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$513,722	11.95%	$343,878	8.00%	NA	NA
Carter Bank & Trust	491,396	11.49%	342,185	8.00%	$427,731	10.00%

As of December 31, 2024
Leverage Ratio
Carter Bankshares, Inc.	$448,834	9.56%	$187,837	4.00%	NA	NA
Carter Bank & Trust	441,916	9.42%	187,649	4.00%	$234,561	5.00%
Common Equity Tier 1 (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$448,834	10.88%	$185,721	4.50%	NA	NA
Carter Bank & Trust	441,916	10.72%	185,422	4.50%	$267,832	6.50%
Tier 1 Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$448,834	10.88%	$247,628	6.00%	NA	NA
Carter Bank & Trust	441,916	10.72%	247,230	6.00%	$329,640	8.00%
Total Capital (to Risk-Weighted Assets)
Carter Bankshares, Inc.	$500,759	12.13%	$330,171	8.00%	NA	NA
Carter Bank & Trust	493,760	11.98%	329,640	8.00%	$412,050	10.00%

NOTE 24 - STOCK REPURCHASE PLAN
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
During the year ended December 31, 2025, the Company repurchased 1,124,690 shares of its common stock at a total cost of $20.0 million at a weighted average cost per share of $17.78. The 2025 Program was fully utilized on October 30, 2025.
On February 2, 2026, the Company announced that the Board authorized a repurchase program to purchase up to $10.0 million of the Company’s common stock in the aggregate over a period of twelve months beginning February 11, 2026, the date of receipt of non-objection from the Federal Reserve Bank of Richmond. The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program, and the number of shares actually purchased under the program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
and applicable legal and regulatory requirements. The repurchase program may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.
NOTE 25 - SEGMENT REPORTING
The Company is a financial holding company and the parent company to the Bank and conducts its business solely through the Bank. As a state-chartered commercial bank and state member of the FRB, the Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to customers. The Company operates through a single operating and reporting segment, Community Banking that offers services which include accepting a full range of deposit products and originating commercial and consumer loans. All financial information is reported on a consolidated basis and is evaluated regularly by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance. The CODM uses the consolidated net income to benchmark the Company against it competitors. The benchmarking analysis in conjunction with monitoring of actual to budget results are used in assessment of performance and in establishing compensation. Loans, investments and deposits provide the revenues, net in the community bank’s operation. Interest expense, (recovery) provision for credit losses and salaries and employee benefits provide the significant expenses in the community bank’s operation. The results of operations for the Company’s single reporting segment are shown within the Consolidated Statements of Income and Consolidated Balance Sheets.

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Carter Bankshares, Inc. and Subsidiaries
Martinsville, Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carter Bankshares, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Individually Evaluated Other Pool Loans

The Company’s methodology for estimating the allowance for credit losses includes segmentation, quantitative analysis, qualitative analysis, and individually evaluated loans. The Company’s loan portfolio is segmented by homogeneous loan types that behave similarly to economic cycles. Further, management elected to evaluate certain loans based on shared but unique risk attributes by segmenting into the Other pool. The loans included in the Other pool of the model were underwritten and approved based on standards that are inconsistent with the Company’s current underwriting standards. As of December 31, 2025, $214 million of the Other pool loans were considered individually evaluated with an allowance for credit losses of $18 million. This represents 25% of the overall allowance for credit losses.

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

The Company’s methodology for estimating the allowance for credit losses includes segmentation, quantitative analysis, qualitative analysis, and individually evaluated loans. The Company’s quantitative analysis uses a discounted cash flow with economic forecasts to estimate a loss rate. The qualitative analysis includes internal, external, and model risks. Management reviews the peaks and troughs of the model’s calibration, taking into account economic forecasts to develop guardrails that serve as the basis for determining the reasonableness of the model’s output and makes adjustments as necessary. This process challenges unexpected variability resulting from outputs beyond the model’s calibration that appear to be unreasonable. Additionally, management may adjust the economic forecast if it is incompatible with known market conditions based on management’s experience and perspective.

We identified the allowance for credit losses – adjustments to economic forecasts as a critical audit matter because of the auditor judgment applied and audit effort to evaluate the subjective judgments made by management in the development of the adjustments to economic forecasts.

The primary procedures performed to address this critical audit matter include:

Testing the effectiveness of internal controls over:

•The Company’s selection of adjustments to economic forecasts
•The relevance and reliability of data used in determining the adjustments to economic forecasts

Substantively testing management’s estimate, which included:

•Assessing the reasonableness of management’s judgments related to the need for and selection of adjustments to economic forecasts
•Evaluating the relevance and reliability of data used in determining the adjustments to economic forecasts
•Evaluating the mathematical accuracy of the application of the adjustments to economic forecasts within the discounted cash flow model calculation

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.
March 5, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who serve as the Company’s Principal Executive Officer and Principal Financial Officer, respectively, management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
In designing and evaluating these disclosure controls and procedures, management recognizes that any system of controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and is subject to inherent limitations.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in all material respects as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) under the Exchange Act. The Company’s ICFR is a process designed by, or under the supervision of, the Company’s CEO and CFO to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
The Company’s ICFR includes policies and procedures that:
1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and the Board of Directors; and
3.Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, ICFR may not prevent or detect misstatements. Additionally, projections of any evaluation of the effectiveness of specific controls or internal control over financial reporting overall to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s ICFR as of December 31, 2025, using the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s ICFR was effective as of December 31, 2025.
The effectiveness of the Company’s ICFR as of December 31, 2025 has been audited by Crowe LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9A. CONTROLS AND PROCEDURES - (continued)

Changes in Internal Control Over Financial Reporting
There was no change to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by Part III, Item 10. of Form 10-K is incorporated herein from the sections entitled – “Delinquent Section 16(a) Reports” (if applicable), “Proposal 1 -- Election of Directors,” “Independence and Committee Memberships,” “Executive Officers of the Registrant,” and "Corporate Governance - Meetings and Committee of the Board of Directors" in our proxy statement relating to our May 27, 2026 annual meeting of shareholders.
Code of Ethics
The Company has adopted a Code of Conduct (the “Code”) that applies to its directors, executive officers and associates and is available on the Company’s website at www.CBTCares.com under “Investor Relations – Governance – Governance Documents.” The Company intends to provide any required disclosure of any amendment to or waiver of the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on www.CBTCares.com under “Investor – Corporate Information – Governance Documents” promptly following the amendment or waiver. The information contained on or connected to the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this or any other report or document that we file or furnish to the SEC.
Insider Trading Policies and Procedures
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, as well as their family members and entities controlled by them, or the Company itself. These policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any exchange listing standards applicable to the Company. The Company’s Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Part III, Item 11. of Form 10-K is incorporated herein from the sections entitled “Executive Compensation” and “Director Compensation” in our proxy statement relating to our May 27, 2026 annual meeting of shareholders.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below, the information required by Part III, Item 12. of Form 10-K is incorporated herein from the sections entitled “Principal Beneficial Owners of Carter Bankshares, Inc. Common Stock” and “Beneficial Ownership of Carter Bankshares, Inc. Common Stock by Directors and Officers” in our proxy statement relating to our May 27, 2026 annual meeting of shareholders.
Equity Compensation Plan Information
The following table provides summary information as of December 31, 2025 related to the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Plan, the only equity compensation plan under which the Company’s securities are authorized for issuance.

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights [1]	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by shareholders	50,963	2	$—	1,264,322
Equity compensation plans not approved by shareholders	—		—
Total	50,963		$—	1,264,322
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III, Item 13. of Form 10-K is incorporated herein from the sections entitled “Related Person Transactions” and “Corporate Governance -- Director Independence” in our proxy statement relating to our May 27, 2026 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Part III, Item 14. of Form 10-K is incorporated herein from the section entitled “Independent Registered Public Accounting Firm” in our proxy statement relating to our May 27, 2026 annual meeting of shareholders.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K and are incorporated by reference and found where noted below.
Consolidated Financial Statements: The following Consolidated Financial Statements are included in Part II, Item 8. of this Annual Report on Form 10-K. No financial statement schedules are being filed because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes.

Consolidated Balance Sheets	80

Consolidated Statements of Income	81

Consolidated Statements of Comprehensive Income (Loss)	82

Consolidated Statements of Changes in Shareholders’ Equity	83

Consolidated Statements of Cash Flows	84

Notes to Consolidated Financial Statements	86

Report of Crowe LLP, Independent Registered Public Accounting Firm, on Consolidated Financial Statements and Effectiveness of Internal Controls Over Financial Reporting	138

(b)Exhibits

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

10.1*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Wendy S. Bell (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.2*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Litz Van Dyke (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.4*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Jane Ann Davis (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.5*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Bradford N. Langs (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.6*
Amended and Restated Employment Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Matthew M. Speare (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7*
Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan, effective November 20, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 3, 2020)

10.7 2*
Form of Time-Based Restricted Stock Agreement (for non-employee director) for use on or after January 2, 2026 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (filed herewith)

10.7.3*
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use after March 2, 2022, under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.5*
Form of Time-Based Restricted Stock Agreement (for employee: annual) for use on or after February 17, 2022 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2022)

10.7.6*
Form of Time-Based Restricted Stock Agreement (for employee: AIP) for use on or after February 14, 2023 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023)

10.7.7*
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use on and after December 14, 2023 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)

10.7.8*
Form of Performance Unit Agreement (for employee: LTIP) for use on and after December 14, 2023 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2023)

10.7.9*
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use on and after February 27, 2025 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025)

10.7.10*
Form of Performance Unit Agreement (for employee: LTIP) for use on and after February 27, 2025 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025)

10.7 11*
Form of Time-Based Restricted Stock Agreement (for employee: AIP) for use on or after February 25, 2026 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (filed herewith)

10.7 12*
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use on and after February 25, 2026 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (filed herewith)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES – (continued)

10.7 13*
Form of Performance Unit Agreement (for employee: LTIP) for use on and after February 25, 2026 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (filed herewith)

10.8*
Carter Bankshares, Inc. Amended and Restated Annual Incentive Plan as amended and restated effective January 1, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022)

10.9*
Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020, by and between Carter Bankshares, Inc., Carter Bank & Trust and Arthur Loran Adams (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.10*
Amended and Restated Change of Control Severance Agreement, dated and effective as of November 20, 2020 by and between Carter Bankshares, Inc., Carter Bank & Trust and Tony E. Kallsen (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.11*
Carter Bank & Trust Nonqualified Deferred Compensation Plan (executive component) - Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.11.1*
Adoption Agreement for Virginia Bankers Association Model Plan (for executives) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022)

10.11.2*
162(m) Amendment to Virginia Bankers Association Model Plan (for executives) adopted November 13, 2020 (incorporated by reference to Exhibit 10.11.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.12*
Carter Bank & Trust Nonqualified Deferred Compensation Plan (director component) - Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and incorporating all amendments through November 1, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.12.1*
Adoption Agreement for Virginia Bankers Association Model Plan (for directors) as restated as of January 1, 2018 and updated January 1, 2020, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2022)

10.13*
Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) Virginia Bankers Association Model Nonqualified Supplemental Deferred Compensation Plan Document, adopted on May 19, 2022, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022)

10.13.1*
Carter Bank & Trust Non-Qualified Deferred Compensation Plan (for directors and executives) Virginia Bankers Association Model Adoption Agreement, adopted on May 19, 2022, effective as of January 1, 2023 (incorporated by reference to Exhibit 10.13.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2022)

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

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 5, 2026

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 5, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Haskins	By:	/s/ Litz H. Van Dyke
Name:	James W. Haskins	Name:	Litz H. Van Dyke
Title:	Chairman of the Board	Title:	Director and Chief Executive Officer
Date:	March 5, 2026	Date:	March 5, 2026

By:	/s/ Phyllis Q. Karavatakis	By:	/s/ Michael R. Bird
Name:	Phyllis Q. Karavatakis	Name:	Michael R. Bird
Title:	Vice Chairman of the Board	Title:	Director
Date:	March 5, 2026	Date:	March 5, 2026

By:	/s/ Kevin S. Bloomfield	By:	/s/ Robert M. Bolton
Name:	Kevin S. Bloomfield	Name:	Robert M. Bolton
Title:	Director	Title:	Director
Date:	March 5, 2026	Date:	March 5, 2026

By:	/s/ Gregory W. Feldmann	By:	/s/ Jacob A. Lutz III
Name:	Gregory W. Feldmann	Name:	Jacob A. Lutz III
Title:	Director	Title:	Director
Date:	March 5, 2026	Date:	March 5, 2026

By:	/s/ Catharine L. Midkiff	By:	/s/ Curtis E. Stephens
Name:	Catharine L. Midkiff	Name:	Curtis E. Stephens
Title:	Director	Title:	Director
Date:	March 5, 2026	Date:	March 5, 2026

CARTER BANKSHARES, INC. AND SUBSIDIARIES

By:	/s/ Elizabeth Lester Walsh
Name:	Elizabeth Lester Walsh
Title:	Director
Date:	March 5, 2026