Form 10-Q
period 2026-03-31
Carter Bankshares, Inc.
filed 2026-05-07
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of May 1, 2026 there were 22,222,010 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART 1 - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Cash and Due From Banks, including Interest-Bearing Deposits of $191,357 at March 31, 2026 and $68,227 at December 31, 2025	$228,318	$105,163
Securities Available-for-Sale, at Fair Value (amortized cost of $716,862 and $745,366, respectively)	662,127	691,612
Equity Securities	10,246	10,291
Loans Held-for-Sale	341	339
Portfolio Loans	3,728,461	3,879,560
Allowance for Credit Losses	(52,503)	(71,491)
Portfolio Loans, net	3,675,958	3,808,069

Bank Premises and Equipment, net	70,968	72,497
Goodwill	1,193	1,193
Core Deposit Intangible	874	940
Other Real Estate Owned, net	3,443	142
Other Restricted Stock, at Cost	8,476	16,830
Bank Owned Life Insurance	45,247	44,811
Other Assets	92,079	100,035
Total Assets	$4,799,270	$4,851,922

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$637,933	$620,473
Interest-Bearing Demand	871,398	808,171
Money Market	514,362	553,964
Savings	326,929	326,182
Certificates of Deposit	1,884,628	1,902,099
Total Deposits	4,235,250	4,210,889
Federal Home Loan Bank Borrowings	—	178,500
Reserve for Unfunded Loan Commitments	2,774	2,992
Other Liabilities	56,344	39,844
Total Liabilities	4,294,368	4,432,225

Commitment and Contingencies - see NOTE 10.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 22,159,980 shares at March 31, 2026, and 22,083,007 shares at December 31, 2025	22,160	22,083
Additional Paid-in Capital	74,987	74,806
Retained Earnings	450,725	364,968
Accumulated Other Comprehensive Loss	(42,970)	(42,160)
Total Shareholders’ Equity	504,902	419,697
Total Liabilities and Shareholders’ Equity	$4,799,270	$4,851,922
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(Dollars in Thousands Except per Share Data)	2026	2025
INTEREST INCOME
Loans, including fees
Taxable	$52,083	$47,825
Non-Taxable	516	601
Investment Securities
Taxable	5,582	6,655
Non-Taxable	66	66
Federal Reserve Bank Excess Reserves	583	702
Interest on Bank Deposits	110	46
Dividend Income	245	112
Total Interest Income	59,185	56,007
Interest Expense
Interest Expense on Deposits	21,555	25,023
Interest on Other Borrowings	1,696	846
Total Interest Expense	23,251	25,869
NET INTEREST INCOME	35,934	30,138
Recovery for Credit Losses	(33,917)	(2,025)
Recovery for Unfunded Commitments	(218)	(114)
Net Interest Income After Recovery for Credit Losses	70,069	32,277
NONINTEREST INCOME
Gain on the Transaction	65,000	—
Gains on Sales of Securities, net	80	—
Service Charges, Commissions and Fees	2,128	1,874
Debit Card Interchange Fees	2,148	2,104
Insurance Commissions	954	344
Bank Owned Life Insurance Income	436	341
Other	228	2,238
Total Noninterest Income	70,974	6,901
NONINTEREST EXPENSE
Salaries and Employee Benefits	14,915	13,657
Occupancy Expense, net	4,861	4,472
FDIC Insurance Expense	1,510	1,430
Other Taxes	925	947
Advertising Expense	926	911
Telephone Expense	292	304
Professional and Legal Fees	1,546	1,230
Data Processing	1,853	1,444
Debit Card Expense	1,001	992
Other	3,183	2,655
Total Noninterest Expense	31,012	28,042
Income Before Income Taxes	110,031	11,136
Income Tax Provision	24,274	2,183
Net Income	$85,757	$8,953

Earnings per Common Share:
Basic Earnings per Common Share	$3.88	$0.39
Diluted Earnings per Common Share	$3.88	$0.39
Average Shares Outstanding-Basic & Diluted	21,846,942	22,873,800
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025
Net Income	$85,757	$8,953
Other Comprehensive (Loss) Income:
Net Unrealized (Losses) Gains on Securities Available-for-Sale:
Net Unrealized (Losses) Gains Arising during the Period	(901)	10,383
Reclassification Adjustment for Gains included in Net Income	(80)	—
Tax Effect	171	(2,235)
Net Unrealized (Losses) Gains Recognized in Other Comprehensive (Loss) Income	(810)	8,148
Other Comprehensive (Loss) Income:	(810)	8,148
Comprehensive Income	$84,947	$17,101
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months Ended March 31, 2026
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2025	$22,083	$74,806	$364,968	$(42,160)	$419,697
Net Income	—	—	85,757	—	85,757
Other Comprehensive Loss, Net of Tax	—	—	—	(810)	(810)
Forfeiture of Restricted Stock (15,077 shares)	(15)	(246)	—	—	(261)
Issuance of Restricted Stock (92,050 shares)	92	(92)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	519	—	—	519
Balance at March 31, 2026	$22,160	$74,987	$450,725	$(42,970)	$504,902

	Three Months Ended March 31, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2024	$23,069	$92,159	$333,606	$(64,521)	$384,313
Net Income	—	—	8,953	—	8,953
Other Comprehensive Income, Net of Tax	—	—	—	8,148	8,148
Forfeitures of Restricted Stock (8,359 shares)	(8)	(121)	—	—	(129)
Issuance of Restricted Stock (101,177 shares)	101	(101)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	481	—	—	481
Balance at March 31, 2025	$23,162	$92,418	$342,559	$(56,373)	$401,766
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025
OPERATING ACTIVITIES
Net Income	$85,757	$8,953
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Recovery for Credit Losses, including Recovery for Unfunded Commitments	(34,135)	(2,139)
Origination of Loans Held-for-Sale	(5,319)	(2,463)
Proceeds From Loans Held-for-Sale	5,346	2,502
Proceeds From the Transaction	289,484	—
Depreciation/Amortization of Bank Premises and Equipment	2,132	1,911
Provision for Deferred Taxes	6,233	1,121
Net Amortization of Securities	629	875
Tax Credit Amortization	56	162
Gains on Sales of Loans Held-for-Sale	(29)	(39)
Gain on the Transaction	(65,000)	—
Gains on Sales of Securities, net	(80)	—
Unrealized Loss (Gain) on Equity Securities	45	(137)
Commercial Loan Swap Derivative Loss	—	44
Increase in the Value of Life Insurance Contracts	(436)	(341)
Gain on Bank Owned Life Insurance Death Benefit	—	(1,882)
1035 Exchange Fee on Bank Owned Life Insurance	—	275
Balance Sheet Hedge Fair Value Adjustment	—	140
Recognition of Restricted Stock Compensation Expense	519	481
Decrease in Other Assets	2,512	1,868
Increase (Decrease) in Other Liabilities	16,201	(4,955)
Net Cash Provided By Operating Activities	303,915	6,376
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	15,424	—
Proceeds from Maturities, Redemptions, and Paydowns	16,031	16,199
Purchases	(3,500)	(33,681)
Purchase of Bank Premises and Equipment, Net	(1,537)	(1,523)
Redemption of Other Restricted Stock, at Cost, net	8,354	612
Loan Originations, net	(61,393)	(63,348)
Proceeds from Death Benefit on Bank Owned Life Insurance	—	687
Net Cash Used In Investing Activities	(26,621)	(81,054)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	41,832	78,497
Decrease in Certificates of Deposits	(17,471)	(30,991)
Proceeds from Federal Home Loan Bank Borrowings	299,000	25,000
Repayments on Federal Home Loan Bank Borrowings	(477,500)	(40,000)
Net Cash (Used In) Provided By Financing Activities	(154,139)	32,506
Net Increase (Decrease) in Cash and Cash Equivalents	123,155	(42,172)
Cash and Cash Equivalents at Beginning of Period	105,163	131,171
Cash and Cash Equivalents at End of Period	$228,318	$88,999
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025
SUPPLEMENTARY DATA
Cash Interest Paid	$23,927	$27,354
Transfer from Portfolio Loans to Other Real Estate Owned, net	2,937	—
Transfer from Bank Premises and Equipment, net to Other Real Estate Owned, net	933	—
Portfolio Loans Transferred to Held-for-Sale	209,484	—
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
Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”), on March 5, 2026. In management’s opinion, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative to the results of operations that may be expected for a full year or any future period.
Reclassification: Amounts in prior periods financial statements and footnotes are reclassified whenever necessary to conform to the current period presentation. Reclassifications had no material effect on prior periods net income or shareholders’ equity.
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the Consolidated Financial Statements and the disclosures provided, and actual results could differ from those estimates. Information available which could affect these judgments include, but are not limited to, changes in interest rates, economic conditions, and the financial condition and performance of borrowers and counterparties.
Accounting Standard Adopted in 2026
ASU 2024-04 – Debt — Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments
Accounting Standards Update 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” (“ASU 2024-04”) clarifies whether the settlement of convertible debt, including debt containing cash conversion features at terms that are different from the terms included in the existing debt instrument, should be accounted for as an induced conversion or a debt extinguishment. Updates permitted an entity to apply the new guidance on either a prospective or a retrospective basis. ASU 2024-04 was effective for public business entities beginning on January 1, 2026 and did not have a significant impact on the Company’s financial statements.
Accounting Standards Issued but Not Yet Adopted
ASU 2025-01 & 2024-03 – Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
ASU 2025-08 – Financial Instruments — Credit Losses (Topic 326): Purchased Loans
In December 2026, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326),” Purchased Loans which expands the population of acquired financial assets subject to the gross-up approach for accounting for credit losses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements. The accounting for future business combinations, if any, would be impacted.
Acquisitions
The Company completed an acquisition of two leased branch facilities and related deposits on May 23, 2025. See Note 2 – Business Combinations in the Company’s 2025 Form 10-K for additional information. There have been no material changes to the preliminary purchase accounting as of March 31, 2026.

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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands, except share and per share data)	2026	2025
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$85,757	$8,953
Less: Income allocated to Participating Shares	1,069	93
Net Income Allocated to Common Shareholders - Basic & Diluted	$84,688	$8,860
Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Shares	22,122,783	23,114,817
Less: Average Participating Shares	275,841	241,017
Weighted Average Common Shares Outstanding - Basic & Diluted	21,846,942	22,873,800
Earnings per Common Share – Basic	$3.88	$0.39
Earnings per Common Share – Diluted	$3.88	$0.39

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities at the dates presented:

	March 31, 2026
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$18,151	$16	$(420)	$17,747
Residential Mortgage-Backed Securities	67,764	5	(7,422)	60,347
Commercial Mortgage-Backed Securities	22,557	101	(266)	22,392
Other Commercial Mortgage-Backed Securities	24,837	41	(1,175)	23,703
Asset Backed Securities	100,053	5	(6,022)	94,036
Collateralized Mortgage Obligations	161,160	91	(6,828)	154,423
States and Political Subdivisions	262,090	—	(28,900)	233,190
Corporate Notes	60,250	—	(3,961)	56,289
Total	$716,862	$259	$(54,994)	$662,127

	December 31, 2025
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$19,796	$17	$(438)	$19,375
Residential Mortgage-Backed Securities	83,918	49	(7,194)	76,773
Commercial Mortgage-Backed Securities	25,438	105	(421)	25,122
Other Commercial Mortgage-Backed Securities	25,297	88	(1,131)	24,254
Asset Backed Securities	100,643	10	(5,856)	94,797
Collateralized Mortgage Obligations	168,749	176	(7,105)	161,820
States and Political Subdivisions	262,275	—	(28,051)	234,224
Corporate Notes	59,250	—	(4,003)	55,247
Total	$745,366	$445	$(54,199)	$691,612
The Company did not have securities classified as held-to-maturity at March 31, 2026 or December 31, 2025.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025

Proceeds from Sales of Securities Available-for-Sale	$15,424	$—

Gross Realized Gains	$85	$—
Gross Realized Losses	(5)	—
Net Realized Gains	$80	$—
Tax Impact	$18	$—
Gains or losses on the sale of securities are recognized in earnings on the trade date based on the amortized cost of the specific security sold. The related net gains or losses reflect reclassification adjustments included in the calculation of Other Comprehensive (Loss) Income. Net realized gains are reported in noninterest income as gains on sales of securities, net, in the Consolidated Statements of Income, with the related tax impact included in income tax provision in the Consolidated Statements of Income.

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

	March 31, 2026
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$750	$744
Due after One Year through Five Years	73,965	70,004
Due after Five Years through Ten Years	253,971	226,018
Due after Ten Years	11,805	10,460
Residential Mortgage-Backed Securities	67,764	60,347
Commercial Mortgage-Backed Securities	22,557	22,392
Other Commercial Mortgage-Backed Securities	24,837	23,703
Collateralized Mortgage Obligations	161,160	154,423
Asset Backed Securities	100,053	94,036
Total	$716,862	$662,127
At March 31, 2026 and December 31, 2025, the Company held no securities of any single issuer, other than securities issued by or collateralized by the U.S. Government and its Agencies, in amounts exceeding 10% of shareholders’ equity. The carrying value of securities pledged to meet various regulatory and legal requirements was $254.4 million at March 31, 2026 and $289.4 million at December 31, 2025.
Available-for-sale securities with unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2026
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	4	$2,442	$(2)	27	$13,002	$(418)	31	$15,444	$(420)
Residential Mortgage-Backed Securities	3	2,448	(3)	26	57,404	(7,419)	29	59,852	(7,422)
Commercial Mortgage-Backed Securities	4	3,781	(37)	32	8,177	(229)	36	11,958	(266)
Other Commercial Mortgage-Backed Securities	—	—	—	7	17,249	(1,175)	7	17,249	(1,175)
Asset Backed Securities	2	6,934	(25)	27	76,097	(5,997)	29	83,031	(6,022)
Collateralized Mortgage Obligations	10	10,447	(20)	62	113,126	(6,808)	72	123,573	(6,828)
States and Political Subdivisions	8	8,340	(713)	148	224,850	(28,187)	156	233,190	(28,900)
Corporate Notes	—	—	—	16	52,788	(3,961)	16	52,788	(3,961)
Total Debt Securities	31	$34,392	$(800)	345	$562,693	$(54,194)	376	$597,085	$(54,994)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	4	$2,593	$(4)	27	$14,222	$(434)	31	$16,815	$(438)
Residential Mortgage-Backed Securities	1	2,866	(1)	28	61,655	(7,193)	29	64,521	(7,194)
Commercial Mortgage-Backed Securities	9	5,101	(22)	36	10,410	(399)	45	15,511	(421)
Other Commercial Mortgage-Backed Securities	—	—	—	7	17,363	(1,131)	7	17,363	(1,131)
Asset Backed Securities	1	1,048	(8)	27	77,739	(5,848)	28	78,787	(5,856)
Collateralized Mortgage Obligations	11	13,021	(24)	65	119,595	(7,081)	76	132,616	(7,105)
States and Political Subdivisions	6	6,643	(672)	150	227,581	(27,379)	156	234,224	(28,051)
Corporate Notes	—	—	—	17	55,247	(4,003)	17	55,247	(4,003)
Total Debt Securities	32	$31,272	$(731)	357	$583,812	$(53,468)	389	$615,084	$(54,199)
The Company did not record an allowance for credit losses (“ACL”), on its investment securities as of March 31, 2026 or December 31, 2025 as no credit related impairment was identified. The Company regularly evaluates debt securities for expected credit losses using qualitative and quantitative factors, as appropriate, based on the composition of the portfolio at each reporting date.
As of March 31, 2026, management does not intend to sell any security in an unrealized loss position and it is not more than likely that the Company will be required to sell such securities before recovery of the amortized cost basis. Unrealized losses on debt securities were primarily attributable to changes in interest rates, credit spread fluctuations, general financial market uncertainty, and market volatility, rather than deterioration in credit quality. These conditions are not expected to affect the Company’s ability to collect contractual principal and interest, and the fair value of the securities is expected to recover as the securities approach maturity or repricing dates.
While the Company may periodically sell securities to take advantage of market opportunities or as part of strategic initiatives, management concluded that the unrealized losses presented in the table above were not credit related and, accordingly, no ACL was recorded on investment securities. If any impairment were to become credit related, the Company would recognize an ACL through a recovery for credit losses in the period identified, with any non-credit related impairment recognized in accumulated other comprehensive loss, net of applicable taxes. During the three months ended March 31, 2026 and March 31, 2025, the Company had no credit related net investment impairment losses.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
During the three months ended March 31, 2026, the Company recognized an unrealized fair value loss of $45 thousand on these equity securities. During the three months ended March 31, 2025 the Company recognized an unrealized fair value gain of $137 thousand on these equity securities. Unrealized (losses) gains on equity securities are recorded in Other Noninterest Income in the Consolidated Statements of Income.
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
During the three months ended March 31, 2026, the Company completed the sale (the “Transaction”) of all loans, subsequently reduced to judgments, related to various entities in which James C. Justice II has an interest (such loans, subsequently reduced to judgments, the “Judgments”). The Transaction was completed as an absolute, “as-is, where-is” sale to an unaffiliated third party. The Transaction resulted in changes to total portfolio loans and the allowance for credit losses, due to a release of specific reserves of $18.0 million related to the Judgments, as well as a $15.0 million net recovery associated with the Judgments, in each case related to the Transaction.
The composition of the loan portfolio by dollar amount is shown in the table below at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Commercial
Commercial Real Estate	$2,127,928	$2,114,314
Commercial and Industrial	245,455	231,921
Total Commercial Loans	2,373,383	2,346,235
Consumer
Residential Mortgages	815,263	822,141
Other Consumer	26,264	28,416
Total Consumer Loans	841,527	850,557
Construction	513,551	465,613
Other	—	217,155
Total Portfolio Loans	3,728,461	3,879,560
Loans Held-for-Sale	341	339
Total Loans	$3,728,802	$3,879,899
The Company attempts to limit exposure to credit risk by diversifying the loan portfolio by segment, geography, collateral and industry, while actively monitoring and managing concentrations. When concentrations exist in certain loan segments, management seeks to mitigate this risk through ongoing review of relevant economic indicators, portfolio performance metrics, and internal risk rating trends specific to those segments.
The Company has established transaction level, relationship level, and loan segment concentration limits within its loan policy. Commercial real estate loans are subject to a limit of 300% of total risk-based capital, with additional monitoring applied if growth exceeds 50% over the prior 36-month period. Construction loan balances are limited to 100% of total risk-based capital. In addition, individual investment real estate property types and purchase loan programs are subject to specific dollar limits based on management’s risk tolerance relative to capital levels.
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
Unsecured loans present a higher level of risk due to the absence of a defined secondary source of repayment. Accordingly, commercial unsecured lending is generally limited to high quality borrowers with well-established businesses, strong cash flow, and low financial and operating leverage. Repayment capacity for unsecured borrowers is expected to exceed policy guidelines applicable to secured loans. In addition, the Company strengthened underwriting standards for consumer unsecured lending by increasing minimum qualifying Fair Isaac Corporation (“FICO”) score requirements and reducing approved loan amounts for borrowers with lower credit scores, which contributed to a significant reduction in loss rate.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Deferred loan costs, net of fees, included in loan portfolio balances totaled $16.4 million at March 31, 2026 and $14.5 million at December 31, 2025. Discounts on purchased 1-4 family loans included in portfolio balances totaled $68.1 thousand and $73.2 thousand at March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the Company had $341 thousand in loans held-for-sale and $339 thousand as of December 31, 2025.
Loan Restructurings
A loan that is considered a restructured loan may be subject to the individually evaluated loan (“IEL”) analysis if the commitment is $1.0 million or greater and/or based on management’s discretion; otherwise, the restructured loan remains in the appropriate segment in the ACL model. For a discussion with respect to reserve calculations regarding IELs refer to the “Nonrecurring Basis” section in Note 6 - Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 1. of this Quarterly Report on Form 10-Q.
The following table shows the amortized cost basis as of March 31, 2026 and March 31, 2025 for the loans restructured during the three months ended March 31, 2026 and March 31, 2025 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

	Restructured Loans
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	1	$4,516	0.24%
Commercial and Industrial	3	1,321	0.54%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	1	17,240	3.36%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	4	$18,561	0.50%	1	$4,516	0.12%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	5	155,189	62.51%
Total Nonaccrual Restructured Loans	—	$—	—%	5	$155,189	4.21%
Total Restructured Loans	4	$18,561	0.50%	6	$159,705	4.33%
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that were modified during the three months ended March 31, 2026 and March 31, 2025:

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	As of March 31, 2026				As of March 31, 2025
	Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Current	30-89 Days Past Due	90+ Days Past Due	Total
Accruing Restructured Loans
Commercial Real Estate	$—	$—	$—	$—	$4,516	$—	$—	$4,516
Commercial and Industrial	1,321	—	—	1,321	—	—	—	—
Residential Mortgages	—	—	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—	—	—
Construction	17,240	—	—	17,240	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total Accruing Restructured Loans	$18,561	$—	$—	$18,561	$4,516	$—	$—	$4,516
				—				—
Nonaccrual Restructured Loans				—				—
Commercial Real Estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial	—	—	—	—	—	—	—	—
Residential Mortgages	—	—	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Other	—	—	—	—	155,189	—	—	155,189
Total Nonaccrual Restructured Loans	$—	$—	$—	$—	$155,189	$—	$—	$155,189
Total Restructured Loans	$18,561	$—	$—	$18,561	$159,705	$—	$—	$159,705
The following tables present the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented.

	Three Months Ended March 31, 2026
(Dollars in Thousands)	Payment Delay	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial and Industrial	$336	$985	$1,321	0.54%
Construction	—	17,240	17,240	3.36%
Total	$336	$18,225	$18,561	0.50%

	Three Months Ended March 31, 2025
(Dollars in Thousands)	Payment Delay	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$4,516	$—	$4,516	0.24%
Other	—	155,189	155,189	62.51%
Total	$4,516	$155,189	$159,705	4.33%
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended March 31, 2026
	Weighted-Average Payment Delay	Short-term Extension
Commercial and Industrial	0.25 years	0.41 years
Construction	0	0.33 years

Three Months Ended March 31, 2025
	Weighted-Average Payment Delay	Weighted-Average Term Extension/Payment Delay
Commercial Real Estate	0.32 years	—
Other	—	0.92 years

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
As of March 31, 2026 and December 31, 2025, the Bank had approximately $2.1 million and $4.5 million of commitments to lend additional funds on accruing loans that had been restructured. As of March 31, 2026 and December 31, 2025, the Bank had no commitments to lend additional funds on nonperforming loans that had been restructured. In addition, as of March 31, 2026 and December 31, 2025, the Bank had no loan commitments that defaulted during the period and had been modified prior to payment default while the borrower was experiencing financial difficulty at the time of modification.
For purposes of this disclosure, a default is defined as the occurrence, within 12 months of the original loan modification, of either a full or partial charge-off or the loan becoming 90 days or more past due.
As of March 31, 2026 and December 31, 2025, the Company had zero and $2.0 million, respectively, of residential real estate loans in process of foreclosure. Residential real estate included in OREO totaled $2.9 million at March 31, 2026 and zero at December 31, 2025.
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
The Company’s loan portfolio is segmented by homogeneous loan types that are expected to respond similarly to changes in economic conditions. The portfolio segments used in developing the ACL are as follows: 1) CRE, 2) Commercial and Industrial (“C&I”), 3) Residential Mortgages, 4) Other Consumer, 5) Construction and 6) Other. Management evaluates credit risk and estimates expected credit losses for each portfolio segment based on the specific risk characteristics described below.
CRE loans are secured by income producing or owner-occupied commercial properties, including hotels, retail centers, office buildings, and multifamily properties. The primary sources of repayment are cash flows generated by the underlying properties and, where applicable, global cash flows of the borrower. Credit risk in this segment is influenced by property specific factors, borrower financial strength, tenant concentration, and local and regional economic conditions affecting property values and demand.
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
The “Other” loan segment previously consisted primarily of the loans subsequently reduced to the Judgments, which were Company’s largest lending relationship and had unique risk characteristics that differed from the Company’s current [standard] underwriting criteria. Expected credit losses for this segment were estimated using a discounted cash flows (or “DCF”) methodology, and the related ACL was subject to fluctuation based on changes in expected future cash flows. These inconsistencies included, but were not limited to i) transaction and/or relationship sizes that exceeded limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. During the three months ended March 31, 2026, the Company completed the Transaction in which the Company sold the Judgments to an unaffiliated third party. However, the segment remains presented in prior periods for comparative purposes. Prior to the Transaction, the Company previously established specific reserves of $18.0 million related to the Judgments, which were established based on the Company’s expected loss estimates and were subsequently released in connection with the Transaction.
Current Expected Credit Losses (“CECL”) Model
The Company’s CECL model is based on management’s best estimates using information available as of the reporting date. Certain components of the CECL model are inherently subjective, including, but not limited to, assumptions related to prepayment speeds and timing, loss given default, discount rates, and the timing of future cash flows.
Management utilizes widely published economic forecasts as inputs to the regression analysis used to estimate probabilities of default in the baseline CECL model. The projected peaks and troughs within these forecasts serve as guardrails when evaluating potential qualitative management adjustments. While management considers outcomes across a range of scenarios, it also recognizes that published forecasts may not fully reflect the Company’s specific market footprint, risk profile or unique portfolio characteristics.
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
From 2020 through 2026, loan review activities followed a structured, multi-step approach that included:

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
•Individual reviews of the top 20 large loan relationships (“LLRs”), defined as any individual commercial loan or aggregate commercial relationship totaling $2.0 million or more;
•Sampling of other large loan relationships meeting the same exposure threshold but not in the top 20 LLRs;
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of March 31:

	Risk Rating
(Dollars in Thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$74,945	$326,364	$205,043	$330,068	$407,789	$718,423	$43,605	$2,106,237
Special Mention	—	—	—	—	—	42	—	42
Substandard	—	—	7,552	—	14,055	42	—	21,649
Total Commercial Real Estate	$74,945	$326,364	$212,595	$330,068	$421,844	$718,507	$43,605	$2,127,928
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$18,280	$22,305	$1,361	$28,467	$19,025	$109,781	$46,137	$245,356
Special Mention	—	8	—	—	—	—	—	8
Substandard	—	—	—	—	13	19	59	91
Total Commercial and Industrial	$18,280	$22,313	$1,361	$28,467	$19,038	$109,800	$46,196	$245,455
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Residential Mortgages
Pass	$32,796	$84,833	$22,263	$47,831	$255,308	$304,014	$64,730	$811,775
Special Mention	—	—	—	—	—	88	—	88
Substandard	148	—	—	—	1,004	1,651	597	3,400
Total Residential Mortgages	$32,944	$84,833	$22,263	$47,831	$256,312	$305,753	$65,327	$815,263
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$5,539	$11,860	$5,005	$1,887	$934	$1,011	$—	$26,236
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	17	1	8	1	—	28
Total Other Consumer	$5,539	$11,861	$5,022	$1,888	$942	$1,012	$—	$26,264
YTD Gross Charge-offs	37	24	26	3	33	15	—	138

Construction
Pass	$29,640	$112,693	$189,902	$89,651	$46,951	$7,916	$18,423	$495,176
Special Mention	—	—	660	—	—	38	—	698
Substandard	—	—	—	17,642	—	35	—	17,677
Total Construction	$29,640	$112,693	$190,562	$107,293	$46,951	$7,989	$18,423	$513,551
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$—	$—	$—	$—
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$161,200	$558,055	$423,574	$497,904	$730,007	$1,141,145	$172,895	$3,684,780
Special Mention	—	8	660	—	—	168	—	836
Substandard	148	1	7,569	17,643	15,080	1,748	656	42,845
Total Portfolio Loans	$161,348	$558,064	$431,803	$515,547	$745,087	$1,143,061	$173,551	$3,728,461
Current YTD Period:
YTD Gross Charge-offs	$37	$24	$26	$3	$33	$15	$—	$138

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31:

	Risk Rating
(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$314,624	$189,311	$335,491	$424,445	$232,130	$536,023	$47,555	$2,079,579
Special Mention	10,829	—	—	—	—	45	—	10,874
Substandard	—	9,494	—	14,321	—	46	—	23,861
Total Commercial Real Estate	$325,453	$198,805	$335,491	$438,766	$232,130	$536,114	$47,555	$2,114,314
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$24,231	$786	$28,939	$19,406	$9,409	$106,348	$41,780	$230,899
Special Mention	9	—	—	—	—	—	—	9
Substandard	—	—	—	13	915	21	64	1,013
Total Commercial and Industrial	$24,240	$786	$28,939	$19,419	$10,324	$106,369	$41,844	$231,921
YTD Gross Charge-offs	—	—	—	7	—	—	—	7

Residential Mortgages
Pass	$101,104	$20,369	$56,383	$262,355	$148,230	$163,744	$64,130	$816,315
Special Mention	—	—	—	—	—	89	—	89
Substandard	—	—	—	1,014	826	3,289	608	5,737
Total Residential Mortgages	$101,104	$20,369	$56,383	$263,369	$149,056	$167,122	$64,738	$822,141
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$17,463	$6,096	$2,380	$1,142	$244	$1,066	$—	$28,391
Special Mention	—	—	—	—	—	—	—	—
Substandard	2	18	—	1	4	—	—	25
Total Other Consumer	$17,465	$6,114	$2,380	$1,143	$248	$1,066	$—	$28,416
YTD Gross Charge-offs	202	181	71	334	80	11	—	879

Construction
Pass	$90,343	$192,733	$103,325	$47,124	$2,015	$7,768	$15,763	$459,071
Special Mention	—	660	—	—	—	40	—	700
Substandard	—	—	403	5,402	—	37	—	5,842
Total Construction	$90,343	$193,393	$103,728	$52,526	$2,015	$7,845	$15,763	$465,613
YTD Gross Charge-offs	—	—	—	1	—	—	—	1

Other
Pass	$—	$—	$—	$—	$—	$3,135	$—	$3,135
Special Mention	—	—	—	—	—	—	—	—
Substandard	214,020	—	—	—	—	—	—	214,020
Total Other Loans	$214,020	$—	$—	$—	$—	$3,135	$—	$217,155
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$547,765	$409,295	$526,518	$754,472	$392,028	$818,084	$169,228	$3,617,390
Special Mention	10,838	660	—	—	—	174	—	11,672
Substandard	214,022	9,512	403	20,751	1,745	3,393	672	250,498
Total Portfolio Loans	$772,625	$419,467	$526,921	$775,223	$393,773	$821,651	$169,900	$3,879,560
Current YTD Period:
YTD Gross Charge-offs	$202	$181	$71	$342	$80	$11	$—	$887

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of March 31:

(Dollars in Thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$74,945	$326,364	$205,043	$330,068	$407,789	$718,465	$43,605	$2,106,279
Nonperforming	—	—	7,552	—	14,055	42	—	21,649
Total Commercial Real Estate	$74,945	$326,364	$212,595	$330,068	$421,844	$718,507	$43,605	$2,127,928
Commercial and Industrial
Performing	$18,280	$22,313	$1,361	$28,467	$19,025	$109,781	$46,137	$245,364
Nonperforming	—	—	—	—	13	19	59	91
Total Commercial and Industrial	$18,280	$22,313	$1,361	$28,467	$19,038	$109,800	$46,196	$245,455
Residential Mortgages
Performing	$32,944	$84,833	$22,263	$47,831	$256,312	$304,484	$64,830	$813,497
Nonperforming	—	—	—	—	—	1,269	497	1,766
Total Residential Mortgages	$32,944	$84,833	$22,263	$47,831	$256,312	$305,753	$65,327	$815,263
Other Consumer
Performing	$5,539	$11,860	$5,005	$1,887	$934	$1,011	$—	$26,236
Nonperforming	—	1	17	1	8	1	—	28
Total Other Consumer	$5,539	$11,861	$5,022	$1,888	$942	$1,012	$—	$26,264
Construction
Performing	$29,640	$112,693	$190,562	$106,891	$46,951	$7,954	$18,423	$513,114
Nonperforming	—	—	—	402	—	35	—	437
Total Construction	$29,640	$112,693	$190,562	$107,293	$46,951	$7,989	$18,423	$513,551
Other
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$—	$—	$—	$—
Total Portfolio Loans
Performing	$161,348	$558,063	$424,234	$515,144	$731,011	$1,141,695	$172,995	$3,704,490
Nonperforming	—	1	7,569	403	14,076	1,366	556	23,971
Total Portfolio Loans	$161,348	$558,064	$431,803	$515,547	$745,087	$1,143,061	$173,551	$3,728,461

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of December 31:

(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$325,453	$189,311	$335,491	$424,445	$232,130	$536,068	$47,555	$2,090,453
Nonperforming	—	9,494	—	14,321	—	46	—	23,861
Total Commercial Real Estate	$325,453	$198,805	$335,491	$438,766	$232,130	$536,114	$47,555	$2,114,314
Commercial and Industrial
Performing	$24,240	$786	$28,939	$19,406	$9,409	$106,348	$41,780	$230,908
Nonperforming	—	—	—	13	915	21	64	1,013
Total Commercial and Industrial	$24,240	$786	$28,939	$19,419	$10,324	$106,369	$41,844	$231,921
Residential Mortgages
Performing	$101,104	$20,369	$56,383	$263,369	$148,230	$163,833	$64,230	$817,518
Nonperforming	—	—	—	—	826	3,289	508	4,623
Total Residential Mortgages	$101,104	$20,369	$56,383	$263,369	$149,056	$167,122	$64,738	$822,141
Other Consumer
Performing	$17,463	$6,096	$2,380	$1,142	$244	$1,066	$—	$28,391
Nonperforming	2	18	—	1	4	—	—	25
Total Other Consumer	$17,465	$6,114	$2,380	$1,143	$248	$1,066	$—	$28,416
Construction
Performing	$90,343	$193,393	$103,325	$52,526	$2,015	$7,808	$15,763	$465,173
Nonperforming	—	—	403	—	—	37	—	440
Total Construction	$90,343	$193,393	$103,728	$52,526	$2,015	$7,845	$15,763	$465,613
Other
Performing	$—	$—	$—	$—	$—	$3,135	$—	$3,135
Nonperforming	214,020	—	—	—	—	—	—	214,020
Total Other Loans	$214,020	$—	$—	$—	$—	$3,135	$—	$217,155
Total Portfolio Loans
Performing	$558,603	$409,955	$526,518	$760,888	$392,028	$818,258	$169,328	$3,635,578
Nonperforming	214,022	9,512	403	14,335	1,745	3,393	572	243,982
Total Portfolio Loans	$772,625	$419,467	$526,921	$775,223	$393,773	$821,651	$169,900	$3,879,560
The Bank’s largest lending relationship, previously included in the “Other” segment, was sold in the Transaction effective on March 26, 2026, resulting in a significant reduction in both substandard and nonperforming loans at March 31, 2026, compared to an aggregate principal balance of $214.0 million classified as substandard and nonperforming at December 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans at the dates presented:

	March 31, 2026
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$2,106,146	$133	$—	$133	$21,649	$2,127,928
Commercial & Industrial	245,345	19	—	19	91	245,455
Residential Mortgages	810,824	2,562	111	2,673	1,766	815,263
Other Consumer	25,935	233	68	301	28	26,264
Construction	513,074	40	—	40	437	513,551
Other	—	—	—	—	—	—
Total	$3,701,324	$2,987	$179	$3,166	$23,971	$3,728,461

	December 31, 2025
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$2,090,450	$3	$—	$3	$23,861	$2,114,314
Commercial & Industrial	230,749	159	—	159	1,013	231,921
Residential Mortgages	815,619	1,899	—	1,899	4,623	822,141
Other Consumer	28,124	159	108	267	25	28,416
Construction	464,265	40	868	908	440	465,613
Other	3,135	—	—	—	214,020	217,155
Total	$3,632,342	$2,260	$976	$3,236	$243,982	$3,879,560
Loans past due 90 days or more and still accruing were zero at March 31, 2026 and December 31, 2025. Loans past due 90 days automatically transfer to nonaccrual status.
There were no nonaccrual or past due loans related to loans held-for-sale as of March 31, 2026 and December 31, 2025, respectively.
The following table presents loans on nonaccrual status by portfolio segment of loan for the dates presented. There were no loans for the dates presented that were past due more than 90 days and still accruing.

	March 31, 2026			December 31, 2025
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial Real Estate	$—	$21,649	$21,649	$—	$23,861	$23,861
Commercial and Industrial	—	91	91	—	1,013	1,013
Residential Mortgages	—	1,766	1,766	2,018	2,605	4,623
Other Consumer	—	28	28	—	25	25
Construction	—	437	437	—	440	440
Other	—	—	—	—	214,020	214,020
Total Portfolio Loans	$—	$23,971	$23,971	$2,018	$241,964	$243,982
During the quarter ended March 31, 2026, nonaccrual loans in the Other segment decreased by $214.0 million following the resolution of the Company’s largest nonperforming lending relationship, and the related $18.0 million specific ACL was fully reversed in connection with the Transaction.
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
During the three months ended March 31, 2026 and March 31, 2025, respectively, no material interest income was recognized on nonperforming loans (“NPLs”) subsequent to their classification as nonaccrual.
The following tables present the amortized cost basis of IELs as of the periods presented. Changes in the fair value of the types of collateral and DCF modeling for IELs are reported in the (recovery) provision for credit losses on loans in the period of change.

	March 31, 2026
Collateral Type	Single Family	Warehouse	Office Building	Multifamily	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$—	$7,552	$14,055	$—	$21,607
Construction	661	—	—	17,239	17,900
Total	$661	$7,552	$14,055	$17,239	$39,507

	December 31, 2025
Collateral Type	Equipment	Single Family	Warehouse	Office Building	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$—	$—	$9,494	$14,321	$—	$23,815
Commercial and Industrial	915	—	—	—	—	915
Residential Mortgage	—	2,018	—	—	—	2,018
Construction	—	661	—	—	—	661
Other	—	—	—	—	214,020	214,020
Total	$915	$2,679	$9,494	$14,321	$214,020	$241,429
The following tables present activity in the ACL for the periods presented:

	Three Months Ended March 31, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$22,526	$2,790	$12,449	$638	$15,020	$18,068	$71,491
(Recovery) Provision for Credit Losses on Loans	(355)	(252)	(690)	23	425	(33,068)	(33,917)
Charge-offs	—	—	—	(138)	—	—	(138)
Recoveries	—	—	2	65	—	15,000	15,067
Net Recoveries / (Charge-offs)	—	—	2	(73)	—	15,000	14,929
Balance, End of Period	$22,171	$2,538	$11,761	$588	$15,445	$—	$52,503

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Three Months Ended March 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$20,146	$2,791	$10,389	$682	$11,297	$30,295	$75,600
(Recovery) Provision for Credit Losses on Loans	(2)	(112)	446	72	752	(3,181)	(2,025)
Charge-offs	—	(7)	—	(171)	(1)	—	(179)
Recoveries	—	3	8	110	1	—	122
Net (Charge-offs) / Recoveries	—	(4)	8	(61)	—	—	(57)
Balance, End of Period	$20,144	$2,675	$10,843	$693	$12,049	$27,114	$73,518

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
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, Level 1 fair values are available for each of the Company’s equity securities.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At March 31, 2026 OREO assets were in compliance with the OREO policy as described above, except for $2.9 million related to two residential mortgage loans that are not currently marketed for sale as the Company is still in the process of determining a market value for listing the properties.
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	March 31, 2026
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$17,747	$—	$17,747	$—
Residential Mortgage-Backed Securities	60,347	—	60,347	—
Commercial Mortgage-Backed Securities	22,392	—	22,392	—
Other Commercial Mortgage-Backed Securities	23,703	—	23,703	—
Asset Backed Securities	94,036	—	94,036	—
Collateralized Mortgage Obligations	154,423	—	154,423	—
States and Political Subdivisions	233,190	—	233,190	—
Corporate Notes	56,289	—	52,972	3,317
Total Securities Available-for-Sale	662,127	—	658,810	3,317
Equity Securities	10,246	10,246	—	—
Derivatives	10,232	—	10,232	—
Total	$682,605	$10,246	$669,042	$3,317

Liabilities
Derivatives	$10,139	$—	$10,139	$—
Total	$10,139	$—	$10,139	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2025
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$19,375	$—	$19,375	$—
Residential Mortgage-Backed Securities	76,773	—	76,773	—
Commercial Mortgage-Backed Securities	25,122	—	25,122	—
Other Commercial Mortgage-Backed Securities	24,254	—	24,254	—
Asset Backed Securities	94,797	—	94,797	—
Collateralized Mortgage Obligations	161,820	—	161,820	—
States and Political Subdivisions	234,224	—	234,224	—
Corporate Notes	55,247	—	51,967	3,280
Total Securities Available-for-Sale	691,612	—	688,332	3,280
Equity Securities	10,291	10,291	—	—
Derivatives	10,182	—	10,182	—
Total	$712,085	$10,291	$698,514	$3,280

Liabilities
Derivatives	$10,089	$—	$10,089	$—
Total	$10,089	$—	$10,089	$—
The Company invests in subordinated debt securities issued by other financial institutions that are classified as Corporate Notes in the tables above. At both March 31, 2026 and December 31, 2025, the Company held one such security with an aggregate fair value of $3.3 million that was classified within Level 3 of the fair value hierarchy due to the absence of observable market inputs and limited trading activity.
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
Financial assets measured at fair value on a nonrecurring basis at the dates presented are summarized below:

	March 31, 2026
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$3,443	$3,443
Individually Evaluated Loans	$—	$—	$20,586	$20,586

	December 31, 2025
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$142	$142
Individually Evaluated Loans	$—	$—	$22,809	$22,809
The Company had two IELs totaling $20.6 million that were measured at fair value on a nonrecurring basis at March 31, 2026, compared to three totaling $22.8 million at December 31, 2025.
The Company’s largest credit relationship, previously classified as an IEL had a net carrying value of zero at March 31, 2026, compared to $196.0 million at December 31, 2025, as a result of the Transaction during the first quarter of 2026. Prior to the Transaction, in estimating fair value, management utilized DCF techniques incorporating various assumptions related to the timing and amount of expected recoveries under multiple collection scenarios. These valuation techniques resulted in a valuation allowance of zero at March 31, 2026, compared to $18.0 million at December 31, 2025, as the previously established specific reserves were released in connection with the Transaction during the first quarter of 2026.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
OREO, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying amount of $3.4 million as of March 31, 2026, compared to $0.1 million at December 31, 2025. The increase was primarily attributable to two nonperforming residential mortgage loans totaling $2.9 million that were transferred to OREO during the first quarter of 2026.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis at the dates presented:

	March 31, 2026
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range	Average
Assets
Individually Evaluated Loans	$20,586	Appraisals	Estimated Selling Costs	6.0%	6.0%
Total Individually Evaluated Loans	$20,586

OREO	$2,937	NA	NA	NA	NA
OREO	142	Internal Valuations	Estimated Selling Costs	5.0%	5.0%
OREO	364	Discounted Internal Valuations	Management's Subject Discount	24.0%	24.0%
Total OREO	$3,443

	December 31, 2025
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$22,809	Appraisals	Estimated Selling Costs	3.5%	—%	6.0%	5.9%
Total Individually Evaluated Loans	$22,809

OREO	142	Discounted Internal Valuations	Management’s Subject Discount			5.0%	5.0%
Total OREO	$142
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
The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025 are presented in the accompanying tables. Fair values are estimated in accordance with the exit price notion under ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In accordance with U.S. GAAP, the Company is required to disclose the estimated fair value of financial instruments carried at amortized cost when quoted market prices are not readily available.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at March 31, 2026
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$228,318	$36,961	$191,357	$—	$228,318
Securities Available-for-Sale	662,127	—	658,810	3,317	662,127
Equity Securities	10,246	10,246	—	—	10,246
Loans Held-for-Sale	341	—	—	341	341
Portfolio Loans, net	3,675,958	—	—	3,583,496	3,583,496
Other Restricted Stock, at Cost	8,476	—	—	NA	NA
Other Assets- Interest Rate Derivatives	10,232	—	10,232	—	10,232
Accrued Interest Receivable	18,150	29	3,508	14,613	18,150

Financial Liabilities:
Deposits	$4,235,250	$637,933	$1,712,689	$1,900,156	$4,250,778
Other Liabilities- Interest Rate Derivatives	10,139	—	10,139	—	10,139
Accrued Interest Payable	6,295	—	—	6,295	6,295

		Fair Value Measurements at December 31, 2025
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$105,163	$36,936	$68,227	$—	$105,163
Securities Available-for-Sale	691,612	—	688,332	3,280	691,612
Equity Securities	10,291	10,291	—	—	10,291
Loans Held-for-Sale	339	—	—	339	339
Portfolio Loans, net	3,808,069	—	—	3,711,795	3,711,795
Other Restricted Stock, at Cost	16,830	—	—	NA	NA
Other Assets- Interest Rate Derivatives	10,182	—	10,182	—	10,182
Accrued Interest Receivable	17,797	—	3,683	14,114	17,797

Financial Liabilities:
Deposits	$4,210,889	$620,473	$1,688,317	$1,917,786	$4,226,576
Other Liabilities- Interest Rate Derivatives	10,089	—	10,089	—	10,089
FHLB Borrowings	178,500	—	—	178,552	178,552
Accrued Interest Payable	6,971	—	—	6,971	6,971
NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In accordance with applicable accounting guidance for derivatives and hedging, all derivatives are recognized as either assets or liabilities in the Consolidated Balance Sheets and are measured at fair value.
Interest Rate Swap Arrangements with Customers
Interest rate swaps are contracts under which a series of fixed and variable interest rate payments are exchanged over a specified period. The notional amounts on which the interest payments are based are not exchanged. The Company enters into interest rate swap transactions with commercial customers to facilitate customer risk management objectives. In these transactions, the Company originates a floating rate loan to the customer at a notional amount and simultaneously enters into a corresponding offsetting interest rate swap with a third-party financial institution or counterparty.
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
Balance Sheet Hedging Activities
The Company also utilizes derivatives to hedge interest rate risk associated with on balance sheet assets. On July 11, 2024, the Company entered into two related pay-fixed/receive floating interest rate swaps (the “Pay-Fixed/Receive Floating Interest Rate Swap Agreements”) with a combined notional amount of $300.0 million. These swaps were designated as fair value hedges to mitigate changes in the fair value of the fixed rate loans, including amortizing single-family residential mortgage loans and CRE loans. The hedges were intended to synthetically convert the hedged fixed rate loans to floating rate loans indexed to the Secured Overnight Financing Rate (“ SOFR”).
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
Derivative instruments expose the Company to credit risk, representing the risk that a counterparty may fail to perform under the terms of a contract. All derivative transactions with financial institutions are executed only with counterparties approved by the Asset and Liability Committee (“ALCO”). Derivative transactions with customers are subject to approval by members of senior management with appropriate training and experience in interest rate risk management.
The following tables indicate the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	March 31, 2026			December 31, 2025
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	5	$2,150	$12	3	$1,328	$—
Interest Rate Swap Contracts – Commercial Loans	54	348,686	10,220	54	352,184	10,182
Total Derivatives not Designated as Hedging Instruments	59	$350,836	$10,232	57	$353,512	$10,182

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	March 31, 2026			December 31, 2025
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	5	$2,150	$12	3	$1,328	$—
Interest Rate Swap Contracts – Commercial Loans	54	348,686	10,127	54	352,184	10,089
Total Derivatives not Designated as Hedging Instruments	59	$350,836	$10,139	57	$353,512	$10,089
The following table indicates the net loss recognized within “other noninterest income or expense” for derivatives not designated as hedging instruments and the loss recognized within “interest income on taxable loans” for derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$—	$(140)
Total Derivative Loss Designated as Hedging Instruments	$—	$(140)

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$12	$6
Forward Sale Contracts – Mortgage Loans	(12)	(6)
Interest Rate Swap Contracts – Commercial Loans	—	(44)
Total Derivative Loss not Designated as Hedging Instruments	$—	$(44)

Net Derivative Loss	$—	$(184)
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
The following table indicates the gross amounts of derivative assets and derivative liabilities not designated as hedging instruments, the amounts offset and the carrying values included in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives		Liability Derivatives
	(Included in Other Assets)		(Included in Other Liabilities)
(Dollars in Thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$10,232	$10,182	$10,139	$10,089
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	$10,232	$10,182	$10,139	$10,089
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Noninterest-Bearing Demand	$637,933	$620,473
Interest-Bearing Demand	871,398	808,171
Money Market	514,362	553,964
Savings	326,929	326,182
Certificates of Deposit	1,884,628	1,902,099
Total	$4,235,250	$4,210,889

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposit that exceed the FDIC Insurance limit of $250,000 at March 31, 2026 and December 31, 2025 were $303.7 million and $310.7 million, respectively.
At both March 31, 2026 and December 31, 2025, total brokered deposits (excluding the ICS two-way) were $191.2 million, which are included within the “certificates of deposit” line item in the Consolidated Balance Sheets.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	March 31, 2026
2027	$1,471,947
2028	310,281
2029	57,216
2030	33,837
2031	10,988
Thereafter	359
Total	$1,884,628
Overdrafts reclassified to loans were $0.3 million at both March 31, 2026 and December 31, 2025.
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. At March 31, 2026, the Company had no outstanding Federal Home Loan Bank (“FHLB”) borrowings, compared to $178.5 million at December 31, 2025. The $178.5 million decrease from December 31, 2025, reflects the repayment of borrowings utilizing proceeds from the Transaction.
FHLB borrowings consist of fixed and variable rate advances with contractual maturities and are secured by a blanket lien on select residential mortgage loans, select multifamily loans, and select commercial real estate loans. At March 31, 2026, the Company had no variable rate FHLB borrowings compared to 52.0% of total borrowings at December 31, 2025.
The FHLB assesses prepayment fees on fixed rate advances that are repaid prior to maturity. These fees are generally calculated as the net present value of the difference between current market rates and the contractual fixed rate on the applicable borrowing. During the quarter ended March 31, 2026, FHLB early prepayment credits totaled $0.1 million.
Loans pledged as collateral to the FHLB totaled $1.3 billion at both March 31, 2026 and December 31, 2025. No available-for-sale securities were pledged as collateral at March 31, 2026 or December 31, 2025.
At March 31, 2026, funding sources accessible to the Company included borrowing availability from the FHLB equal to 30% of total assets, or approximately $1.4 billion, subject to the amount of eligible collateral pledged. Based on eligible collateral at March 31, 2026, the Company had the capacity to borrow up to an additional $816.6 million from the FHLB, compared to additional borrowing capacity of $609.4 million at December 31, 2025.
In addition to FHLB funding, at March 31, 2026 and December 31, 2025, the Company maintained unsecured borrowing facilities with three correspondent financial institutions totaling $30.0 million, as well as a fully secured borrowing facility with one correspondent financial institution totaling $25.0 million. The secured line of credit decreased by $20.0 million during the quarter ended March 31, 2026, from $45.0 million, as a result of the sale of investment securities previously pledged as collateral to the secured facility that were not replaced with new pledged assets, which reduced the borrowing capacity. No amounts were outstanding under these facilities as of March 31, 2026 or December 31, 2025. The Company also had access to the institutional CD and the brokered deposit markets.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table represents the balance of FHLB borrowings, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
FHLB Borrowings	$—	$178,500
Weighted Average Interest Rate	—%	3.89%
FHLB Availability	$816,643	$609,392
The following table represents the balance of federal funds purchased, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Federal Funds Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$55,000	$75,000
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit represent agreements to lend to customers that generally have fixed expiration dates or other termination clauses. At March 31, 2026 and December 31, 2025, commitments to extend credit totaled $730.6 million and $771.7 million, respectively. These commitments primarily consist of lines of credit provided to customers to finance the completion of construction projects, as well as revolving lines of credit to operating companies to support working capital needs. Construction related lines of credit represented $421.1 million, or 57.6%, of total commitments to extend credit at March 31, 2026, compared to $452.8 million, or 58.7%, at December 31, 2025.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. Outstanding standby letters of credit totaled $15.9 million at March 31, 2026 and $16.5 million at December 31, 2025.

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Commitments to Extend Credit	$730,583	$771,677
Standby and Performance Letter of Credit	15,873	16,507
Total	$746,456	$788,184
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
Life-of-Loss Reserve on Unfunded Loan Commitments
The Company maintains a life-of-loss reserve on unfunded commercial lending commitments and standby letters of credit to provide for the risk of loss inherent in these arrangements. The reserve is calculated using a methodology similar to that used to determine the ACL on loans, adjusted to reflect the probability of drawdown on the unfunded commitment. The reserve for unfunded loan commitments is included on the Consolidated Balance Sheets, with changes recognized through earnings in the recovery for unfunded loan commitments.
The reserve for unfunded loan commitments fluctuates primarily based on changes in construction related commitments between reporting periods. A recovery of $(0.2) million was recorded for the three months ended March 31, 2026, reflecting a decrease of $0.1 million compared to the same period in 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents activity in the life-of-loss reserve for unfunded loan commitments as of and for the dates presented:

	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$2,992	$3,186
Recovery for Unfunded Loan Commitments	(218)	(114)
Balance at end of period	$2,774	$3,072
Legal Proceedings
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of March 31, 2026, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
On April 12, 2026, the Company and the Bank, along with certain unaffiliated third parties, were named as defendants in a lawsuit filed in the Circuit Court of Greenbrier County, West Virginia by James C. Justice, II, Cathy L. Justice, James C. Justice, III and various related entities that he and/or they own and control (such entities, the “Justice Entities” and collectively, the “Plaintiffs”). The allegations contained in the lawsuit relate to a series of loans, which were later reduced to judgments (such loans subsequently reduced to judgments, the “Judgments”) made by the Bank to certain Justice Entities that are secured by collateral pledged by certain Justice Entities and are backed by personal guarantees from James C. Justice, II and Cathy L. Justice and, in certain cases, by personal guarantees from James C. Justice, III. The allegations contained in the lawsuit also relate to a transaction in which the Bank sold its interest in the Judgments and related collateral to one of the unaffiliated third-party defendants.
In the lawsuit the Plaintiffs allege that the Bank (i) breached an implied covenant of good faith and fair dealing, (ii) tortiously interfered with Plaintiffs’ business interests, (iii) harmed Plaintiffs through a series of allegedly misleading promises, representations and/or omissions on which Plaintiffs allegedly relied, (iv) tortiously interfered with the Plaintiffs’ business interests under agreements between Plaintiffs and the unaffiliated third-party defendants, and (v) together with the unaffiliated third-party defendants, participated in a scheme to restrain trade and competition in an alleged market in the which certain collateral securing the Judgments operates. With respect to the Bank, the Plaintiffs have requested the court to rescind the Bank’s sale of the Judgments to the unaffiliated third-party purchaser and seek declaratory relief that the Plaintiffs are entitled to pay-off the Judgments at no more than the sale price. The Plaintiffs further seek injunctions against the unaffiliated third-party defendants, direct damages of at least $500 million and additional consequential and punitive damages, and payment of costs, expenses and attorneys’ fees.
The Company and the Bank deny the allegations contained in the lawsuit and intend to vigorously defend the matter, the validity of the Bank’s sale of the Judgments to the unaffiliated third-party purchaser and the Bank’s conduct prior to selling the Judgments. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Company and the Bank have meritorious defenses to all allegations contained in the lawsuit.
At this early stage of the lawsuit, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter or to estimate the range of any possible loss.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME
The following tables present the change in components of other comprehensive (loss) income for the periods presented, net of tax effects:

	Three Months Ended March 31, 2026
(Dollars in Thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount

Net Unrealized Losses Arising during the Period	$(901)	$153	$(748)
Reclassification Adjustment for Gains included in Net Income	(80)	18	(62)
Other Comprehensive Loss	$(981)	$171	$(810)

	Three Months Ended March 31, 2025
(Dollars in Thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount

Net Unrealized Gains Arising during the Period	$10,383	$(2,235)	$8,148
Other Comprehensive Income	$10,383	$(2,235)	$8,148
NOTE 12 - PROVISION FOR INCOME TAXES
The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The Company ordinarily generates an annual effective tax rate that differs from the statutory rate of 21% due to benefits resulting from tax-exempt interest, tax-exempt income from bank-owned life insurance (“BOLI”), and tax benefits resulting from certain partnership investments.

	Three Months Ended March 31,
	2026		2025
(Dollars in Thousands)	Amount	Percent	Amount	Percent
U. S. Federal Statutory Rate	$23,106	21.0	$2,339	21.0
State and Local Income Taxes, Net of Federal Income Tax Effect[1]	1,486	1.4	261	2.3
Tax Credits
Rehabilitation Tax Credits, Net of Basis Reduction	—	—	(152)	(1.4)
Tax Credit Investment Amortization, Net of Federal Benefits	45	—	128	1.2
Change in Valuation Allowance	45	0.1	31	0.3
Nontaxable or Nondeductible Items
Tax-Exempt Interest, Net of Disallowance	(103)	(0.1)	(117)	(1.1)
Income From Bank Owned Life Insurance	(85)	(0.1)	(467)	(4.2)
Other	29	—	(22)	(0.1)
Other Adjustments
Taxes and Penalty on Surrender of Bank Owned Life Insurance	—	—	—	—
Interim Period Effective Rate Adjustment	(254)	(0.2)	181	1.6
Other	5	—	1	—
Income Tax Provision and Effective Income Tax Rate	$24,274	22.1	$2,183	19.6
1For the three months ended March 31, 2026 and 2025, North Carolina comprised the majority (greater than 50%) of the tax effect in this category.
For the three months ended March 31, 2026, the Company recorded an income tax provision of $24.3 million, reflecting an effective tax rate of 22.1%, compared to $2.2 million and an effective tax rate of 19.6% for the three months ended March 31, 2025. For the period ended March 31, 2026, the annual effective tax rate was greater than the statutory rate of 21%, primarily due to a $98.9 million increase in pre-tax income, attributable to the Transaction, and the expiration of tax credits generated from historic tax credit investments. Conversely, during the three months ended March 31, 2025, a tax-free BOLI death benefit of $1.9 million further reduced the annual effective tax rate reported in that period.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the historic tax credit (“HTC”) program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of March 31, 2026 and December 31, 2025, the Company recognized $0.3 million and $0.5 million, respectively, in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
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
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of March 31, 2026 and March 31, 2025, the Company had not recognized any non-income-tax-related activity from its HTC investments.
NOTE 13 – STOCK REPURCHASE PLAN
On February 2, 2026, the Company announced that its Board authorized a repurchase program to purchase up to $10.0 million of the Company’s common stock in the aggregate over a period of twelve months beginning February 11, 2026, the date of receipt of non-objection from the Federal Reserve Bank of Richmond. The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program, and the number of shares actually purchased under the program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The repurchase program may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.
The Company did not repurchase any shares under this repurchase plan during the three months ended March 31, 2026.
NOTE 14 - SEGMENT REPORTING
The Company is a financial holding company and the parent company to the Bank and conducts its business solely through the Bank. As a state-chartered commercial bank, and state member of the FRB, the Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to customers. The Company operates through a single operating and reporting segment, Community Banking that offers services which include accepting a full range of deposit products and originating commercial and consumer loans. All financial information is reported on a consolidated basis and is evaluated regularly by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance. The CODM uses the consolidated net income to benchmark the Company against its competitors. The benchmarking analysis in conjunction with monitoring of actual to budget results are used in assessment of performance and in establishing compensation. Loans, investments and deposits provide the revenues, net in the community bank’s operation. Interest expense, recovery for credit losses and salaries and employee benefits provide the significant expenses in the community bank’s operation. The results of operations for the Company’s single reporting segment are shown within the Consolidated Statements of Income and Consolidated Balance Sheets.
NOTE 15 - SUBSEQUENT EVENTS
On May 1, 2026, the Company announced that it has completed the sale of its membership interest in Bearing Insurance Group, LLC to an unaffiliated third party. Based on currently available information, the Company expects to recognize a pre-tax gain of approximately $35.8 million in the second quarter of 2026.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding Carter Bankshares, Inc.’s operations, financial condition, and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, The Company’s Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. Certain reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. The results of operations reported in the accompanying Consolidated Financial Statements are not necessarily indicative of results to be expected in future periods. The MD&A includes the following sections:
•Important Note Regarding Forward-Looking Statements
•Explanation of Use of Non-GAAP Financial Measures
•Critical Accounting Estimates
•Overview and Strategy
•Results of Operations and Financial Condition
◦Earnings Summary
◦Financial Condition
◦Liquidity and Capital Resources
◦Contractual Obligations
◦Off-Balance Sheet Arrangements
This section reviews the Company’s financial condition and results of operations and highlights material changes in its financial condition and results of operations as of and for the three-month periods ended March 31, 2026 and March 31, 2025. Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, certain tables may include additional periods to illustrate trends within the Company’s consolidated financial statements and related disclosures.
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
•rapid technological developments and changes, including emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action or increase cybersecurity threats;
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
•the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, war and other geopolitical conflicts or public health events (such as pandemics), and of any governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on macroeconomic conditions; the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
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
Please also refer to such other factors as discussed throughout Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and any of the Company’s subsequent filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. The Company cautions you not to unduly rely on forward-looking statements because the assumptions, beliefs, expectations and projections about future events are expressed in or implied by a forward-looking statement may, and often do, differ materially from actual results. Any forward-looking statement speaks only as to the date on which it is made, and the Company undertakes no obligation to update, revise or clarify any forward-looking statement to reflect developments occurring after the statement is made, except as required by law.

Explanation of Use of Non-GAAP Financial Measures
In addition to results presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), management uses, and this quarterly report contains or references, certain non-GAAP financial measures, including interest and dividend income, yield on interest earning assets, net interest income, and net interest margin on a fully taxable equivalent (“FTE”) basis. These non-GAAP measures should be read along with the accompanying tables that provide reconciliations of GAAP to non-GAAP financial measures.
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
Critical Accounting Estimates
The Company’s critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2026 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in its Annual Report on Form 10-K for the year ended December 31, 2025 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a financial holding company, as of October 27, 2025, headquartered in Martinsville, Virginia with assets of $4.8 billion at March 31, 2026. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 63 branches in Virginia and North Carolina. The Bank became a member of the Federal Reserve System on November 13, 2025. The Company provides a full range of commercial banking, consumer banking, mortgage and other services through the Bank. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
During 2025, the Company acquired two leased branch facilities, along with the associated deposits, located in Mooresville, North Carolina and Winston Salem, North Carolina, from First Reliance Bank (the “Branch Purchase”). In connection with the Branch Purchase, the Bank acquired $55.9 million in deposits, along with cash and premises and equipment associated with the branch locations, and welcomed ten associates to its team. No loans were acquired as part of the Branch Purchase. The Branch Purchase closed during the second quarter of 2025.
The Company earns revenue primarily from interest on loans and investment securities and from fees charged for financial services provided to customers. Expenses consist principally of funding costs, the provision or recovery for credit losses, compensation and benefits, occupancy and equipment, technology and data processing, regulatory assessments, and other operating expenses.
As part of its three-year strategic plan, the Company is working to elevate brand awareness by leveraging its core strengths: exceptional service and lasting customer relationships. We believe these core strengths set the Company apart in a competitive landscape. The multi-year initiative aims for sustainable growth through innovation, operational excellence, and a continual focus on customer experience. A key strategy is expanding consumer and business banking to meet customers’ evolving needs. Recent milestones include comprehensive rebranding, new product and service launches, modernization of locations, and

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
upgrades to digital platforms, which we believe have led to deeper customer engagement and increased community impact. The Company’s brand identity remains rooted in customers, associates, and communities, reflecting the Company’s dedication to delivering superior value and lasting success.
The Company’s goal is to shift from balance-sheet restructuring to a prudent growth strategy when appropriate. We anticipate this strategy will primarily focus on organic growth, but the Company will also consider opportunistic acquisitions that align with this strategy. We believe the Bank’s strong capital and liquidity positions support this approach. The Company will seek to grow loans and deposits and increase fee income. At the same time, it will closely monitor operating expenses.
The Company is executing this strategy to support its brand and grow its business in its current markets. It will also apply this approach when entering new markets.
On March 26, 2026, the Bank completed the sale (the “Transaction”) of all loans subsequently reduced to judgments related to various entities in which James C. Justice, II has an interest (such loans, subsequently reduced to judgments, the “Judgments”). The Transaction was completed as an absolute, “as-is, where-is” sale to an unaffiliated third party.
The Company received consideration of $289.5 million in cash in the Transaction. Immediately prior to the Transaction, the Judgments had an outstanding aggregate principal amount of $209.5 million, all of the Judgments were nonperforming and on nonaccrual status, and the Company had recorded a specific reserve with respect to the Judgments of $18.0 million as of December 31, 2025. Management’s continued focus on the resolution of this relationship has improved overall asset quality, reduced credit concentration risk and helped to optimize capital and liquidity.
Transaction Summary
•Received consideration of $289.5 million in cash in the Transaction during the first quarter of 2026;
•Recognized a net gain on the Transaction of $80.0 million, comprised of:
◦$65.0 million gain on the Transaction; and
◦$15.0 million net recovery;
•Released $18.0 million of specific reserves related to the Judgments;
•The Transaction was accretive to diluted earnings per share by $3.50 for the first quarter of 2026; and
•The Transaction increased book value per share by $3.49 for the first quarter of 2026.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025.
•Net interest income totaled $35.9 million, an increase of $5.8 million, or 19.2% compared to the same period in 2025;
•Net interest margin, increased 39 basis points to 3.07%, compared to 2.68% for the same period in 2025;
•The recovery for credit losses was $33.9 million, compared to a recovery for credit losses of $2.0 million for the same period in 2025;
•Total noninterest income increased $64.1 million to $71.0 million compared to the same period in 2025 primarily due to the $65.0 million gain on the Transaction;
•Total noninterest expense increased $3.0 million to $31.0 million compared to the same period in 2025; and
•Income tax provision increased $22.1 million to $24.3 million compared to $2.2 million for the same period in 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Balance Sheet Highlights (period-end balances, March 31, 2026 compared to December 31, 2025)
•The available-for-sale securities portfolio decreased $29.5 million and is currently 13.8% of total assets compared to 14.3% of total assets;

•Total portfolio loans decreased $151.1 million due to the Transaction, partially offset by net loan growth during the quarter of $58.4 million;
•The portfolio loans to deposit ratio was 88.0%, compared to 92.1%;
•Nonperforming loans (“NPLs”) decreased significantly by $220.0 million to $24.0 million compared to $244.0 million due to the Transaction and NPLs to total portfolio loans were 0.64% compared to 6.29%;
•The allowance for credit losses to total portfolio loans was 1.41%, compared to 1.84%, primarily reflecting the reversal of specific reserves of $18.0 million related to the Judgments;
•Total deposits increased $24.4 million, or 2.3%, on an annualized basis, to $4.2 billion, compared to December 31, 2025; and
•FHLB borrowings decreased $178.5 million, reflecting the repayment of borrowings utilizing proceeds from the Transaction.
The Company reported net income of $85.8 million, or $3.88 diluted earnings per share for the three months ended March 31, 2026, compared to net income of $9.0 million, or $0.39 diluted earnings per share for the three months ended March 31, 2025.

	Three Months Ended March 31,
PERFORMANCE RATIOS	2026	2025
Return on Average Assets	7.13%	0.78%
Return on Average Shareholders' Equity	80.05%	9.27%
Portfolio Loans to Deposit Ratio	88.03%	87.78%
Allowance for Credit Losses to Total Portfolio Loans	1.41%	1.99%
Nonperforming Loans to Total Portfolio Loans	0.64%	7.09%
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
Interest and dividend income, yield on interest-earning assets, net interest income and net interest margin are presented on an FTE basis, which are non-GAAP financial measures. The FTE presentation adjusts net interest income and net interest margin to reflect the tax-equivalent impact of income earned on certain tax-exempt loans and securities, using the applicable federal statutory income tax rate for each period presented, which was 21%, as well as the impact of the dividends-received deduction on equity securities. Management believes that the FTE basis presentation provides a more meaningful comparison between taxable and tax-exempt sources of interest income and is consistent with industry practice.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table reconciles interest and dividend income, yield on interest-earning assets, net interest income, and net interest margin as reported under GAAP to the corresponding amounts presented on an FTE basis for the periods presented:

(Dollars in Thousands)	Three Months Ended March 31,
	2026	2025
Interest and Dividend Income (GAAP)	$59,185	$56,007
Tax Equivalent Adjustment	154	178
Interest and Dividend Income (FTE) (Non-GAAP)	$59,339	$56,185
Average Earning Assets	$4,748,330	$4,554,103
Yield on Interest-earning Assets (GAAP)	5.05%	4.99%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.07%	5.00%

Net Interest Income (GAAP)	$35,934	$30,138
Tax Equivalent Adjustment	154	178
Net Interest Income (FTE) (Non-GAAP)	$36,088	$30,316
Average Earning Assets	$4,748,330	$4,554,103
Net Interest Margin (GAAP)	3.07%	2.68%
Net Interest Margin (FTE) (Non-GAAP)	3.08%	2.70%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table presents average balances, interest income and expense, and average yields and rates on interest-earning assets and interest-bearing liabilities for the periods presented:

(Dollars in Thousands)	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$75,984	$693	3.70%	$67,387	$748	4.50%
Tax-Free Investment Securities[2]	11,503	83	2.93%	11,662	84	2.92%
Taxable Investment Securities	733,785	5,582	3.09%	807,891	6,655	3.34%
Total Securities	745,288	5,665	3.08%	819,553	6,739	3.33%
Commercial Real Estate	2,132,911	31,687	6.03%	1,891,376	29,180	6.26%
Commercial & Industrial[2]	224,422	3,946	7.13%	212,851	3,220	6.14%
Residential Mortgage	829,413	8,728	4.27%	811,508	8,499	4.25%
Other Consumer	26,526	279	4.27%	28,329	419	6.00%
Construction	466,197	8,096	7.04%	432,761	7,268	6.81%
Other	231,620	—	—%	283,839	—	—%
Total Loans[1]	3,911,089	52,736	5.47%	3,660,664	48,586	5.38%
Other Restricted Stock, at Cost	15,969	245	6.22%	6,499	112	6.99%
Total Interest-Earning Assets	4,748,330	$59,339	5.07%	4,554,103	$56,185	5.00%
Noninterest Earning Assets	129,942			121,766
Total Assets	$4,878,272			$4,675,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$818,471	$2,709	1.34%	$744,895	$3,386	1.84%
Money Market	567,093	2,975	2.13%	525,463	3,319	2.56%
Savings	327,138	111	0.14%	355,123	113	0.13%
Certificates of Deposit	1,897,557	15,760	3.37%	1,918,195	18,205	3.85%
Total Interest-Bearing Deposits	3,610,259	21,555	2.42%	3,543,676	25,023	2.86%
FHLB Borrowings	160,033	1,556	3.94%	69,833	702	4.08%
Other Borrowings	10,870	140	5.22%	10,417	144	5.61%
Total Borrowings	170,903	1,696	4.02%	80,250	846	4.28%
Total Interest-Bearing Liabilities	3,781,162	23,251	2.49%	3,623,926	25,869	2.90%
Noninterest-Bearing Liabilities	662,638			660,437
Shareholders' Equity	434,472			391,506
Total Liabilities and Shareholders' Equity	$4,878,272			$4,675,869
Net Interest Income[2]		$36,088			$30,316
Net Interest Margin[2]			3.08%			2.70%
Net Interest Spread			2.58%			2.10%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21 percent.
Net interest income for the three months ended March 31, 2026 increased $5.8 million, or 19.2%, to $35.9 million compared to the same period in 2025. On an FTE basis (non-GAAP), net interest income increased $5.8 million to $36.1 million compared to the same period in 2025.
The increase in net interest income was primarily driven by growth in average interest-earning assets, particularly loans, and a reduction in the cost of interest-bearing liabilities.
Average interest-earning assets increased $194.2 million, or 4.3%, to $4.7 billion for the three months ended March 31, 2026, compared to $4.6 billion for the same period in 2025. This increase was primarily attributable to growth in the loan portfolio, including commercial real estate (“CRE”), construction loans, residential mortgage loans and commercial & industrial loans,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
partially offset by a decline in other loans due to the Transaction, and the decrease in the average balances of investment securities.
The yield on average interest-earning assets (GAAP) increased six basis points to 5.05% for the three months ended March 31, 2026, compared to 4.99% for the same period in 2025. The yield on total interest-earning assets (FTE)(non-GAAP) increased seven basis points to 5.07% for the three months ended March 31, 2026 compared to 5.00% during the same period in 2025. The increase reflects higher loan yields driven by new originations at higher rates and the repricing of variable-rate loans. These improvements were partially offset by declines in both average balance and yields on investment securities.
Total interest expense decreased $2.6 million, or 10.1%, to $23.3 million for the three months ended March 31, 2026, compared to $25.9 million for the same period in 2025. The average cost of total interest-bearing liabilities declined 41 basis points to 2.49%, primarily due to continued reductions in funding costs, as well as stabilization in deposit pricing, partially reflecting the broader interest rate environment.
As a result of these factors, net interest margin increased to 3.07% for the three months ended March 31, 2026, compared to 2.68% for the same period in 2025. On an FTE basis (non-GAAP), net interest margin increased 38 basis points to 3.08%.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
(Dollars in Thousands)	Volume[3]	Rate[3]	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$88	$(143)	$(55)
Tax-free Investment Securities[2]	(1)	—	(1)
Taxable Investment Securities	(585)	(488)	(1,073)
Total Securities	(586)	(488)	(1,074)
Commercial Real Estate	3,619	(1,112)	2,507
Commercial & Industrial[2]	182	544	726
Residential Mortgages	189	40	229
Other Consumer	(26)	(114)	(140)
Construction	575	253	828
Other	—	—	—
Total Loans[1]	4,539	(389)	4,150
Other Restricted Stock, at Cost	146	(13)	133
Total Interest-Earning Assets	$4,187	$(1,033)	$3,154

Interest Paid on:
Interest-Bearing Demand	$310	$(987)	$(677)
Money Market	249	(593)	(344)
Savings	(9)	7	(2)
Certificates of Deposit	(194)	(2,251)	(2,445)
Total Interest-Bearing Deposits	356	(3,824)	(3,468)
Federal Home Loan Bank Borrowings	878	(24)	854
Federal Funds Purchased	—	—	—
Other Borrowings	6	(10)	(4)
Total Borrowings	884	(34)	850
Total Interest-Bearing Liabilities	$1,240	$(3,858)	$(2,618)
Change in Net Interest Margin (FTE)[1,2]	$2,947	$2,825	$5,772
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Recovery for Credit Losses
The Company records a provision or recovery for credit losses to adjust the allowance for credit losses (“ACL”) to the level deemed appropriate to absorb expected credit losses in the loan portfolio. Similarly, the Company records a provision or recovery for unfunded loan commitments to adjust the related reserve to the level considered appropriate to cover expected credit losses associated with those commitments. The provision or recovery for credit losses reflects management’s estimate of the ACL required to absorb expected life-of-loan losses in the loan portfolio, after consideration of net charge-offs and recoveries during the period.
The following table presents information regarding the recovery for credit losses and net (recoveries) / charge-offs for the periods presented:

(Dollars in Thousands)	Three Months Ended March 31,
	2026	2025	$ Change
Recovery for Credit Losses	$(33,917)	$(2,025)	$(31,892)
Recovery for Unfunded Loan Commitments	(218)	(114)	(104)
Total Recovery for Credit Losses on Loans	(34,135)	(2,139)	(31,996)
Provision for Securities	—	—	—
Total Recovery for Credit Losses	$(34,135)	$(2,139)	$(31,996)

Net Loan (Recoveries) / Charge-offs	$(14,929)	$57	$(14,986)
Net Loan (Recoveries) / Charge-offs (annualized) / Average Portfolio Loans	(1.55)%	0.01%
During the three months ended March 31, 2026, the Company recorded a recovery for credit losses of $33.9 million, compared to a recovery of $2.0 million for the same period in 2025.
The recovery for credit losses in the first quarter of 2026 primarily reflects the release of previously established specific reserves of $18.0 million, as well as a $15.0 million net recovery associated with the Judgments, in each case related to the Transaction.
In addition to the impact of the Transaction, specific reserves declined $0.9 million during the quarter related to other individually evaluated loans. This decline was primarily attributable to the sale of one property securing a CRE loan relationship, improved performance and payments on another CRE loan, which reduced the required reserve, and a commercial and industrial (“C&I”) loan relationship returning to accrual status due to sustained payment performance, resulting in the removal of its specific reserves.
The Company also recorded a recovery for unfunded loan commitments of $0.2 million compared to $0.1 million for the same period in 2025. The increase from the prior year was primarily due to a reduction in unfunded loan commitments, which is reflective of the increase in construction loans in the loan composition.
As a result of these factors, the Company recorded a net benefit to the recovery for credit losses, contributing to a decline in the allowance for credit losses to total portfolio loans declined to 1.41% during the quarter. The net benefit to the recovery for credit losses was a significant driver of earnings for the first quarter of 2026.
Net recoveries totaled $14.9 million for the three months ended March 31, 2026, compared to net charge-offs of $0.1 million for the same period in 2025. Net recoveries (annualized) to average portfolio loans, were 1.55% for the three months ended March 31, 2026 compared to net charge-offs of 0.01% for the same period in 2025.
See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Income

(Dollars in Thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Gain on the Transaction	$65,000	$—	$65,000	NM
Gains on Sales of Securities, net	80	—	80	NM
Service Charges, Commissions and Fees	2,128	1,874	254	13.6%
Debit Card Interchange Fees	2,148	2,104	44	2.1%
Insurance Commissions	954	344	610	177.3%
Bank Owned Life Insurance Income	436	341	95	27.9%
Other	228	2,238	(2,010)	(89.8)%
Total Noninterest Income	$70,974	$6,901	$64,073	928.5%
NM- Not Meaningful

Noninterest income for the three months ended March 31, 2026 totaled $71.0 million, an increase of $64.1 million compared to the same period in 2025. The increase was primarily driven by the $65.0 million gain on the Transaction, which is considered non-core in nature and not indicative of the Company’s ongoing operating performance. Compared to the quarter ended March 31, 2025, insurance commissions increased $0.6 million, while other noninterest income decreased by $2.0 million, primarily reflecting favorable period-end adjustments within insurance commissions and the impact of a $1.9 million gain on a BOLI death benefit recognized in the first quarter of 2025, respectively.
Noninterest Expense

(Dollars in Thousands)	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Salaries and Employee Benefits	$14,915	$13,657	$1,258	9.2%
Occupancy Expense, net	4,861	4,472	389	8.7%
FDIC Insurance Expense	1,510	1,430	80	5.6%
Other Taxes	925	947	(22)	(2.3)%
Advertising Expense	926	911	15	1.6%
Telephone Expense	292	304	(12)	(3.9)%
Professional and Legal Fees	1,546	1,230	316	25.7%
Data Processing	1,853	1,444	409	28.3%
Debit Card Expense	1,001	992	9	0.9%
Other	3,183	2,655	528	19.9%
Total Noninterest Expense	$31,012	$28,042	$2,970	10.6%
Noninterest expense for the three months ended March 31, 2026 totaled $31.0 million, an increase of $3.0 million compared to the same period in 2025. The increase was primarily driven by higher salaries and employee benefits of $1.3 million, as well as increases in other noninterest expense of $0.5 million, data processing expense of $0.4 million, occupancy expense of $0.4 million, and professional and legal fees of $0.3 million.
The increase in salaries and employee benefits was primarily attributable to higher incentive compensation, increased medical costs and annual merit increases, partially offset by higher deferred costs on loan originations. Other noninterest expense increased primarily due to a $0.6 million write-down on one closed office that was transferred to OREO during the first quarter of 2026. Data processing expense increased due to inflationary cost pressures and higher costs associated with new and existing service agreements implemented in early 2026. The increase in occupancy expense was primarily attributable to maintenance contracts entered into during the first quarter of 2026 and related infrastructure investments. Professional and legal fees increased primarily due to costs associated with the Transaction and higher expenses related to the management of special assets.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The income tax provision for the three months ended March 31, 2026 was $24.3 million, an increase of $22.1 million compared to $2.2 million for the same period in 2025. The increase was primarily driven by higher pre-tax income, which increased $98.9 million period over period primarily due to the Transaction.
The effective tax rate was 22.1% for the three months ended March 31, 2026 compared to 19.6% for the same period in 2025. The current period effective tax rate exceeded the statutory federal rate of 21% primarily due to the impact of higher pre-tax income attributable to the Transaction and the expiration of tax credits associated with historic tax credit investments. In contrast, the prior year period included a $1.9 million tax-free BOLI death benefit, which reduced the annual effective tax rate in that period.
Refer to Note 12, Provision for Income Taxes, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Financial Condition
March 31, 2026
Total assets decreased $52.7 million, to $4.8 billion at March 31, 2026, compared to December 31, 2025. The decrease was primarily driven by a $151.1 million decline in portfolio loans, largely reflecting the Transaction, partially offset by net loan growth during the first quarter of $58.4 million. This decrease was partially offset by an increase in cash and due from banks of $123.2 million, as balances held at the Federal Reserve Bank increased due to the excess proceeds from the Transaction in the first quarter of 2026.
The allowance for credit losses decreased $19.0 million during the quarter, primarily reflecting the release of the $18.0 million of specific reserves related to the Judgments. Available-for-sale investment securities decreased $29.5 million, primarily due to normal paydowns, calls and sales, as well as changes in unrealized losses, partially offset by purchases. These securities represented 13.8% of total assets at March 31, 2026, compared to 14.3% at December 31, 2025. Federal Home Loan Bank (“FHLB”) stock, included in Other Restricted Stock, at cost on the Consolidated Balance Sheets, declined $8.4 million in line with lower borrowing levels.
On the funding side, FHLB borrowings decreased $178.5 million during the first quarter, reflecting the repayment of borrowings utilizing proceeds from the Transaction. Total deposits increased $24.4 million to $4.2 billion at March 31, 2026 compared to December 31, 2025, reflecting an increase of $63.2 million in interest-bearing demand deposits and $17.5 million in noninterest-bearing demand deposits, partially offset by decreases of $39.6 million in money market accounts and $17.5 million in certificates of deposit (“CDs”). Other liabilities increased $16.5 million, primarily due to an increase in taxes payable associated with the Transaction.
At March 31, 2026, approximately 82.8% of total deposits were insured under FDIC insurance coverage limits, while approximately 17.2% of total deposits were uninsured. At December 31, 2025, approximately 81.3% of total deposits were insured under FDIC insurance coverage limits, while approximately 18.7% of total deposits were uninsured.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Securities
The following table presents the composition of available-for-sale securities at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025	$ Change
U.S. Government Agency Securities	$17,747	$19,375	$(1,628)
Residential Mortgage-Backed Securities	60,347	76,773	(16,426)
Commercial Mortgage-Backed Securities	22,392	25,122	(2,730)
Other Commercial Mortgage-Backed Securities	23,703	24,254	(551)
Asset Backed Securities	94,036	94,797	(761)
Collateralized Mortgage Obligations	154,423	161,820	(7,397)
States and Political Subdivisions	233,190	234,224	(1,034)
Corporate Notes	56,289	55,247	1,042
Total	$662,127	$691,612	$(29,485)
The Company invests in various securities to maintain liquidity to satisfy various pledging requirements, enhance net interest income, and support balance sheet diversification and interest rate risk management through oversight by ALCO. Securities are subject to market risk, which could adversely affect the level of liquidity available. All security purchases are governed by the Company’s investment policy, which is approved annually by the Board of Directors and administered by ALCO and the treasury function.
The securities portfolio totaled $662.1 million at March 31, 2026, a net decrease of $29.5 million from December 31, 2025. During the quarter ended March 31, 2026, the Company purchased $3.5 million of securities and recognized a $1.0 million improvement in unrealized losses driven primarily by fluctuations in intermediate term U.S. Treasury yields. This net increase was more than offset by $32.0 million of principal reductions resulting from normal paydowns, sales, calls and amortization, resulting in the net decline in the securities portfolio during the three months ended March 31, 2026. Securities represented 13.8% of total assets at March 31, 2026 compared to 14.3% at December 31, 2025.
As of March 31, 2026, approximately 34.2% of the securities portfolio consisted of variable rate securities, with approximately 100.0% of the portfolio repricing at least once within the next 12 months. Total gross unrealized gains in the available-for-sale portfolio were $0.2 million at March 31, 2026, offset by $55.0 million of gross unrealized losses, compared to gross unrealized gains of $0.4 million and gross unrealized losses of $54.2 million at December 31, 2025.
Management believes that unrealized losses on debt securities at March 31, 2026 are temporary and primarily attributable to changes in market interest rates since the time of purchase rather than deterioration in credit quality. Approximately 43.5% of the securities portfolio is comprised of obligations issued by U.S. government sponsored entities that carry implicit government guarantees. States and political subdivision securities comprise 35.2% and are largely general obligations and essential purpose revenue bonds, which have historically performed well across economic cycles and are predominantly rated AA and AAA. The Company has the ability and intent to hold these securities to maturity and expects to recover the full amortized cost of these investments. The Company may occasionally sell securities to take advantage of market opportunities or as part of a strategic initiative.
Unrealized losses were concentrated primarily in securities with intermediate and long-term maturities, whose market values are most sensitive to movements in the U.S. Treasury yield curve, particularly the five year and ten year maturities. During the three months ended March 31, 2026, intermediate term Treasury yields increased, contributing to an increase in unrealized losses. At March 31, 2026, the five and ten-year U.S. Treasury yields were 3.92% and 4.30%, respectively, compared to 3.73% and 4.18%, respectively, at December 31, 2025. The increase of approximately 19 basis points in the five year yield and 12 basis points in the ten year yield largely explains the slight increase in unrealized losses during the three months ended March 31, 2026, with longer duration securities, such as municipal bonds, experiencing the most pronounced valuation changes.
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
If any impairment of securities were determined to be credit related, the Company would recognize an ACL through recovery or provision for credit losses in the period an impairment is identified, while any non-credit related impairment would be recorded in accumulated other comprehensive loss, net of applicable taxes. At March 31, 2026 and December 31, 2025, the Company had no credit related impairments in its securities portfolio.
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
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Commercial
Commercial Real Estate	$2,127,928	$2,114,314
Commercial and Industrial	245,455	231,921
Total Commercial Loans	2,373,383	2,346,235
Consumer
Residential Mortgages	815,263	822,141
Other Consumer	26,264	28,416
Total Consumer Loans	841,527	850,557
Construction	513,551	465,613
Other	—	217,155
Total Portfolio Loans	3,728,461	3,879,560
Loans Held-for-Sale	341	339
Total Loans	$3,728,802	$3,879,899
The loan portfolio is the Company’s primary source of interest income and is subject to inherent credit risk, including the risk that borrowers may be unable to meet their contractual obligations. Adverse developments in a borrower’s industry or in overall economic conditions may negatively affect repayment capacity. For a discussion of risk factors relevant to the Company’s business and operations, refer to Part I, Item 1A. “Risk Factors,” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Total portfolio loans decreased $151.1 million to $3.7 billion at March 31, 2026, compared to December 31, 2025 largely reflecting the Transaction, partially offset by net loan growth during the three months ended March 31, 2026 of $58.4 million.
The Company actively monitors the loan portfolio in light of changing market conditions, borrower performance, and the interest rate environment. At March 31, 2026, the loan portfolio consisted of 20.7% floating rates loans that reprice monthly, 38.2% variable rate loans that reprice at least once during the life of the loan, and 41.1% fixed rate loans.
CRE loans represented 57.1% of total portfolio loans at March 31, 2026, compared to 54.5% at December 31, 2025. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant exposure. Collateral securing CRE loans is geographically concentrated primarily in North Carolina, Virginia and South Carolina and includes properties within the retail/restaurant, warehouse, hospitality, multifamily, office, and long-term care sectors.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables present the Company's CRE loan portfolio by collateral type, including outstanding balances, loans classified as special mention or substandard, and the related percentages by collateral category as of the dates presented:

	March 31, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$496,723	$113	$—	$51,066	$—	$547,902	$4	20.4%
Warehouse	490,646	—	—	44,173	—	534,819	7,622	19.9%
Hospitality	255,175	—	—	57,261	—	312,436	—	11.6%
Multifamily	360,238	—	—	79,495	—	439,733	17,240	16.4%
Office	201,234	—	—	1,514	—	202,748	14,055	7.6%
Land	678	—	—	114,456	—	115,134	37	4.3%
Single Family	27,008	—	63,079	27,176	—	117,263	237	4.4%
Country Club	3,332	—	—	—	—	3,332	—	0.1%
Long-term Care	72,238	—	—	48,703	—	120,941	—	4.5%
Other	217,804	65	—	70,526	—	288,395	—	10.8%
Total	$2,125,076	$178	$63,079	$494,370	$—	$2,682,703	$39,195	100.0%

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$501,030	$114	$—	$49,172	$3,135	$553,451	$6	20.0%
Warehouse	460,244	—	—	40,472	—	500,716	9,568	18.1%
Hospitality	280,803	—	—	41,192	51,552	373,547	51,552	13.5%
Multifamily	348,794	—	—	86,679	—	435,473	5,402	15.7%
Office	217,092	—	—	—	508	217,600	25,658	7.9%
Land	809	—	—	101,073	36,619	138,501	36,660	5.0%
Single Family	33,420	—	62,072	15,144	13,367	124,003	13,460	4.5%
Country Club	3,346	—	—	—	45,002	48,348	45,002	1.7%
Long-term Care	59,409	—	—	37,232	—	96,641	—	3.5%
Other	208,907	73	—	70,835	—	279,815	—	10.1%
Total	$2,113,854	$187	$62,072	$441,799	$150,183	$2,768,095	$187,308	100.0%
The decrease in the CRE loan portfolio at March 31, 2026 is primarily related to the Other segment reducing to zero due to the Transaction, partially offset by an increase in CRE construction loans.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Aggregate commitments to the Company’s top 10 credit relationships totaled $478.7 million, representing 12.8% of gross loans at March 31, 2026, compared to $477.6 million, or 12.3% of gross loans, at December 31, 2025. The following table reflects the impacts of the Transaction, which resulted in elimination of the Company’s largest nonperforming loan relationship and a meaningful decline in borrower concentration. Prior to the Transaction, the top 10 relationships to total gross loans at December 31, 2025 was 17.00%.
The following table summarizes our top 10 relationships and a description of industries represented at the dates presented:

	For the Periods Ending
Dollars in Thousands	March 31, 2026	December 31, 2025	Change	March 31, 2026 % of Gross Loans	March 31, 2026 % of RBC
1. Multifamily	$58,541	$58,610	$(69)	1.57%	9.82%
2. Retail & Office	54,487	54,838	(351)	1.46%	9.14%
3. Retail & Warehouse	47,965	38,656	9,309	1.29%	8.04%
4. Warehouse	47,534	47,969	(435)	1.27%	7.97%
5. Warehouse	46,721	46,687	34	1.25%	7.84%
6. Long-Term Care	46,199	46,199	—	1.24%	7.75%
7. Health Care	44,779	44,779	—	1.20%	7.51%
8. Land & Self-Storage	44,744	47,392	(2,648)	1.20%	7.50%
9. Multifamily	44,669	44,842	(173)	1.20%	7.49%
10. Retail	43,068	47,619	(4,551)	1.16%	7.22%
Top Ten (10) Relationships	$478,707	$477,591	$1,116	12.84%	80.28%
Total Gross Loans	$3,728,802	$3,879,899	$(151,097)
% of Total Gross Loans	12.84%	12.31%	0.53%
Concentration (25% of Risk Based Capital ("RBC"))	$149,083	$128,431
Unfunded loan commitments on lines of credit were $636.9 million at March 31, 2026 as compared to $643.9 million at December 31, 2025. The majority of unused commitments relate to construction lines of credit, which are expected to be funded as projects progress toward completion.
Total line of credit utilization was 54.2% at March 31, 2026, compared to 53.2% at December 31, 2025. Utilization of commercial operating lines of credit was 54.2% at March 31, 2026, compared to 52.8% at December 31, 2025.
Refer to Note 4, Loans and Loans Held-for-Sale, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s loans.
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
Nonperforming assets consist of NPLs and other real estate owned (“OREO”). The following table summarizes nonperforming assets at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025	Change
Nonaccrual Loans
Commercial Real Estate	$21,649	$23,861	$(2,212)
Commercial and Industrial	91	1,013	(922)
Residential Mortgages	1,766	4,623	(2,857)
Other Consumer	28	25	3
Construction	437	440	(3)
Other	—	214,020	(214,020)
Total Nonperforming Loans	23,971	243,982	(220,011)
Other Real Estate Owned	3,443	142	3,301
Total Nonperforming Assets	$27,414	$244,124	$(216,710)
At March 31, 2026, total nonperforming assets decreased $216.7 million to $27.4 million compared to December 31, 2025, primarily reflecting the Transaction, as the Judgments were previously included in the “Other” segment. Nonperforming loans declined $220.0 million to $24.0 million, driven largely by the Transaction. Residential mortgage nonperforming loans decreased $2.9 million, due to two loans that transferred to OREO during the first quarter of 2026. Commercial real estate nonperforming loans decreased $2.2 million related to the sale of a property in receivership, while commercial and industrial nonperforming loans declined $0.9 million due to a relationship returning to accruing status. These decreases were partially offset by an increase in OREO to $3.4 million at March 31, 2026, compared to $0.1 million at December 31, 2025 due to the above-mentioned transfer of two residential mortgage loans in the first quarter of 2026.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following is an analysis of nonperforming loans by loan portfolio segment at the dates presented, and each segment’s relative contribution to total nonperforming loans:

	March 31, 2026		December 31, 2025
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$21,649	90.3%	$23,861	9.8%
Commercial and Industrial	91	0.4%	1,013	0.4%
Residential Mortgages	1,766	7.4%	4,623	1.9%
Other Consumer	28	0.1%	25	—%
Construction	437	1.8%	440	0.2%
Other	—	—%	214,020	87.7%
Balance End of Period	$23,971	100.0%	$243,982	100.0%
Closed-end installment loans, amortizing loans secured by real estate, and other loans with monthly payment schedules are considered past due when payments are two or more months in arrears. Multi-payment obligations with payment schedules other than monthly are reported as past due when a scheduled payment remains unpaid for 30 days or more. Management monitors delinquency trends on a monthly basis, including early-stage delinquencies and loans exhibiting heightened risk characteristics, to identify emerging credit deterioration.
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment at the dates presented:

	March 31, 2026		December 31, 2025
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$22,171	57.1%	$22,526	54.5%
Commercial & Industrial	2,538	6.6%	2,790	6.0%
Residential Mortgages	11,761	21.8%	12,449	21.2%
Other Consumer	588	0.7%	638	0.7%
Construction	15,445	13.8%	15,020	12.0%
Other	—	—%	18,068	5.6%
Balance End of Period	$52,503	100.0%	$71,491	100.0%
The ACL was $52.5 million, or 1.41%, of total portfolio loans at March 31, 2026 compared to $71.5 million, or 1.84%, of total portfolio loans at December 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes the credit quality ratios and their components at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$52,503	$71,491
Total Portfolio Loans	3,728,461	3,879,560
Allowance for Credit Losses to Total Portfolio Loans	1.41%	1.84%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$23,971	$243,982
Total Portfolio Loans	3,728,461	3,879,560
Nonperforming Loans to Total Portfolio Loans	0.64%	6.29%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$52,503	$71,491
Nonperforming Loans	23,971	243,982
Allowance for Credit Losses to Nonperforming Loans	219.03%	29.30%

Net (Recoveries) / Charge-offs to Average Portfolio Loans
Net (Recoveries) / Charge-offs (annualized)	$(60,545)	$472
Average Total Portfolio Loans	3,908,452	3,759,496
Net (Recoveries) / Charge-offs to Average Portfolio Loans	(1.55)%	0.01%
The (recovery) provision for credit losses, which includes a (recovery) provision for losses on loans and a (recovery) provision on unfunded loan commitments, is a (recovery) or charge to earnings to maintain the ACL at a level consistent with management's assessment of expected losses in the loan portfolio at the balance sheet date. During the three months ended March 31, 2026, the Company recognized a recovery for credit losses of $33.9 million and a recovery for unfunded loan commitments of $0.2 million, primarily reflecting the release of previously established specific reserves of $18.0 million, as well as a $15.0 million recovery associated with the Judgments, in each case related to the Transaction. As a result, the Company recorded a net benefit to the recovery for credit losses, contributing to a decline in the allowance for credit losses to total portfolio loans.
The decline in the reserve for unfunded loan commitments was due to decreased unfunded loan commitments reflecting an increase in the construction loan segment in 2026. The reserve for unfunded loan commitments is largely comprised of unfunded loan commitments related to real estate construction loans. There are three basic factors that influence the reserve rates associated with unfunded loan commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts and average portfolio life. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain CRE loans. The proportion of these segments affect the weighting. Third, volume changes impact the total reserve calculation.
Net (recoveries) were $14.9 million for the three months ended March 31, 2026 compared to net charge-offs of $0.5 million for the year ended December 31, 2025. As a percentage of average portfolio loans, net recoveries were 1.55% for the three months ended March 31, 2026, compared to net charge-offs of 0.01% for the year ended December 31, 2025. The $15.0 million recovery recognized in connection with the Transaction during the quarter ended March 31, 2026 represents the recovery of the $15.0 million principal charge-off related to the Other segment of the loan portfolio during the year ended December 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes portfolio loans past due 30-89 days for the periods presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025	$ Change
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$133	$3	$130
Commercial & Industrial	19	159	(140)
Total Commercial Loans	152	162	(10)
Consumer
Residential Mortgages	2,673	1,899	774
Other Consumer	301	267	34
Total Consumer Loans	2,974	2,166	808
Construction	40	908	(868)
Other	—	—	—
Total Loans 30 to 89 Days Past Due	$3,166	$3,236	$(70)
There were no portfolio loans past due more than 90 days and still accruing at March 31, 2026 or December 31, 2025. Loans past due 30 to 89 days and still accruing decreased by $0.1 million to $3.2 million at March 31, 2026, compared to December 31, 2025.
The following tables represent credit exposures by internally assigned risk ratings at the dates presented:

	March 31, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$2,106,237	$245,356	$811,775	$26,236	$495,176	$—	$3,684,780
Special Mention	42	8	88	—	698	—	836
Substandard	21,649	91	3,400	28	17,677	—	42,845
Total Portfolio Loans	$2,127,928	$245,455	$815,263	$26,264	$513,551	$—	$3,728,461

Performing Loans	$2,106,279	$245,364	$813,497	$26,236	$513,114	$—	$3,704,490
Nonaccrual Loans	21,649	91	1,766	28	437	—	23,971
Total Portfolio Loans	$2,127,928	$245,455	$815,263	$26,264	$513,551	$—	$3,728,461

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$2,079,579	$230,899	$816,315	$28,391	$459,071	$3,135	$3,617,390
Special Mention	10,874	9	89	—	700	—	11,672
Substandard	23,861	1,013	5,737	25	5,842	214,020	250,498
Total Portfolio Loans	$2,114,314	$231,921	$822,141	$28,416	$465,613	$217,155	$3,879,560

Performing Loans	$2,090,453	$230,908	$817,518	$28,391	$465,173	$3,135	$3,635,578
Nonaccrual Loans	23,861	1,013	4,623	25	440	214,020	243,982
Total Portfolio Loans	$2,114,314	$231,921	$822,141	$28,416	$465,613	$217,155	$3,879,560
At March 31, 2026 and December 31, 2025, the Company had no loans classified as doubtful. The levels of special mention and substandard loans at March 31, 2026, compared to December 31, 2025, reflected a decrease of $10.8 million in special mention and a decrease of $207.7 million in substandard loans.
Special mention loans decreased primarily due to an upgrade of a $10.8 million CRE office building loan that was moved to watch from special mention during the first quarter of 2026.
Substandard loans decreased $207.7 million during the quarter ended March 31, 2026 compared to December 31, 2025, primarily reflecting the Transaction. At year-end December 2025, the Judgments had an aggregate balance of approximately

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
$214.0 million, which balance was reduced to zero as a result of the Transaction. Additional reductions included the payoff of a construction loan totaling $5.4 million, as well as two residential mortgage loans transferred to OREO totaling $2.9 million. The Company also recognized $1.5 million in proceeds on a CRE relationship related to the sale of property in receivership during the first quarter of 2026. Further contributing to the improvement, a borrower relationship consisting of two C&I loans totaling $0.9 million returned to accruing status, or pass rating, due to improved payment performance. Partially offsetting these improvements, a new construction loan totaling $17.2 million was downgraded to substandard during the first quarter of 2026. Collectively, these actions drove a meaningful decline in substandard loans and reflect continued progress in enhancing overall credit quality.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s ACL.

Deposits
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest-Bearing Demand	$637,933	$620,473	$17,460	2.81%
Interest-Bearing Demand	871,398	808,171	63,227	7.82%
Money Market	514,362	553,964	(39,602)	(7.15)%
Savings	326,929	326,182	747	0.23%
Certificates of Deposit	1,884,628	1,902,099	(17,471)	(0.92)%
Total Deposits	$4,235,250	$4,210,889	$24,361	0.58%
Deposits are the Company’s primary source of funding, and management believes the deposit base remains stable with the ability to attract new customers while continuing to diversify deposit composition.
At March 31, 2026, total deposits increased $24.4 million, primarily driven by growth in interest-bearing demand deposits of $63.2 million, noninterest-bearing demand deposits of $17.5 million and savings accounts of $0.7 million. These increases were partially offset by decreases in money market accounts of $39.6 million and CDs of $17.4 million.
At March 31, 2026, noninterest-bearing demand deposits represented 15.1% of total deposits, compared to 14.7% at December 31, 2025. CDs comprised 44.5% of total deposits at March 31, 2026, compared to 45.2% at December 31, 2025. Based on the assumptions used in preparing regulatory call reports, approximately 82.8% of our total deposits of $4.2 billion were insured under standard FDIC insurance coverage limits at March 31, 2026, while approximately 17.2% were uninsured, compared to approximately 81.3% insured and 18.7% uninsured at December 31, 2025.
The following table presents additional information in relation to deposits at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Noninterest-Bearing Public Funds Deposits	$27,504	$33,220
Interest-Bearing Public Funds Deposits	76,695	137,600
Total Deposits not Covered by Deposit Insurance[1]	726,850	787,114
Certificates of Deposits not Covered by Deposit Insurance	303,660	310,723
Deposits for Certain Directors, Executive Officers and their Affiliates	2,742	3,207
1These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Maturities of CDs over $250,000 or more, excluding brokered deposits, not covered by deposit insurance at March 31, 2026 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$107,400	35.4%
Over Three Months Through Twelve Months	154,950	51.0%
Over Twelve Months Through Three Years	39,544	13.0%
Over Three Years	1,766	0.6%
Total	$303,660	100.0%
FHLB Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at the dates presented are summarized in the table below:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Balance at Period End
Federal Home Loan Bank Borrowings	$—	$178,500
Federal Funds Purchased	—	—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$160,033	$110,944
Federal Funds Purchased	—	—
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	3.94%	4.19%
Federal Funds Purchased	—%	—%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$193,500	$178,500
Federal Funds Purchased	—	—
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	—%	3.89%
Federal Funds Purchased	—%	—%
Borrowings represent an additional source of liquidity for the Company. FHLB borrowings decreased $178.5 million to zero at March 31, 2026, from $178.5 million at December 31, 2025, reflecting the repayment of borrowings utilizing proceeds from the Transaction. The Company had no overnight federal funds purchased outstanding at March 31, 2026 or December 31, 2025.
The level and composition of borrowed funds fluctuates over time based on a variety of factors, including market conditions, loan and deposit growth, investment securities activity, and capital considerations. Management actively monitors and manages borrowings to ensure they remain a reliable and cost-effective source of liquidity.
As a member of the Federal Home Loan Bank of Atlanta, the Company is required to purchase and maintain a specified level of FHLB capital stock based on asset size, outstanding borrowings, and participation in other FHLB programs. At March 31, 2026, the Company held $3.4 million of FHLB stock, compared to $11.7 million at December 31, 2025. The decrease in FHLB stock was attributable to the lower required level of stock holdings resulting from decreased FHLB borrowings.
Dividends recognized on FHLB stock totaled $0.2 million for the three months ended March 31, 2026, compared to $0.1 million for the same period in 2025. The investment in FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of its par value.
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
The Company’s primary source of liquidity is its stable customer deposit base. Management believes it can retain existing deposits and attract new deposits, limiting reliance on more volatile funding sources. In addition to deposits, the Company maintains access to multiple supplemental funding sources as part of its normal liquidity management strategy. At March 31, 2026, funding sources accessible to the Company included borrowing availability at the FHLB equal to 30.0% of the Company’s total assets, or $1.4 billion, subject to eligible collateral pledged, of which the Company had the capacity to borrow an additional $816.6 million. The Company also maintains unsecured borrowing facilities with three correspondent financial institutions totaling $30.0 million, a fully secured facility with one correspondent financial institution totaling $25.0 million, and access to the institutional CD market. The borrowing capacity under the secured line of credit decreased by $20.0 million during the quarter ended March 31, 2026, from $45.0 million as of March 31, 2025, as a result of the sale of investment securities previously pledged as collateral to the secured facility, which reduced the borrowing capacity, as the Company did not replace the sold investment securities with new pledged assets.
Additional liquidity can be provided by $407.8 million of unpledged available-for-sale investment securities at fair value at March 31, 2026. Refer to the Liquidity Sources table below for further detail regarding FHLB borrowing capacity and correspondent bank lines of credit.
As of March 31, 2026, approximately 82.8% of total deposits were insured under standard FDIC coverage limits, while 17.2% were uninsured. Management actively monitors industry and market conditions that could affect liquidity and evaluates alternative funding strategies as needed. In addition, the Company closely monitors the potential impacts of interest rate movements and market conditions on the fair value of its securities portfolio, particularly in light of evolving banking industry dynamics that may influence liquidity availability or market expectations.
Maintaining a cushion of highly liquid assets or assets that can be converted to cash quickly, with little or no loss in value, is a key component of the Company’s liquidity risk management framework. ALCO policy establishes graduated risk tolerance levels for the ratio of highly liquid assets to total assets. At March 31, 2026, the Bank had $599.5 million of highly liquid assets, consisting of $191.4 million in excess reserves at the Federal Reserve and interest-bearing deposits at other financial institutions, $0.3 million of loans held-for-sale, and $407.8 million of unpledged securities. This resulted in highly liquid assets to total assets ratio of 12.5%. Total available liquidity relative to uninsured deposits was 214.5% at March 31, 2026.
While management believes current liquidity sources are sufficient, an extended economic downturn or significant market disruption could increase reliance on more volatile or higher cost funding sources.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides detail of liquidity sources at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Cash and Due From Banks, including Interest-bearing Deposits	$228,318	$105,163
Unpledged Investment Securities	407,764	402,220
Excess Pledged Securities	51,500	33,443
FHLB Borrowing Availability	816,643	609,392
Collateralized Lines of Credit	25,000	45,000
Unsecured Lines of Credit Availability	30,000	30,000
Total Liquidity Sources	$1,559,225	$1,225,218
The following table provides total liquidity sources and ratios at the dates presented:

(Dollars in Thousands)	March 31, 2026	December 31, 2025
Total Liquidity Sources	$1,559,225	$1,225,218
Highly Liquid Assets[1] to Total Assets	12.5%	9.7%
Highly Liquid Assets[1] to Uninsured Deposits	82.5%	59.8%
Total Available Liquidity to Uninsured Deposits	214.5%	155.7%
1 Highly liquid assets consist of $191.4 million in Federal Reserve Board excess reserves and interest-bearing deposits in other financial institutions, loans held-for-sale of $0.3 million and unpledged securities of $407.8 million.
Capital Resources
The Company reviews, on an ongoing basis, its and the Bank’s capital levels and opportunities to effectively deploy the Company’s capital or return capital to shareholders through stock repurchases or potential dividends. The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank at the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized [1]	March 31, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$545,820	11.10%	$459,735	9.43%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	545,820	13.52%	459,735	10.70%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	545,820	13.52%	459,735	10.70%
Total Capital (to Risk-weighted Assets)	10.50%	NA	596,330	14.78%	513,722	11.95%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$522,928	10.68%	$437,670	9.01%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	522,928	13.02%	437,670	10.23%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	522,928	13.02%	437,670	10.23%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	573,179	14.28%	491,396	11.49%
1 To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
Total capital was $504.9 million at March 31, 2026, an increase of $85.2 million compared to December 31, 2025. The increase was primarily driven by net income of $85.8 million and a $0.2 million increase related to restricted stock activity during the first quarter of 2026, partially offset by a $0.8 million decline in other comprehensive loss due to changes in the fair value of investment securities.
The Company and the Bank remained well capitalized at March 31, 2026, exceeding all regulatory capital requirements. The capital ratios were favorably impacted by the Transaction. The key capital ratios included a leverage ratio of 11.10%, a Common Equity Tier 1 ratio of 13.52%, a Tier 1 ratio of 13.52%, and a Total risk-based capital ratio of 14.78%, all well above regulatory well-capitalized thresholds. Management believes the Company maintains a strong capital position and has the capacity to raise additional capital if needed.

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
Regulatory capital guidelines require the maintenance of minimum capital amounts and ratios. Under Basel III capital rules, the Company and the Bank are required to maintain minimum ratios of common equity Tier 1 capital, Tier 1 capital and total capital, as well as a capital conservation buffer, which effectively increases the minimum capital levels required. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions that do not maintain capital ratios above the required minimums plus the applicable buffer are subject to restrictions on dividends, equity repurchases and discretionary compensation.
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
Management believes that, as of March 31, 2026, the Company and the Bank met all applicable capital adequacy requirements, including the capital conservation buffer.
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
As of March 31, 2026 and December 31, 2025, the most recent regulatory notification classified the Company and the Bank as well-capitalized under the prompt corrective action framework. Management is not aware of any conditions or events since that notification that management believes would have changed the Company and the Bank’s capital category.
Stock Repurchase Plan
On February 2, 2026, the Company announced that its Board authorized a repurchase program to purchase up to $10.0 million of the Company’s common stock in the aggregate over a period of twelve months beginning February 11, 2026, the date of receipt of non-objection from the Federal Reserve Bank of Richmond. The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program, and the number of shares actually purchased under the program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The repurchase program may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.
The Company did not repurchase any shares under this repurchase plan during the three months ended March 31, 2026.
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
The 2025 Program was fully utilized on October 30, 2025.
Contractual Obligations
As of March 31, 2026, there have been no material changes to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ( the “2025 Annual Report”).
Off-Balance Sheet Arrangements
As of March 31, 2026, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2025 Annual Report.

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table reflects the earnings simulation results at the dates presented utilizing a forecasted static balance sheet over the next twelve months. All percentage changes presented are within prescribed ranges set by ALCO.

	March 31, 2026	December 31, 2025
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
200	2.5%	(1.0)%
100	1.4%	(0.3)%
-100	0.9%	3.1%
-200	2.1%	6.2%
-300	0.8%	6.1%
-400	(1.4)%	4.8%
The above table indicates that as of March 31, 2026, in a rising interest rate environment, the Company is positioned to have a small increase in net interest income due to the balance sheet composition, related maturity structures, and repricing correlations to market interest rates for assets and liabilities. In a declining interest rate environment, the Company is positioned to also have a slight increase in net interest income for less severe parallel rate shocks driven by the same factors discussed above and below. The slightly asset sensitive position at March 31, 2026 is due to a variety of factors which include 1) higher than market rate unfunded loan commitments that were originated during 2024 and early 2025 with fixed rates that are assumed to draw down, or convert to funded loan balances, during the next twelve months, 2) the recent shortened maturities of the time deposit portfolio over the past 24 months due to shorter term time deposit promotional campaigns in response to the inversion in the shorter end of the yield curve where financial institutions typically offer time deposit products (overnight out to five years), 3) more aggressive non maturing deposit betas utilized in a rates down environment versus a rates up environment based on bank specific non-maturing deposit rate beta assumptions observed during the most recent rate cycle, and 4) the recent balance sheet composition shift related to the Transaction with proceeds being used to retire all outstanding FHLB borrowings and the balance of the proceeds being held as Excess Reserve with the Federal Reserve Bank currently yielding the floating Interest Rate on Reserve Balances (IORB) of 3.65%.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (continued)
The following table reflects the economic value of equity analyses results at the dates presented. All percentage changes presented are within prescribed ranges set by management.

	March 31, 2026	December 31, 2025
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
200	(6.5)%	(7.9)%
100	(2.4)%	(3.1)%
-100	1.3%	2.0%
-200	1.6%	2.6%
-300	(1.1)%	(0.4)%
-400	(7.1)%	(9.9)%
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who serve as the Company’s Principal Executive Officer and Principal Financial Officer, respectively, management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. In designing and evaluating these controls and procedures, management recognizes that any system of controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the U.S. Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in all material respects as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of March 31, 2026, the Company is not involved in any other material pending legal proceedings other than proceedings occurring in the ordinary course of business.
On April 12, 2026, the Company and the Bank, along with certain unaffiliated third parties, were named as defendants in a lawsuit filed in the Circuit Court of Greenbrier County, West Virginia by James C. Justice, II, Cathy L. Justice, James C. Justice, III and various related entities that he and/or they own and control (such entities, the “Justice Entities” and collectively, the “Plaintiffs”). The allegations contained in the lawsuit relate to a series of loans, which were later reduced to judgments (such loans subsequently reduced to judgments, the “Judgments”) made by the Bank to certain Justice Entities that are secured by collateral pledged by certain Justice Entities and are backed by personal guarantees from James C. Justice, II and Cathy L.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

Justice and, in certain cases, by personal guarantees from James C. Justice, III. The allegations contained in the lawsuit also relate to a transaction in which the Bank sold its interest in the Judgments and related collateral to one of the unaffiliated third-party defendants.
In the lawsuit the Plaintiffs allege that the Bank (i) breached an implied covenant of good faith and fair dealing, (ii) tortiously interfered with Plaintiffs’ business interests, (iii) harmed Plaintiffs through a series of allegedly misleading promises, representations and/or omissions on which Plaintiffs allegedly relied, (iv) tortiously interfered with the Plaintiffs’ business interests under agreements between Plaintiffs and the unaffiliated third-party defendants, and (v) together with the unaffiliated third-party defendants, participated in a scheme to restrain trade and competition in an alleged market in the which certain collateral securing the Judgments operates. With respect to the Bank, the Plaintiffs have requested the court to rescind the Bank’s sale of the Judgments to the unaffiliated third-party purchaser and seek declaratory relief that the Plaintiffs are entitled to pay-off the Judgments at no more than the sale price. The Plaintiffs further seek injunctions against the unaffiliated third-party defendants, direct damages of at least $500 million and additional consequential and punitive damages, and payment of costs, expenses and attorneys’ fees.
The Company and the Bank deny the allegations contained in the lawsuit and intend to vigorously defend the matter, the validity of the Bank’s sale of the Judgments to the unaffiliated third-party purchaser and the Bank’s conduct prior to selling the Judgments. Based on information presently available to the Company and the Bank and based on consultation with legal counsel, the Company believes that the Company and the Bank have meritorious defenses to all allegations contained in the lawsuit.
At this early stage of the lawsuit, the Company is not yet able to make a determination as to the likelihood of an unfavorable outcome in this matter or to estimate the range of any possible loss.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 2, 2026, the Company announced that its Board authorized a repurchase program to purchase up to $10.0 million of the Company’s common stock in the aggregate over a period of twelve months beginning February 11, 2026, the date of receipt of non-objection from the Federal Reserve Bank of Richmond. The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program, and the number of shares actually purchased under the program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The repurchase program may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.
The Company did not repurchase any shares under this repurchase plan during the three months ended March 31, 2026.
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
The 2025 Program was fully utilized on October 30, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs[2]
01/01/2026 - 01/31/2026	—	$—	—	$10,000,000
02/01/2026 - 02/28/2026	8,960	21.75	—	10,000,000
03/01/2026 - 03/31/2026	3,194	20.98	—	10,000,000
Total	12,154	$21.55	—
1 Reflects 12,154 shares that were withheld upon vesting of restricted shares granted to associates of the Company in order to satisfy tax withholding obligations.
2 The number shown represents, as of the end of each period, the approximate dollar value of Common Stock shares that may yet be purchased under the 2026 Program, which was announced on February 2, 2026 and authorizes the purchase of up to $10.0 million of the Company’s common stock in the aggregate through February 11, 2027. The shares may be purchased, from time-to-time, depending on a variety of factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1
Form of Time-Based Restricted Stock Agreement (for non-employee director) for use on or after January 2, 2026 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026)

10.2
Form of Time-Based Restricted Stock Agreement (for employee: AIP) for use on or after February 25, 2026 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026)

10.3
Form of Time-Based Restricted Stock Agreement (for employee: LTIP) for use on and after February 25, 2026 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026)

10.4
Form of Performance Unit Agreement (for employee: LTIP) for use on and after February 25, 2026 under the Carter Bankshares, Inc. Amended and Restated 2018 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.7.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026)

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

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	May 7, 2026

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 7, 2026