Form 10-Q
period 2026-06-30
Carter Bankshares, Inc.
filed 2026-08-06
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of August 3, 2026 there were 22,163,931 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Cash and Due From Banks	$41,101	$36,935
Interest-Bearing Deposits in Other Financial Institutions	167,427	12,134
Federal Reserve Bank Excess Reserves	68,007	56,094
Total Cash and Cash Equivalents	276,535	105,163
Securities Available-for-Sale, at Fair Value (amortized cost of $682,318 and $745,366, respectively)	640,302	691,612
Equity Securities	12,676	10,291
Loans Held-for-Sale	467	339
Portfolio Loans	3,734,594	3,879,560
Allowance for Credit Losses	(55,170)	(71,491)
Portfolio Loans, net	3,679,424	3,808,069

Bank Premises and Equipment, net	69,820	72,497
Goodwill	1,193	1,193
Core Deposit Intangible	812	940
Other Real Estate Owned, net	3,356	142
Other Restricted Stock, at Cost	8,476	16,830
Bank Owned Life Insurance	45,704	44,811
Other Assets	63,118	100,035
Total Assets	$4,801,883	$4,851,922

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$655,482	$620,473
Interest-Bearing Demand	866,759	808,171
Money Market	510,125	553,964
Savings	318,774	326,182
Certificates of Deposit	1,846,416	1,902,099
Total Deposits	4,197,556	4,210,889
Federal Home Loan Bank Borrowings	—	178,500
Reserve for Unfunded Loan Commitments	2,220	2,992
Other Liabilities	62,961	39,844
Total Liabilities	4,262,737	4,432,225

Commitments and Contingencies - see NOTE 10.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 22,162,213 shares at June 30, 2026, and 22,083,007 shares at December 31, 2025	22,162	22,083
Additional Paid-in Capital	72,505	74,806
Retained Earnings	477,417	364,968
Accumulated Other Comprehensive Loss	(32,938)	(42,160)
Total Shareholders’ Equity	539,146	419,697
Total Liabilities and Shareholders’ Equity	$4,801,883	$4,851,922
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands Except per Share Data)	2026	2025	2026	2025
INTEREST INCOME
Loans, including fees
Taxable	$52,440	$49,522	$104,523	$97,347
Non-Taxable	503	579	1,019	1,180
Investment Securities
Taxable	5,323	6,796	10,905	13,451
Non-Taxable	385	67	451	133
Federal Reserve Bank Excess Reserves	1,519	578	2,102	1,280
Interest on Bank Deposits	1,193	65	1,303	111
Dividend Income	128	140	373	252
Total Interest Income	61,491	57,747	120,676	113,754
Interest Expense
Interest Expense on Deposits	21,402	24,059	42,957	49,082
Interest on Other Borrowings	139	1,329	1,835	2,175
Total Interest Expense	21,541	25,388	44,792	51,257
NET INTEREST INCOME	39,950	32,359	75,884	62,497
Provision (Recovery) for Credit Losses	2,010	(2,330)	(31,907)	(4,355)
Recovery for Unfunded Loan Commitments	(554)	(335)	(772)	(449)
Net Interest Income After Provision (Recovery) for Credit Losses	38,494	35,024	108,563	67,301
NONINTEREST INCOME
Gain on the Insurance Transaction	35,949	—	35,949	—
Gain on the Loan Sale Transaction	—	—	65,000	—
Losses on Sales of Securities, net	(12,531)	—	(12,451)	—
Service Charges, Commissions and Fees	2,491	1,765	4,619	3,639
Debit Card Interchange Fees	2,063	1,942	4,211	4,046
Insurance Commissions	164	714	1,118	1,058
Bank Owned Life Insurance Income	457	357	893	698
Other	137	130	365	2,368
Total Noninterest Income	28,730	4,908	99,704	11,809
NONINTEREST EXPENSE
Salaries and Employee Benefits	14,051	14,082	28,966	27,739
Occupancy Expense, net	4,584	4,230	9,445	8,702
FDIC Insurance Expense	(241)	1,436	1,269	2,866
Other Taxes	776	922	1,701	1,869
Advertising Expense	820	708	1,746	1,619
Telephone Expense	278	307	570	611
Professional and Legal Fees	2,053	1,921	3,599	3,151
Data Processing	2,177	1,395	4,030	2,839
Debit Card Expense	1,072	991	2,073	1,983
Other	4,416	3,312	7,599	5,967
Total Noninterest Expense	29,986	29,304	60,998	57,346
Income Before Income Taxes	37,238	10,628	147,269	21,764
Income Tax Provision	8,327	2,118	32,601	4,301
Net Income	$28,911	$8,510	$114,668	$17,463

Earnings per Common Share:
Basic Earnings per Common Share	$1.31	$0.37	$5.18	$0.76
Diluted Earnings per Common Share	$1.31	$0.37	$5.18	$0.76
Average Shares Outstanding-Basic & Diluted	21,838,645	22,805,881	21,842,497	22,839,412
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025
Net Income	$28,911	$8,510	$114,668	$17,463
Other Comprehensive Income
Net Unrealized Gains on Securities Available-for-Sale
Net Unrealized Gains (Losses) Arising during the Period	188	5,264	(713)	15,647
Reclassification Adjustment for Losses included in Net Income	12,531	—	12,451	—
Tax Effect	(2,687)	(1,141)	(2,516)	(3,376)
Net Unrealized Gains Recognized in Other Comprehensive Income	10,032	4,123	9,222	12,271
Other Comprehensive Income	10,032	4,123	9,222	12,271
Comprehensive Income	$38,943	$12,633	$123,890	$29,734
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months Ended June 30, 2026
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2026	$22,160	$74,987	$450,725	$(42,970)	$504,902
Net Income	—	—	28,911	—	28,911
Other Comprehensive Income, Net of Tax	—	—	—	10,032	10,032
Cash Dividends Declared ($0.10 per share)	—	—	(2,219)	—	(2,219)
1% Excise Tax on Stock Buybacks	—	—	—	—	—
Repurchase of Common Stock (108,601 shares)	(109)	(2,769)	—	—	(2,878)
Forfeiture of Restricted Stock (11,670 shares)	(12)	(206)	—	—	(218)
Issuance of Restricted Stock (122,504 shares)	123	(123)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	616	—	—	616
Balance at June 30, 2026	$22,162	$72,505	$477,417	$(32,938)	$539,146

	Three Months Ended June 30, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at March 31, 2025	$23,162	$92,418	$342,559	$(56,373)	$401,766
Net Income	—	—	8,510	—	8,510
Other Comprehensive Income, Net of Tax	—	—	—	4,123	4,123
1% Excise Tax on Stock Buybacks	—	(75)	—	—	(75)
Repurchase of Common Stock (547,332 shares)	(547)	(8,591)	—	—	(9,138)
Forfeitures of Restricted Stock (6,432 shares)	(6)	(74)	—	—	(80)
Issuance of Restricted Stock (61,015 shares)	61	(61)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	529	—	—	529
Balance at June 30, 2025	$22,670	$84,146	$351,069	$(52,250)	$405,635

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Six Months Ended June 30, 2026
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2025	$22,083	$74,806	$364,968	$(42,160)	$419,697
Net Income	—	—	114,668	—	114,668
Other Comprehensive Income, Net of Tax	—	—	—	9,222	9,222
Cash Dividends Declared ($0.10 per share)	—	—	(2,219)	—	(2,219)
1% Excise Tax on Stock Buybacks	—	—	—	—	—
Repurchase of Common Stock (108,601 shares)	(109)	(2,769)	—	—	(2,878)
Forfeiture of Restricted Stock (26,747 shares)	(27)	(452)	—	—	(479)
Issuance of Restricted Stock (214,554 shares)	215	(215)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,135	—	—	1,135
Balance at June 30, 2026	$22,162	$72,505	$477,417	$(32,938)	$539,146

	Six Months Ended June 30, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2024	$23,069	$92,159	$333,606	$(64,521)	$384,313
Net Income	—	—	17,463	—	17,463
Other Comprehensive Income, Net of Tax	—	—	—	12,271	12,271
1% Excise Tax on Stock Buybacks	—	(75)	—	—	(75)
Repurchase of Common Stock (547,332 shares)	(547)	(8,591)	—	—	(9,138)
Forfeitures of Restricted Stock (14,201 shares)	(14)	(195)	—	—	(209)
Issuance of Restricted Stock (162,192 shares)	162	(162)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,010	—	—	1,010
Balance at June 30, 2025	$22,670	$84,146	$351,069	$(52,250)	$405,635
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2026	2025
OPERATING ACTIVITIES
Net Income	$114,668	$17,463
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Recovery for Credit Losses, including Recovery for Unfunded Loan Commitments	(32,679)	(4,804)
Origination of Loans Held-for-Sale	(9,748)	(7,877)
Proceeds From Loans Held-for-Sale	9,692	7,711
Depreciation/Amortization of Bank Premises and Equipment	4,284	3,850
Provision for Deferred Taxes	5,275	1,628
Net Amortization of Securities	13,592	1,707
Tax Credit Amortization	86	325
Gains on Sales of Loans Held-for-Sale	(72)	(80)
Gain on the Loan Sale Transaction	(65,000)	—
Gain on the Insurance Transaction	(35,949)	—
Losses on Sales of Securities, net	12,451	—
Unrealized Loss (Gain) on Equity Securities	116	(159)
Commercial Loan Swap Derivative Loss	8	96
Increase in the Value of Life Insurance Contracts	(893)	(698)
Gain on Bank Owned Life Insurance Death Benefit	—	(1,882)
1035 Exchange Fee on Bank Owned Life Insurance	—	527
Balance Sheet Hedge Fair Value Adjustment	—	140
Recognition of Restricted Stock Compensation Expense	1,135	1,010
Decrease in Other Assets	5,169	734
Increase (Decrease) in Other Liabilities	21,234	(3,716)
Net Cash Provided By Operating Activities	43,369	15,975
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	142,283	—
Proceeds from Maturities, Redemptions, and Paydowns	20,419	30,445
Purchases	(125,177)	(53,317)
Purchase of Equity Securities	(2,500)	—
Purchase of Bank Premises and Equipment, Net	(3,885)	(3,440)
Proceeds from Sales of Bank Premises and Equipment, net	—	—
Net Cash Acquired from Branch Purchase	—	53,573
Proceeds from Sale of Portfolio Loans From the Loan Sale Transaction	289,484	—
Proceeds From the Insurance Transaction	55,663	—
Redemption (Purchase) of Other Restricted Stock, at Cost, net	8,354	(2,166)
Loan Originations, net	(66,869)	(123,139)
Proceeds from Death Benefit on Bank Owned Life Insurance	—	3,077
Proceeds from Surrender of BOLI Policies	7,161	—
Proceeds from Sales and Payments of Other Real Estate Owned	—	473
Net Cash Used In Investing Activities	324,933	(94,494)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	42,350	49,649
Decrease in Certificates of Deposits	(55,683)	(36,758)
Proceeds from Federal Home Loan Bank Borrowings	299,000	245,000
Repayments on Federal Home Loan Bank Borrowings	(477,500)	(201,500)
Repurchase of Common Stock	(2,878)	(9,138)
Cash Dividends Paid to Common Shareholders	(2,219)	—
Net Cash (Used In) Provided By Financing Activities	(196,930)	47,253
Net Increase (Decrease) in Cash and Cash Equivalents	171,372	(31,266)
Cash and Cash Equivalents at Beginning of Period	105,163	131,171
Cash and Cash Equivalents at End of Period	$276,535	$99,905
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) - (continued)

	Six Months Ended June 30,
(Dollars in Thousands)	2026	2025
SUPPLEMENTARY DATA
Cash Interest Paid	$45,872	$52,800
Cash Paid for Income Taxes	2,800	1,480
Transfer from Portfolio Loans to Other Real Estate Owned, net	2,937	—
Transfer from Bank Premises and Equipment, net to Other Real Estate Owned, net	2,172	1,814
Right-of-use Asset Recorded in Exchange for Lease Liabilities	107	958
Stock Repurchase Excise Tax Settled in Subsequent Period	(181)	(75)
Stock Repurchases Settled in Subsequent Period	—	(181)
Portfolio Loans Transferred to Held-for-Sale	209,484	—
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
Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”), on March 5, 2026. In management’s opinion, the accompanying interim financial information reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position and the results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.
Reclassification: Amounts in prior periods financial statements and footnotes are reclassified whenever necessary to conform to the current period presentation. Reclassifications had no material effect on prior periods’ net income or shareholders’ equity.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
ASU 2025-08 – Financial Instruments — Credit Losses (Topic 326): Purchased Loans
In December 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326),” Purchased Loans which expands the population of acquired financial assets subject to the gross-up approach for accounting for credit losses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements. The accounting for future business combinations, if any, would be impacted.
Acquisitions
On May 23, 2025, the Company completed the acquisition of two leased branch facilities and the related deposits . See Note 2 – Business Combinations, in the Company’s 2025 Form 10-K for additional information. The measurement period has concluded and purchase accounting has been finalized with no material changes to preliminary reported amounts.

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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, except share and per share data)	2026	2025	2026	2025
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$28,911	$8,510	$114,668	$17,463
Less: Income allocated to Participating Shares	402	97	1,514	190
Net Income Allocated to Common Shareholders - Basic & Diluted	$28,509	$8,413	$113,154	$17,273

Distributed Earnings allocated to Common Stock	$2,188	$—	$2,189	$—
Undistributed Earnings allocated to Common Stock	26,321	8,413	110,965	17,273
Net income allocated to Common Shareholders - Basic & Diluted	$28,509	$8,413	$113,154	$17,273

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Shares	22,146,599	23,067,260	22,134,757	23,090,907
Less: Average Participating Shares	307,954	261,379	292,260	251,495
Weighted Average Common Shares Outstanding - Basic & Diluted	21,838,645	22,805,881	21,842,497	22,839,412

Earnings per Common Share – Basic	$1.31	$0.37	$5.18	$0.76
Earnings per Common Share – Diluted	$1.31	$0.37	$5.18	$0.76

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities at the dates presented:

	June 30, 2026
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$16,611	$5	$(463)	$16,153
Residential Mortgage-Backed Securities	68,943	6	(7,499)	61,450
Commercial Mortgage-Backed Securities	21,144	69	(303)	20,910
Other Commercial Mortgage-Backed Securities	22,419	17	(1,175)	21,261
Asset Backed Securities	111,816	3	(6,225)	105,594
Collateralized Mortgage Obligations	199,406	124	(6,991)	192,539
States and Political Subdivisions	182,729	1,357	(17,773)	166,313
Corporate Notes	59,250	—	(3,168)	56,082
Total	$682,318	$1,581	$(43,597)	$640,302

	December 31, 2025
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$19,796	$17	$(438)	$19,375
Residential Mortgage-Backed Securities	83,918	49	(7,194)	76,773
Commercial Mortgage-Backed Securities	25,438	105	(421)	25,122
Other Commercial Mortgage-Backed Securities	25,297	88	(1,131)	24,254
Asset Backed Securities	100,643	10	(5,856)	94,797
Collateralized Mortgage Obligations	168,749	176	(7,105)	161,820
States and Political Subdivisions	262,275	—	(28,051)	234,224
Corporate Notes	59,250	—	(4,003)	55,247
Total	$745,366	$445	$(54,199)	$691,612
The Company did not have securities classified as held-to-maturity at June 30, 2026 or December 31, 2025.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025

Proceeds from Sales of Securities Available-for-Sale	$126,859	$—	$142,283	$—

Gross Realized Gains	$—	$—	$85	$—
Gross Realized Losses	(12,531)	—	(12,536)	—
Net Realized Losses	$(12,531)	$—	$(12,451)	$—
Tax Impact	$(2,632)	$—	$(2,615)	$—
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

	June 30, 2026
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$—	$—
Due after One Year through Five Years	28,384	27,580
Due after Five Years through Ten Years	164,148	144,959
Due after Ten Years	66,058	66,009
Residential Mortgage-Backed Securities	68,943	61,450
Commercial Mortgage-Backed Securities	21,144	20,910
Other Commercial Mortgage-Backed Securities	22,419	21,261
Collateralized Mortgage Obligations	199,406	192,539
Asset Backed Securities	111,816	105,594
Total	$682,318	$640,302
At June 30, 2026 and December 31, 2025, the Company held no securities of any single issuer, other than securities issued by or collateralized by the U.S. Government and its Agencies, in amounts exceeding 10% of shareholders’ equity. The carrying value of securities pledged to meet various regulatory and legal requirements was $139.7 million at June 30, 2026 and $289.4 million at December 31, 2025.
Available-for-sale securities with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2026
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	3	$1,017	$(8)	30	$13,838	$(455)	33	$14,855	$(463)
Residential Mortgage-Backed Securities	3	4,796	(20)	26	56,005	(7,479)	29	60,801	(7,499)
Commercial Mortgage-Backed Securities	7	5,839	(67)	34	7,837	(236)	41	13,676	(303)
Other Commercial Mortgage-Backed Securities	—	—	—	6	15,323	(1,175)	6	15,323	(1,175)
Asset Backed Securities	4	16,884	(76)	27	75,293	(6,149)	31	92,177	(6,225)
Collateralized Mortgage Obligations	19	54,020	(250)	60	100,119	(6,741)	79	154,139	(6,991)
States and Political Subdivisions	5	7,021	(777)	71	101,897	(16,996)	76	108,918	(17,773)
Corporate Notes	2	6,328	(172)	15	49,754	(2,996)	17	56,082	(3,168)
Total Debt Securities	43	$95,905	$(1,370)	269	$420,066	$(42,227)	312	$515,971	$(43,597)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	4	$2,593	$(4)	27	$14,222	$(434)	31	$16,815	$(438)
Residential Mortgage-Backed Securities	1	2,866	(1)	28	61,655	(7,193)	29	64,521	(7,194)
Commercial Mortgage-Backed Securities	9	5,101	(22)	36	10,410	(399)	45	15,511	(421)
Other Commercial Mortgage-Backed Securities	—	—	—	7	17,363	(1,131)	7	17,363	(1,131)
Asset Backed Securities	1	1,048	(8)	27	77,739	(5,848)	28	78,787	(5,856)
Collateralized Mortgage Obligations	11	13,021	(24)	65	119,595	(7,081)	76	132,616	(7,105)
States and Political Subdivisions	6	6,643	(672)	150	227,581	(27,379)	156	234,224	(28,051)
Corporate Notes	—	—	—	17	55,247	(4,003)	17	55,247	(4,003)
Total Debt Securities	32	$31,272	$(731)	357	$583,812	$(53,468)	389	$615,084	$(54,199)
The Company did not record an allowance for credit losses (“ACL”), on its investment securities as of June 30, 2026 or December 31, 2025 as no credit related impairment was identified. The Company regularly evaluates debt securities for expected credit losses using qualitative and quantitative factors, as appropriate, based on the composition of the portfolio at each reporting date.
As of June 30, 2026, management does not intend to sell any security in an unrealized loss position and it is not more than likely that the Company will be required to sell such securities before recovery of the amortized cost basis. Unrealized losses on debt securities were primarily attributable to changes in interest rates, credit spread fluctuations, general financial market uncertainty, and market volatility, rather than deterioration in credit quality. These conditions are not expected to affect the Company’s ability to collect contractual principal and interest, and the fair value of the securities is expected to recover as the securities approach maturity or repricing dates.
While the Company may periodically sell securities to take advantage of market opportunities or as part of strategic initiatives, management concluded that the unrealized losses presented in the table above were not credit related and, accordingly, no ACL was recorded on investment securities. If any impairment were to become credit related, the Company would recognize an ACL through a recovery for credit losses in the period identified, with any non-credit related impairment recognized in accumulated other comprehensive loss, net of applicable taxes. During the three and six months ended June 30, 2026 and June 30, 2025, the Company had no credit related net investment impairment losses.
Equity Securities
During the second quarter of 2026, the Company purchased an additional $2.5 million of equity securities. These securities are reported separately as “equity securities” on the Consolidated Balance Sheets and consist of an investment in a market-rate NASDAQ-listed mutual fund that invests primarily in high-quality fixed-income securities, principally government agency obligations. The mutual fund’s underlying investments are intended to support community development initiatives throughout the United States.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
During the three and six months ended June 30, 2026, the Company recognized an unrealized fair value loss of $70 thousand and $116 thousand on these equity securities. During the three and six months ended June 30, 2025 the Company recognized an unrealized fair value gain of $23 thousand and $159 thousand on these equity securities. Unrealized (losses) gains on equity securities are recorded in Other Noninterest Income in the Consolidated Statements of Income.
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
During the three months ended March 31, 2026, the Company completed the sale (the “Loan Sale Transaction”) of all loans, subsequently reduced to judgments, related to various entities in which James C. Justice II has an interest (such loans, subsequently reduced to judgments, the “Judgments”). The Loan Sale Transaction was completed as an absolute, “as-is, where-is” sale to an unaffiliated third party. The Loan Sale Transaction resulted in changes to total portfolio loans and the allowance for credit losses, due to a release of specific reserves of $18.0 million related to the Judgments, as well as a $15.0 million net recovery associated with the Judgments, in each case related to the Loan Sale Transaction.
The composition of the loan portfolio by dollar amount is shown in the table below at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Commercial
Commercial Real Estate	$2,143,362	$2,114,314
Commercial and Industrial	262,432	231,921
Total Commercial Loans	2,405,794	2,346,235
Consumer
Residential Mortgages	814,383	822,141
Other Consumer	25,154	28,416
Total Consumer Loans	839,537	850,557
Construction	489,263	465,613
Other	—	217,155
Total Portfolio Loans	3,734,594	3,879,560
Loans Held-for-Sale	467	339
Total Loans	$3,735,061	$3,879,899
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
The Company’s loan policy establishes targets for key underwriting criteria, including debt service coverage ratios, loan-to-value ratios, loan terms, amortization periods, and loan-to-cost limits for construction projects. While leverage is an important consideration, management places significant emphasis on cash flow generation and uses borrower stress testing to determine supportable loan amounts.
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
Deferred loan costs, net of fees, included in loan portfolio balances totaled $18.1 million at June 30, 2026 and $14.5 million at December 31, 2025. Discounts on purchased 1-4 family loans included in portfolio balances totaled $62.9 thousand and $73.2 thousand at June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, the Company had $467 thousand in loans held-for-sale and $339 thousand as of December 31, 2025.

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
The following table shows the amortized cost basis as of June 30, 2026 and June 30, 2025 for the loans restructured during the three and six months ended June 30, 2026 and June 30, 2025 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

Restructured Loans
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	1	253	0.10%	3	1,202	0.46%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	1	17,240	3.52%	1	17,240	3.52%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	2	$17,493	0.47%	4	$18,442	0.49%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Nonaccrual Restructured Loans	—	$—	—%	—	$—	—%
Total Restructured Loans	2	$17,493	0.47%	4	$18,442	0.49%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Restructured Loans
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	1	4,516	1.02%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	$—	—%	1	$4,516	0.12%

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	2	1,004	0.45%	2	1,004	0.45%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	4	76,509	32.05%	9	235,542	98.67%
Total Nonaccrual Restructured Loans	6	$77,513	2.07%	11	$236,546	6.31%
Total Restructured Loans	6	$77,513	2.07%	12	$241,062	6.43%
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that were modified during the three and six months ended June 30, 2026 and June 30, 2025:

	As of June 30, 2026				As of June 30, 2025
	Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Current	30-89 Days Past Due	90+ Days Past Due	Total
Accruing Restructured Loans
Commercial Real Estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial	1,202	—	—	1,202	—	—	—	—
Residential Mortgages	—	—	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—	—	—
Construction	17,240	—	—	17,240	—	4,516	—	4,516
Other	—	—	—	—	—	—	—	—
Total Accruing Restructured Loans	$18,442	$—	$—	$18,442	$—	$4,516	$—	$4,516
				—				—
Nonaccrual Restructured Loans				—				—
Commercial Real Estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial	—	—	—	—	1,004	—	—	1,004
Residential Mortgages	—	—	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Other	—	—	—	—	235,542	—	—	235,542
Total Nonaccrual Restructured Loans	$—	$—	$—	$—	$236,546	$—	$—	$236,546
Total Restructured Loans	$18,442	$—	$—	$18,442	$236,546	$4,516	$—	$241,062
The following tables present the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Three Months Ended June 30, 2026
(Dollars in Thousands)	Payment Delay/ Extended Fixed Rate	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial and Industrial	$253	$—	$253	0.10%
Construction	—	17,240	17,240	3.52%
Total	$253	$17,240	$17,493	0.47%

	Six Months Ended June 30, 2026
(Dollars in Thousands)	Payment Delay/Extended Fixed Rate	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial and Industrial	$254	$948	$1,202	0.46%
Construction	—	17,240	17,240	3.52%
Total	$254	$18,188	$18,442	0.49%

	Three Months Ended June 30, 2025
(Dollars in Thousands)	Payment Delay	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial and Industrial	$—	$1,004	$1,004	0.45%
Other	—	76,509	76,509	32.05%
Total	$—	$77,513	$77,513	2.07%

	Six Months Ended June 30, 2025
(Dollars in Thousands)	Payment Delay	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial and Industrial	$—	$1,004	$1,004	0.45%
Construction	4,516	—	4,516	1.02%
Other	—	235,542	235,542	98.67%
Total	$4,516	$236,546	$241,062	6.43%
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

	Three Months Ended June 30, 2026
	Weighted-Average Payment Delay	Weighted-Average Short-term Extension	Weighted-Average Interest Rate Reduction
Commercial and Industrial	0.59 years	—	0.50%
Construction	—	0.08 years	—%

	Six Months Ended June 30, 2026
	Weighted-Average Payment Delay	Weighted-Average Short-term Extension	Weighted-Average Interest Rate Reduction
Commercial and Industrial	0.83 years	0.41 years	0.50%
Construction	—	0.41 years	—%

Three Months Ended June 30, 2025
	Weighted-Average Payment Delay	Weighted-Average Term Extension/Payment Delay
Commercial and Industrial	$—	0.07 years
Other	—	0.24 years

Six Months Ended June 30, 2025
	Weighted-Average Payment Delay	Weighted-Average Term Extension/Payment Delay
Commercial and Industrial	—	0.07 years
Construction	0.32 years	—
Other	—	0.86 years

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
During the second quarter of 2026, one commercial and industrial loan relationship and one construction loan relationship that had previously been modified during the first quarter of 2026 were subsequently modified again. As a result, these relationships are included as current-period loan modifications in the tables above.
As of June 30, 2026 and December 31, 2025, the Bank had approximately $2.1 million and $4.5 million of commitments to lend additional funds on accruing loans that had been restructured. As of June 30, 2026 and December 31, 2025, the Bank had no commitments to lend additional funds on nonperforming loans that had been restructured. In addition, as of June 30, 2026 and December 31, 2025, the Bank had no loan commitments that defaulted during the period and had been modified prior to payment default while the borrower was experiencing financial difficulty at the time of modification.
For purposes of this disclosure, a default is defined as the occurrence, within 12 months of the original loan modification, of either a full or partial charge-off or the loan becoming 90 days or more past due.
As of June 30, 2026 and December 31, 2025, the Company had $0.5 million and $2.0 million, respectively, of residential real estate loans in process of foreclosure. Residential real estate included in OREO totaled $2.1 million at June 30, 2026 and $0.0 at December 31, 2025.
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
The “Other” loan segment previously consisted primarily of the loans subsequently reduced to the Judgments, which were the Company’s largest lending relationship and had unique risk characteristics that differed from the Company’s current standard underwriting criteria. Expected credit losses for this segment were estimated using a discounted cash flows (or “DCF”) methodology, and the related ACL was subject to fluctuation based on changes in expected future cash flows. These inconsistencies included, but were not limited to i) transaction and/or relationship sizes that exceeded limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. During the six months ended June 30, 2026, the Company completed the Loan Sale Transaction in which the Company sold the Judgments to an unaffiliated third party. However, the segment remains presented in prior periods for comparative purposes. Prior to the Loan Sale Transaction, the Company previously established specific reserves of $18.0 million related to the Judgments, which were established based on the Company’s expected loss estimates and were subsequently released in connection with the Loan Sale Transaction.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of June 30:

	Risk Rating
(Dollars in Thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$144,769	$319,675	$244,322	$301,101	$408,250	$674,954	$28,181	$2,121,252
Special Mention	—	—	—	—	—	548	—	548
Substandard	—	—	7,552	—	13,974	36	—	21,562
Total Commercial Real Estate	$144,769	$319,675	$251,874	$301,101	$422,224	$675,538	$28,181	$2,143,362
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$34,206	$21,193	$785	$14,993	$18,513	$104,510	$54,679	$248,879
Special Mention	—	7	—	—	—	—	—	7
Substandard	—	—	—	—	12	15	75	102
Doubtful	—	—	—	12,944	—	—	500	13,444
Total Commercial and Industrial	$34,206	$21,200	$785	$27,937	$18,525	$104,525	$55,254	$262,432
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Residential Mortgages
Pass	$53,029	$92,341	$21,596	$40,996	$246,166	$291,719	$65,506	$811,353
Special Mention	—	—	—	—	—	87	—	87
Substandard	—	—	—	—	998	1,239	706	2,943
Total Residential Mortgages	$53,029	$92,341	$21,596	$40,996	$247,164	$293,045	$66,212	$814,383
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$7,838	$10,118	$4,122	$1,488	$743	$773	$—	$25,082
Special Mention	—	—	—	—	—	—	—	—
Substandard	29	—	36	—	7	—	—	72
Total Other Consumer	$7,867	$10,118	$4,158	$1,488	$750	$773	$—	$25,154
YTD Gross Charge-offs	64	67	53	12	77	26	—	299

Construction
Pass	$37,753	$126,564	$187,533	$65,011	$31,554	$7,578	$14,898	$470,891
Special Mention	—	—	661	—	—	35	—	696
Substandard	—	—	—	17,642	—	34	—	17,676
Total Construction	$37,753	$126,564	$188,194	$82,653	$31,554	$7,647	$14,898	$489,263
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$—	$—	$—	$—
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$277,595	$569,891	$458,358	$423,589	$705,226	$1,079,534	$163,264	$3,677,457
Special Mention	—	7	661	—	—	670	—	1,338
Substandard	29	—	7,588	17,642	14,991	1,324	781	42,355
Doubtful	—	—	—	12,944	—	—	500	13,444
Total Portfolio Loans	$277,624	$569,898	$466,607	$454,175	$720,217	$1,081,528	$164,545	$3,734,594
Current YTD Period:
YTD Gross Charge-offs	$64	$67	$53	$12	$77	$26	$—	$299

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of December 31:

	Risk Rating
(Dollars in Thousands)	2025	2024	2023	2022	2021	2020 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$314,624	$189,311	$335,491	$424,445	$232,130	$536,023	$47,555	$2,079,579
Special Mention	10,829	—	—	—	—	45	—	10,874
Substandard	—	9,494	—	14,321	—	46	—	23,861
Total Commercial Real Estate	$325,453	$198,805	$335,491	$438,766	$232,130	$536,114	$47,555	$2,114,314
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and Industrial
Pass	$24,231	$786	$28,939	$19,406	$9,409	$106,348	$41,780	$230,899
Special Mention	9	—	—	—	—	—	—	9
Substandard	—	—	—	13	915	21	64	1,013
Total Commercial and Industrial	$24,240	$786	$28,939	$19,419	$10,324	$106,369	$41,844	$231,921
YTD Gross Charge-offs	—	—	—	7	—	—	—	7

Residential Mortgages
Pass	$101,104	$20,369	$56,383	$262,355	$148,230	$163,744	$64,130	$816,315
Special Mention	—	—	—	—	—	89	—	89
Substandard	—	—	—	1,014	826	3,289	608	5,737
Total Residential Mortgages	$101,104	$20,369	$56,383	$263,369	$149,056	$167,122	$64,738	$822,141
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$17,463	$6,096	$2,380	$1,142	$244	$1,066	$—	$28,391
Special Mention	—	—	—	—	—	—	—	—
Substandard	2	18	—	1	4	—	—	25
Total Other Consumer	$17,465	$6,114	$2,380	$1,143	$248	$1,066	$—	$28,416
YTD Gross Charge-offs	202	181	71	334	80	11	—	879

Construction
Pass	$90,343	$192,733	$103,325	$47,124	$2,015	$7,768	$15,763	$459,071
Special Mention	—	660	—	—	—	40	—	700
Substandard	—	—	403	5,402	—	37	—	5,842
Total Construction	$90,343	$193,393	$103,728	$52,526	$2,015	$7,845	$15,763	$465,613
YTD Gross Charge-offs	—	—	—	1	—	—	—	1

Other
Pass	$—	$—	$—	$—	$—	$3,135	$—	$3,135
Special Mention	—	—	—	—	—	—	—	—
Substandard	214,020	—	—	—	—	—	—	214,020
Total Other Loans	$214,020	$—	$—	$—	$—	$3,135	$—	$217,155
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$547,765	$409,295	$526,518	$754,472	$392,028	$818,084	$169,228	$3,617,390
Special Mention	10,838	660	—	—	—	174	—	11,672
Substandard	214,022	9,512	403	20,751	1,745	3,393	672	250,498
Total Portfolio Loans	$772,625	$419,467	$526,921	$775,223	$393,773	$821,651	$169,900	$3,879,560
Current YTD Period:
YTD Gross Charge-offs	$202	$181	$71	$342	$80	$11	$—	$887

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of June 30:

(Dollars in Thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$144,769	$319,675	$244,322	$301,101	$408,250	$675,502	$28,181	$2,121,800
Nonperforming	—	—	7,552	—	13,974	36	—	21,562
Total Commercial Real Estate	$144,769	$319,675	$251,874	$301,101	$422,224	$675,538	$28,181	$2,143,362
Commercial and Industrial
Performing	$34,206	$21,200	$785	$14,993	$18,513	$104,510	$54,679	$248,886
Nonperforming	—	—	—	12,944	12	15	575	13,546
Total Commercial and Industrial	$34,206	$21,200	$785	$27,937	$18,525	$104,525	$55,254	$262,432
Residential Mortgages
Performing	$53,029	$92,341	$21,596	$40,996	$247,164	$291,806	$65,506	$812,438
Nonperforming	—	—	—	—	—	1,239	706	1,945
Total Residential Mortgages	$53,029	$92,341	$21,596	$40,996	$247,164	$293,045	$66,212	$814,383
Other Consumer
Performing	$7,838	$10,118	$4,122	$1,488	$743	$773	$—	$25,082
Nonperforming	29	—	36	—	7	—	—	72
Total Other Consumer	$7,867	$10,118	$4,158	$1,488	$750	$773	$—	$25,154
Construction
Performing	$37,753	$126,564	$188,194	$82,251	$31,554	$7,613	$14,898	$488,827
Nonperforming	—	—	—	402	—	34	—	436
Total Construction	$37,753	$126,564	$188,194	$82,653	$31,554	$7,647	$14,898	$489,263
Other
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$—	$—	$—	$—
Total Portfolio Loans
Performing	$277,595	$569,898	$459,019	$440,829	$706,224	$1,080,204	$163,264	$3,697,033
Nonperforming	29	—	7,588	13,346	13,993	1,324	1,281	37,561
Total Portfolio Loans	$277,624	$569,898	$466,607	$454,175	$720,217	$1,081,528	$164,545	$3,734,594

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
The sale of the Bank’s largest lending relationship, which was previously included in the “Other” segment, completed on March 26, 2026, resulted in a significant reduction in both substandard and nonperforming loans at June 30, 2026, compared to an aggregate principal balance of $214.0 million classified as substandard and nonperforming at December 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans at the dates presented:

	June 30, 2026
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$2,121,800	$—	$—	$—	$21,562	$2,143,362
Commercial & Industrial	248,796	90	—	90	13,546	262,432
Residential Mortgages	810,101	2,337	—	2,337	1,945	814,383
Other Consumer	24,934	86	62	148	72	25,154
Construction	488,791	36	—	36	436	489,263
Other	—	—	—	—	—	—
Total	$3,694,422	$2,549	$62	$2,611	$37,561	$3,734,594

	December 31, 2025
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$2,090,450	$3	$—	$3	$23,861	$2,114,314
Commercial & Industrial	230,749	159	—	159	1,013	231,921
Residential Mortgages	815,619	1,899	—	1,899	4,623	822,141
Other Consumer	28,124	159	108	267	25	28,416
Construction	464,265	40	868	908	440	465,613
Other	3,135	—	—	—	214,020	217,155
Total	$3,632,342	$2,260	$976	$3,236	$243,982	$3,879,560
Loans past due 90 days or more and still accruing were zero at June 30, 2026 and December 31, 2025.
There were no nonaccrual or past due loans related to loans held-for-sale as of June 30, 2026 and December 31, 2025, respectively.
The following table presents loans on nonaccrual status by portfolio segment of loan for the dates presented. There were no loans for the dates presented that were past due more than 90 days and still accruing.

	June 30, 2026			December 31, 2025
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial Real Estate	$—	$21,562	$21,562	$—	$23,861	$23,861
Commercial and Industrial	—	13,546	13,546	—	1,013	1,013
Residential Mortgages	—	1,945	1,945	2,018	2,605	4,623
Other Consumer	—	72	72	—	25	25
Construction	—	436	436	—	440	440
Other	—	—	—	—	214,020	214,020
Total Portfolio Loans	$—	$37,561	$37,561	$2,018	$241,964	$243,982
Nonaccrual loans in the “Other” segment decreased by $214.0 million, reflecting the Loan Sale Transaction completed during the first quarter of 2026. The Loan Sale Transaction also resulted in the reversal of $18.0 million of previously established specific reserves.
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
During the three and six months ended June 30, 2026 and June 30, 2025, respectively, no material interest income was recognized on nonperforming loans (“NPLs”) subsequent to their classification as nonaccrual.
The following tables present changes in the fair value of the types of collateral and DCF modeling for IELs in the (recovery) provision for credit losses on loans in the period of change.

	June 30, 2026
Collateral Type	Blanket UCC Lien on Business Assets	Single Family	Warehouse	Office Building	Multifamily	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$—	$—	$7,552	$13,973	$—	$21,525
Commercial and Industrial	13,445	—	—	—	—	13,445
Construction	—	661	—	—	17,239	17,900
Total	$13,445	$661	$7,552	$13,973	$17,239	$52,870

	December 31, 2025
Collateral Type	Equipment	Single Family	Warehouse	Office Building	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$—	$—	$9,494	$14,321	$—	$23,815
Commercial and Industrial	915	—	—	—	—	915
Residential Mortgage	—	2,018	—	—	—	2,018
Construction	—	661	—	—	—	661
Other	—	—	—	—	214,020	214,020
Total	$915	$2,679	$9,494	$14,321	$214,020	$241,429
The following tables present activity in the ACL for the periods presented:

	Three Months Ended June 30, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$22,171	$2,538	$11,761	$588	$15,445	$—	$52,503
(Recovery) Provision for Credit Losses on Loans	(286)	3,352	(44)	85	(1,097)	—	2,010
Charge-offs	—	—	—	(161)	—	—	(161)
Recoveries	248	—	2	57	511	—	818
Net Recoveries / (Charge-offs)	248	—	2	(104)	511	—	657
Balance, End of Period	$22,133	$5,890	$11,719	$569	$14,859	$—	$55,170

	Six Months Ended June 30, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial		Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$22,526	$2,790		$12,449	$638	$15,020	$18,068	$71,491
(Recovery) Provision for Credit Losses on Loans	(641)	3,100	—	(734)	108	(672)	(33,068)	(31,907)
Charge-offs	—	—		—	(299)	—	—	(299)
Recoveries	248	—		4	122	511	15,000	15,885
Net Recoveries / (Charge-offs)	248	—		4	(177)	511	15,000	15,586
Balance, End of Period	$22,133	$5,890		$11,719	$569	$14,859	$—	$55,170

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Three Months Ended June 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$20,144	$2,675	$10,843	$693	$12,049	$27,114	$73,518
Provision (Recovery) for Credit Losses on Loans	579	45	298	144	(285)	(3,111)	(2,330)
Charge-offs	—	—	—	(288)	—	—	(288)
Recoveries	—	2	2	119	—	—	123
Net Recoveries / (Charge-offs)	—	2	2	(169)	—	—	(165)
Balance, End of Period	$20,723	$2,722	$11,143	$668	$11,764	$24,003	$71,023

	Six Months Ended June 30, 2025
(Dollars in Thousands)	Commercial Real Estate		Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$20,146		$2,791	$10,389	$682	$11,297	$30,295	$75,600
Provision (Recovery) for Credit Losses on Loans	577		(67)	744	216	467	(6,292)	(4,355)
Charge-offs	—		(7)	—	(459)	(1)	—	(467)
Recoveries	—		5	10	229	1	—	245
Net (Charge-offs) / Recoveries	—		(2)	10	(230)	—	—	(222)
Balance, End of Period	$20,723	$—	$2,722	$11,143	$668	$11,764	$24,003	$71,023

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
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. As of June 30, 2026 and December 31, 2025, Level 1 fair values are available for each of the Company’s equity securities.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At June 30, 2026, OREO assets were in compliance with the OREO policy as described above, except for $0.2 million related to two residential mortgage loans that are not currently marketed for sale as the Company is still in the process of determining a market value for listing the properties.
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	June 30, 2026
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$16,153	$—	$16,153	$—
Residential Mortgage-Backed Securities	61,450	—	61,450	—
Commercial Mortgage-Backed Securities	20,910	—	20,910	—
Other Commercial Mortgage-Backed Securities	21,261	—	21,261	—
Asset Backed Securities	105,594	—	105,594	—
Collateralized Mortgage Obligations	192,539	—	192,539	—
States and Political Subdivisions	166,313	—	166,313	—
Corporate Notes	56,082	—	49,797	6,285
Total Securities Available-for-Sale	640,302	—	634,017	6,285
Equity Securities	12,676	12,676	—	—
Derivatives	10,938	—	10,938	—
Total	$663,916	$12,676	$644,955	$6,285

Liabilities
Derivatives	$11,392	$—	$11,392	$—
Total	$11,392	$—	$11,392	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2025
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$19,375	$—	$19,375	$—
Residential Mortgage-Backed Securities	76,773	—	76,773	—
Commercial Mortgage-Backed Securities	25,122	—	25,122	—
Other Commercial Mortgage-Backed Securities	24,254	—	24,254	—
Asset Backed Securities	94,797	—	94,797	—
Collateralized Mortgage Obligations	161,820	—	161,820	—
States and Political Subdivisions	234,224	—	234,224	—
Corporate Notes	55,247	—	51,967	3,280
Total Securities Available-for-Sale	691,612	—	688,332	3,280
Equity Securities	10,291	10,291	—	—
Derivatives	10,182	—	10,182	—
Total	$712,085	$10,291	$698,514	$3,280

Liabilities
Derivatives	$10,089	$—	$10,089	$—
Total	$10,089	$—	$10,089	$—
The Company invests in subordinated debt securities issued by other financial institutions that are classified as Corporate Notes in the tables above. At June 30, 2026, the Company held two such securities with an aggregate fair value of $6.3 million, and at December 31, 2025, the Company held one such security with an aggregate fair value of $3.3 million all of which were classified within Level 3 of the fair value hierarchy due to the absence of observable market inputs and limited trading activity. These Level 3 assets increased compared to December 31, 2025, reflecting the addition of a $3.0 million corporate bond during the second quarter of 2026.
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
Financial assets measured at fair value on a nonrecurring basis at the dates presented are summarized below:

	June 30, 2026
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$3,356	$3,356
Individually Evaluated Loans	$—	$—	$30,779	$30,779

	December 31, 2025
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$142	$142
Individually Evaluated Loans	$—	$—	$22,809	$22,809
The Company had three IEL relationships consisting of seven loans totaling $30.8 million that were measured at fair value on a nonrecurring basis at June 30, 2026, compared to three IEL relationships consisting of eight loans totaling $22.8 million at December 31, 2025.
The Company’s largest credit relationship, previously classified as an IEL had a net carrying value of zero at June 30, 2026, compared to $196.0 million at December 31, 2025, as a result of the Loan Sale Transaction during the first quarter of 2026. Prior to the Loan Sale Transaction, in estimating fair value, management utilized DCF techniques incorporating various assumptions related to the timing and amount of expected recoveries under multiple collection scenarios. These valuation

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
techniques resulted in a valuation allowance of zero at June 30, 2026, compared to $18.0 million at December 31, 2025, as the previously established specific reserves were released in connection with the Loan Sale Transaction during the first quarter of 2026.
OREO, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying amount of $3.4 million as of June 30, 2026, compared to $0.1 million at December 31, 2025. The increase was primarily attributable to two nonperforming residential mortgage loans totaling $2.9 million that were transferred to OREO during the first quarter of 2026.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis at the dates presented:

	June 30, 2026
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$30,779	Appraisals	Estimated Selling Costs	3.0%	—%	9.6%	6.5%
Total Individually Evaluated Loans	$30,779

OREO	$2,122	Appraisals	Estimated Selling Costs	0.0%	—%	6.0%	3.7%
OREO	143	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	1,091	Discounted Internal Valuations	Management's Subject Discount			24.0%	24.0%
Total OREO	$3,356

	December 31, 2025
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$22,809	Appraisals	Estimated Selling Costs	3.5%	—	6.0%	5.9%
Total Individually Evaluated Loans	$22,809

OREO	142	Discounted Internal Valuations	Management’s Subject Discount			5.0%	5.0%
Total OREO	$142
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
The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025 are presented in the accompanying tables. Fair values are estimated in accordance with the exit price notion under ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In accordance with U.S. GAAP, the Company is required to disclose the estimated fair value of financial instruments carried at amortized cost when quoted market prices are not readily available.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at June 30, 2026
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$276,535	$41,101	$235,434	$—	$276,535
Securities Available-for-Sale	640,302	—	634,017	6,285	640,302
Equity Securities	12,676	12,676	—	—	12,676
Loans Held-for-Sale	467	—	—	467	467
Portfolio Loans, net	3,679,424	—	—	3,586,854	3,586,854
Other Restricted Stock, at Cost	8,476	—	—	NA	NA
Other Assets- Interest Rate Derivatives	10,938	—	10,938	—	10,938
Accrued Interest Receivable	16,890	36	3,165	13,689	16,890

Financial Liabilities:
Deposits	$4,197,556	$655,482	$1,695,658	$1,861,684	$4,212,824
Other Liabilities- Interest Rate Derivatives	11,392	—	11,392	—	11,392
Accrued Interest Payable	5,891	—	—	5,891	5,891

		Fair Value Measurements at December 31, 2025
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$105,163	$36,935	$68,228	$—	$105,163
Securities Available-for-Sale	691,612	—	688,332	3,280	691,612
Equity Securities	10,291	10,291	—	—	10,291
Loans Held-for-Sale	339	—	—	339	339
Portfolio Loans, net	3,808,069	—	—	3,711,795	3,711,795
Other Restricted Stock, at Cost	16,830	—	—	NA	NA
Other Assets- Interest Rate Derivatives	10,182	—	10,182	—	10,182
Accrued Interest Receivable	17,797	—	3,683	14,114	17,797

Financial Liabilities:
Deposits	$4,210,889	$620,473	$1,688,317	$1,917,786	$4,226,576
Other Liabilities- Interest Rate Derivatives	10,089	—	10,089	—	10,089
FHLB Borrowings	178,500	—	—	178,552	178,552
Accrued Interest Payable	6,971	—	—	6,971	6,971
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
Balance Sheet Hedging Activities
The Company uses interest rate swaps as part of its interest rate risk management strategy to reduce its exposure to changes in the fair value of certain fixed-rate available-for-sale debt securities resulting from fluctuations in benchmark interest rates. During the six months ended June 30, 2026, the Company designated interest rate swaps with an aggregate notional amount of $29.9 million as fair value hedges of certain available-for-sale securities. The hedging relationships qualify for the shortcut method under ASC 815, Derivatives and Hedging, as management determined that the critical terms of the interest rate swaps and the hedged securities matched. Accordingly, changes in the fair value of the interest rate swaps are recognized in earnings and are expected to offset changes in the fair value of the hedged securities attributable to changes in the designated benchmark interest rate. Changes in the fair value of the available-for-sale securities that are not attributable to the hedged risk continue to be recognized in other comprehensive income. The Company assesses the qualifying criteria for application of the shortcut method on an ongoing basis.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables indicate the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	June 30, 2026			December 31, 2025
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	—	$—	$—	—	$—	$—
Total Derivatives Designated as Hedging Instruments	—	$—	$—	—	$—	$—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	11	$3,788	$6	3	$1,328	$—
Interest Rate Swap Contracts – Commercial Loans	54	345,176	10,932	54	352,184	10,182
Total Derivatives not Designated as Hedging Instruments	65	$348,964	$10,938	57	$353,512	$10,182

Total Derivatives	65	$348,964	$10,938	57	$353,512	$10,182

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	June 30, 2026			December 31, 2025
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	5	$29,852	$539	—	$—	$—
Total Derivatives Designated as Hedging Instruments	5	$29,852	$539	—	$—	$—

Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	11	$3,788	$6	3	$1,328	$—
Interest Rate Swap Contracts – Commercial Loans	54	345,176	10,847	54	352,184	10,089
Total Derivatives not Designated as Hedging Instruments	65	$348,964	$10,853	57	$353,512	$10,089

Total Derivatives	70	$378,816	$11,392	57	$353,512	$10,089
The following table indicates the net loss recognized within “other noninterest income or expense” for derivatives not designated as hedging instruments and the loss recognized within “interest income on taxable loans” for derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$—	$—	$—	$(140)
Total Derivative Loss Designated as Hedging Instruments	$—	$—	—	(140)

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$(6)	$(7)	6	(1)
Forward Sale Contracts – Mortgage Loans	6	7	(6)	1
Interest Rate Swap Contracts – Commercial Loans	(8)	(52)	(8)	(96)
Total Derivative Loss not Designated as Hedging Instruments	$(8)	$(52)	(8)	(96)

Net Derivative Loss	$(8)	$(52)	$(8)	$(236)
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
The following table indicates the gross amounts of derivative assets and derivative liabilities not designated as hedging instruments, the amounts offset and the carrying values included in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives		Liability Derivatives
	(Included in Other Assets)		(Included in Other Liabilities)
(Dollars in Thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments
Gross Amounts Recognized	$—	$—	$539	$—
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	$—	$—	$539	$—

Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$10,938	$10,182	$10,853	$10,089
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	$10,938	$10,182	$10,853	$10,089

Net Amount	$10,938	$10,182	$11,392	$10,089
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Noninterest-Bearing Demand	$655,482	$620,473
Interest-Bearing Demand	866,759	808,171
Money Market	510,125	553,964
Savings	318,774	326,182
Certificates of Deposit	1,846,416	1,902,099
Total	$4,197,556	$4,210,889
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposit that exceed the FDIC Insurance limit of $250,000 at June 30, 2026 and December 31, 2025 were $300.1 million and $310.7 million, respectively.
At June 30, 2026, total brokered deposits (excluding the ICS two-way) were $181.2 million, compared to $191.2 million at December 31, 2025, which are included within the “certificates of deposit” line item in the Consolidated Balance Sheets.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	June 30, 2026
2027	$1,461,236
2028	284,725
2029	56,708
2030	34,543
2031	8,820
Thereafter	384
Total	$1,846,416
Overdrafts reclassified to loans were $0.3 million at both June 30, 2026 and December 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. At June 30, 2026, the Company had no outstanding Federal Home Loan Bank (“FHLB”) borrowings, compared to $178.5 million at December 31, 2025. The $178.5 million decrease from December 31, 2025, reflects the repayment of borrowings utilizing proceeds from the Loan Sale Transaction.
FHLB borrowings consist of fixed and variable rate advances with contractual maturities and are secured by a blanket lien on select residential mortgage loans, select multifamily loans, and select commercial real estate loans. At June 30, 2026, the Company had no variable rate FHLB borrowings compared to 52.0% of total borrowings at December 31, 2025.
The FHLB assesses prepayment fees on fixed rate advances that are repaid prior to maturity. These fees are generally calculated as the net present value of the difference between current market rates and the contractual fixed rate on the applicable borrowing. During the six months ended June 30, 2026, FHLB early prepayment credits totaled $0.1 million.
Loans pledged as collateral to the FHLB totaled $1.4 billion at both June 30, 2026 and December 31, 2025. No available-for-sale securities were pledged as collateral at June 30, 2026 or December 31, 2025.
At June 30, 2026, funding sources accessible to the Company included borrowing availability at the FHLB equal to 30.0% of total assets, or $1.4 billion, subject to eligible collateral pledged. Based on eligible collateral at June 30, 2026, the Company had the capacity to borrow an additional $879.5 million from the FHLB, compared to additional borrowing capacity of $609.4 million at December 31, 2025.
During the six months ended June 30, 2026, the Company decreased its $45.0 million secured line of credit with a correspondent financial institution to $25.0 million, and during the second quarter of 2026, this line of credit was converted to an unsecured facility. In addition, a $50.0 million unsecured line of credit with an unrelated correspondent financial institution was fully reinstated. Reflecting the Company’s improved earnings performance and enhanced credit risk profile following the Loan Sale Transaction during the first quarter of 2026, the Company now maintains unsecured borrowing lines of credit totaling $105.0 million with four correspondent financial institutions, inclusive of the converted unsecured facility noted previously. The Company also continues to have access to the institutional CD market. At December 31, 2025, the Company maintained unsecured borrowing facilities with three correspondent financial institutions totaling $30.0 million, as well as a fully secured borrowing facility with one correspondent financial institution totaling $45.0 million. No amounts were outstanding under these facilities as of June 30, 2026 or December 31, 2025.
The following table represents the balance of FHLB borrowings, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
FHLB Borrowings	$—	$178,500
Weighted Average Interest Rate	—%	3.89%
FHLB Availability	$879,466	$609,392
The following table represents the balance of federal funds purchased, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Federal Funds Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$105,000	$75,000
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit represent agreements to lend to customers that generally have fixed expiration dates or other termination clauses. At June 30, 2026 and December 31, 2025, commitments to extend credit totaled $645.6 million and $771.7 million, respectively. These commitments primarily consist of lines of credit provided to customers to finance the completion of construction projects, as well as revolving lines of credit to operating companies to support working capital needs. Construction

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
related lines of credit represented $344.1 million, or 53.3%, of total commitments to extend credit at June 30, 2026, compared to $452.8 million, or 58.7%, at December 31, 2025.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. Outstanding standby letters of credit totaled $15.7 million at June 30, 2026 and $16.5 million at December 31, 2025.

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Commitments to Extend Credit	$645,609	$771,677
Standby and Performance Letter of Credit	15,709	16,507
Total	$661,318	$788,184
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
The reserve for unfunded loan commitments fluctuates primarily based on changes in construction related commitments between reporting periods. Recoveries of $0.6 million and $0.8 million were recorded for the three and six months ended June 30, 2026, respectively, reflecting decreases of $0.2 million and $0.3 million compared to the same periods in 2025.
The following table presents activity in the life-of-loss reserve for unfunded loan commitments as of and for the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$2,774	$3,072	$2,992	$3,186
Recovery for Unfunded Loan Commitments	(554)	(335)	(772)	(449)
Balance at end of period	$2,220	$2,737	$2,220	$2,737
Legal Proceedings
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of June 30, 2026, the Company is not involved in any material pending legal proceedings other than proceedings occurring in the ordinary course of business.
The Company and the Bank, along with certain unaffiliated third parties, have been named as defendants in a lawsuit filed on April 12, 2026, and subsequently amended on April 29, 2026, in the Circuit Court of Greenbrier County, West Virginia by James C. Justice, II, Cathy L. Justice, James C. Justice, III and various related entities that he and/or they own and control (such entities, the “Justice Entities” and collectively, the “Plaintiffs”). The allegations contained in the lawsuit relate to a series of loans, which were later reduced to judgments (such loans subsequently reduced to judgments, the “Judgments”) made by the Bank to certain Justice Entities that are secured by collateral pledged by certain Justice Entities and are backed by personal guarantees from James C. Justice, II and Cathy L. Justice and, in certain cases, by personal guarantees from James C. Justice,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
III. The allegations contained in the lawsuit also relate to the Loan Sale Transaction in which the Bank sold its interest in the Judgments and related collateral to one of the unaffiliated third-party defendants.
In the lawsuit the Plaintiffs allege that the Bank (i) breached an implied covenant of good faith and fair dealing, (ii) tortiously interfered with Plaintiffs’ business interests, (iii) harmed Plaintiffs through a series of allegedly misleading promises, representations and/or omissions on which Plaintiffs allegedly relied, (iv) tortiously interfered with the Plaintiffs’ business interests under agreements between Plaintiffs and the unaffiliated third-party defendants, and (v) together with the unaffiliated third-party defendants, participated in a scheme to restrain trade and competition in an alleged market in which certain collateral securing the Judgments operates. With respect to the Bank, the Plaintiffs have requested the court to rescind the Bank’s sale of the Judgments to the unaffiliated third-party purchaser and seek declaratory relief that the Plaintiffs are entitled to pay-off the Judgments at no more than the sale price. The Plaintiffs further seek injunctions against the unaffiliated third-party defendants, direct damages of at least $500 million and additional consequential and punitive damages, and payment of costs, expenses and attorneys’ fees.
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
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE INCOME
The following tables present the change in components of other comprehensive (loss) income for the periods presented, net of tax effects:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Dollars in Thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Net Unrealized Gains (Losses) Arising during the Period	$188	$(55)	$133	$(713)	$99	$(614)
Reclassification Adjustment for Losses included in Net Income	12,531	(2,632)	9,899	12,451	(2,615)	9,836
Other Comprehensive Income	$12,719	$(2,687)	$10,032	$11,738	$(2,516)	$9,222

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in Thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount

Net Unrealized Gains Arising during the Period	$5,264	$(1,141)	$4,123	$15,647	$(3,376)	$12,271
Other Comprehensive Income	$5,264	$(1,141)	$4,123	$15,647	$(3,376)	$12,271
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
U. S. Federal Statutory Rate	$7,821	21.0	$2,232	21.0	$30,927	21.0	$4,571	21.0
State and Local Income Taxes, Net of Federal Income Tax Effect[1]	2,025	5.4	130	1.2	3,511	2.4	391	1.8
Tax Credits
Rehabilitation Tax Credits, Net of Basis Reduction	2	—	(157)	(1.5)	2	—	(309)	(1.4)
Tax Credit Investment Amortization, Net of Federal Benefits	23	0.1	128	1.2	68	—	256	1.2
Change in Valuation Allowance	(869)	(2.3)	(8)	(0.1)	(824)	(0.6)	23	0.1
Nontaxable or Nondeductible Items
Tax-Exempt Interest, Net of Disallowance	(168)	(0.5)	(114)	(1.1)	(271)	(0.2)	(231)	(1.1)
Income From Bank Owned Life Insurance	(90)	(0.2)	(71)	(0.7)	(175)	(0.1)	(538)	(2.4)
Other Adjustments
Interim Period Effective Rate Adjustment	(304)	(0.8)	(27)	(0.3)	(558)	(0.4)	154	0.7
Other	(113)	(0.3)	5	0.2	(79)	—	(16)	(0.1)
Income Tax Provision and Effective Income Tax Rate	$8,327	22.4	$2,118	19.9	$32,601	22.1	$4,301	19.8
1For the three and six months ended June 30, 2026 and 2025, North Carolina comprised the majority (greater than 50%) of the tax effect in this category.
For the three and six months ended June 30, 2026, the Company recorded income tax provision of $8.3 million and $32.6 million, respectively, reflecting effective tax rates of 22.4% and 22.1%, compared to income tax provisions of $2.1 million and $4.3 million and effective tax rates of 19.9% and 19.8%, respectively, for the same periods in 2025. The effective tax rates for the 2026 periods exceeded the federal statutory rate of 21%, primarily due to state income taxes and the expiration of certain tax credits associated with historic tax credit investments. These items were partially offset by the tax benefits associated with tax-exempt interest income, BOLI income and rehabilitation tax credits. The lower effective tax rates for the comparable 2025 periods were primarily attributable to the recognition of a $1.9 million tax-free BOLI death benefit, which favorably impacted the Company’s annual effective tax rate.
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the historic tax credit (“HTC”) program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of June 30, 2026 and December 31, 2025, the Company recognized $0.3 million and $0.5 million, respectively, in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
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
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of June 30, 2026 and June 30, 2025, the Company had not recognized any non-income-tax-related activity from its HTC investments.
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
During both the three and six months ended June 30, 2026, the Company repurchased 108,601 shares of its common stock at a total cost of $2.9 million and a weighted average cost per share of $26.50.
NOTE 14 - SEGMENT REPORTING
The Company is a financial holding company and the parent company to the Bank and conducts its business solely through the Bank. As a state-chartered commercial bank, and state member of the FRB, the Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to customers. The Company operates through a single operating and reporting segment, Community Banking, that offers services which include accepting a full range of deposit products and originating commercial and consumer loans. All financial information is reported on a consolidated basis and is evaluated regularly by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance. The CODM uses the consolidated net income to benchmark the Company against its competitors. The benchmarking analysis in conjunction with monitoring of actual to budget results are used in assessment of performance and in establishing compensation. Loans, investments and deposits provide the revenues, net in the community bank’s operation. Interest expense, recovery for credit losses and salaries and employee benefits provide the significant expenses in the community bank’s operation. The results of operations for the Company’s single reporting segment are shown within the Consolidated Statements of Income and Consolidated Balance Sheets.

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
◦Financial Condition
◦Liquidity and Capital Resources
◦Contractual Obligations
◦Off-Balance Sheet Arrangements
This section reviews the Company’s financial condition and results of operations and highlights material changes in its financial condition and results of operations as of and for the three and six month periods ended June 30, 2026 and June 30, 2025. Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, certain tables may include additional periods to illustrate trends within the Company’s consolidated financial statements and related disclosures.
The results of operations presented in the consolidated financial statements are not necessarily indicative of future results.
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include statements relating to the financial consequences of the Loan Sale Transaction, Insurance Transaction and Portfolio Repositioning, including the expected enhancement of future earnings, asset yields, and net interest income from the Portfolio Repositioning, our expansion in the Carolinas and the anticipated results of such expansion, our financial condition, market conditions, results of operations, plans, including our strategic plan, brand strategy, and guiding principles and the anticipated results of the foregoing, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, loan pipeline and nonaccrual and nonperforming loans (“NPL”). Forward looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
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
•concentrations of loans secured by real estate, particularly commercial real estate loans, and the potential impacts of changes in market conditions on the value of real estate collateral;
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
Critical Accounting Estimates
The Company’s critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2026 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in its Annual Report on Form 10-K for the year ended December 31, 2025 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a financial holding company, as of October 27, 2025, headquartered in Martinsville, Virginia with assets of $4.8 billion at June 30, 2026. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 63 branches in Virginia and North Carolina. The Bank became a member of the Federal Reserve System on November 13, 2025. The Company provides a full range of commercial banking, consumer banking, mortgage and other services through the Bank. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
During 2025, the Company acquired two leased branch facilities, along with the associated deposits, located in Mooresville, North Carolina and Winston Salem, North Carolina (the “Branch Purchase”). In connection with the Branch Purchase, the Bank acquired $55.9 million in deposits, along with cash and premises and equipment associated with the branch locations, and welcomed ten associates to its team. No loans were acquired as part of the Branch Purchase. The Branch Purchase closed during the second quarter of 2025.
The Company earns revenue primarily from interest on loans and investment securities and from fees charged for financial services provided to customers. Expenses consist principally of funding costs, the provision or recovery for credit losses, compensation and benefits, occupancy and equipment, technology and data processing, regulatory assessments, and other operating expenses.
As part of its three-year strategic plan, the Company is working to elevate brand awareness by leveraging its core strengths: exceptional service and lasting customer relationships. We believe these core strengths set the Company apart in a competitive

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
landscape. The multi-year initiative aims for sustainable growth through innovation, operational excellence, and a continual focus on customer experience. A key strategy is expanding consumer and business banking to meet customers’ evolving needs. Recent milestones include comprehensive rebranding, new product and service launches, modernization of locations, and upgrades to digital platforms, which we believe have led to deeper customer engagement and increased community impact. The Company’s brand identity remains rooted in customers, associates, and communities, reflecting the Company’s dedication to delivering superior value and lasting success.
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
Following the successful Loan Sale Transaction during the first quarter of 2026, the Company entered the second quarter with enhanced liquidity and a substantially improved risk profile. During the second quarter of 2026, the Company completed the sale of its membership interest in Bearing Insurance Group, LLC (the “Insurance Transaction”) to an unaffiliated third party and used a portion of the proceeds from the Insurance Transaction to execute a strategic repositioning of a portion of its available-for-sale investment securities portfolio (the “Portfolio Repositioning”).
During the second quarter of 2026, the Company expanded its presence in the Carolinas by opening a loan production office in Greenville, South Carolina, its first physical location in the state. The office supports the Company’s strategic growth initiative by providing commercial banking services to businesses throughout the Upstate South Carolina region and reflects managements’ continued focus on expanding its commercial banking franchise in attractive growth markets.
Three strategic milestones during the first half of 2026:
Credit Risk Transformation
On March 26, 2026, the Bank completed the Loan Sale Transaction of all loans subsequently reduced to judgments related to various entities in which James C. Justice, II has an interest (such loans, subsequently reduced to judgments, the “Judgments”). The Loan Sale Transaction was completed as an absolute, “as-is, where-is” sale to an unaffiliated third party.
The Company received consideration of $289.5 million in cash in the Loan Sale Transaction. Immediately prior to the Loan Sale Transaction, the Judgments had an outstanding aggregate principal amount of $209.5 million, all of the Judgments were nonperforming and on nonaccrual status, and the Company had recorded a specific reserve with respect to the Judgments of $18.0 million as of December 31, 2025. Management’s continued focus on the resolution of this relationship has improved overall asset quality, reduced credit concentration risk and helped to optimize capital and liquidity.
Loan Sale Transaction Summary
•Received consideration of $289.5 million in cash in the Loan Sale Transaction, during the first quarter of 2026;
•Recognized a net gain on the Loan Sale Transaction of $80.0 million, comprised of:
◦$65.0 million gain on the Loan Sale Transaction; and
◦$15.0 million net recovery;
•Released $18.0 million of specific reserves related to the Judgments;
•The Loan Sale Transaction was accretive to diluted earnings per share by $3.50 for the first quarter of 2026; and
•The Loan Sale Transaction increased book value per share by $3.49 for the first quarter of 2026.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Balance Sheet Optimization
On May 1, 2026, the Company announced that it had completed the Insurance Transaction to an unaffiliated third party, effective May 1, 2026. The Company recognized a pre-tax gain of $35.9 million on the Insurance Transaction, which was recognized by the Company in its financial results for the second quarter of 2026.
Insurance Transaction Summary
•Recognized a net gain (pre-tax) from the Insurance Transaction of $35.9 million;
•The Insurance Transaction was accretive to diluted earnings per share by $1.30 for the quarter; and
•The Insurance Transaction increased tangible book value per share by $1.28.
As a result of the successful completion of the Insurance Transaction and the Loan Sale Transaction during the second and first quarters of 2026, respectively, the Company generated approximately $100.9 million of aggregate nonrecurring gains during the first six months of 2026. These gains afforded an opportunity to optimize the Company’s balance sheet, improve future earnings potential and enhance interest rate risk positioning. As part of this process, the Company completed a strategic Portfolio Repositioning, which is discussed below, during the second quarter of 2026, resulting in a pre-tax loss of $12.5 million. The Portfolio Repositioning is expected to enhance future earnings performance through improved asset yields and balance sheet positioning.
Positioning for Future Earnings Growth
In the Portfolio Repositioning, the Company sold $139.4 million in book value of securities available-for-sale with a weighted average yield of 2.28% and representing approximately 18.7% of the Company’s securities portfolio, and purchased approximately $88.5 million of securities available-for-sale with a weighted average yield of approximately 5.27%. All of the securities purchased were rated AAA or AA by a recognized credit rating agency. The Company expects to use the remaining proceeds from the Portfolio Repositioning to fund organic loan growth during the remainder of 2026.

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended June 30, 2026
•Net interest income totaled $40.0 million, an increase of $7.6 million, or 23.5% compared to the same period in 2025, despite approximately $132.6 million in commercial real estate loan payoffs during the second quarter of 2026;
•Net interest margin, increased 58 basis points to 3.38%, compared to 2.80% for the same period in 2025;
•The provision for credit losses was $2.0 million, compared to a recovery for credit losses of $2.3 million for the same period in 2025;
•Total noninterest income increased $23.8 million to $28.7 million compared to the same period in 2025 primarily due to the net gain recognized from the Insurance Transaction, during the second quarter of 2026, partially offset by the $12.5 million of losses on sales of securities recognized in connection with the Portfolio Repositioning during the second quarter of 2026;
•Total noninterest expense increased $0.7 million to $30.0 million compared to the same period in 2025; and
•Income tax provision increased $6.2 million to $8.3 million compared to $2.1 million for the same period in 2025.
Highlights for the Six Months Ended June 30, 2026
◦Net interest income totaled $75.9 million, an increase of $13.4 million, or 21.4% compared to the same period in 2025;
◦Net interest margin, increased 49 basis points to 3.23%, compared to 2.74% for the same period in 2025;

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
◦The recovery for credit losses was $31.9 million, compared to a recovery for credit losses of $4.4 million for the same period in 2025;
◦Total noninterest income increased $87.9 million to $99.7 million compared to the same period in 2025 primarily attributable to the $65.0 million gain from the Loan Sale Transaction during the first quarter of 2026 and the $35.9 million net gain recognized from the Insurance Transaction during the second quarter of 2026, partially offset by the $12.5 million of losses on sales of securities recognized in connection with the Portfolio Repositioning during the second quarter of 2026;
◦Total noninterest expense increased $3.7 million to $61.0 million compared to the same period in 2025; and
◦Income tax provision increased $28.3 million to $32.6 million compared to $4.3 million for the same period in 2025.
Balance Sheet Highlights (period-end balances, June 30, 2026 compared to December 31, 2025)
•The available-for-sale securities portfolio decreased $51.3 million and is currently 13.3% of total assets compared to 14.3% of total assets;
•Total portfolio loans decreased $145.0 million primarily due to the Loan Sale Transaction in the first quarter of 2026, partially offset by net loan growth during the first half of the year;
•The portfolio loans to deposit ratio was 89.0%, compared to 92.1%;
•Nonperforming loans (“NPLs”) decreased by $206.4 million to $37.6 million compared to $244.0 million due to the Loan Sale Transaction and NPLs to total portfolio loans were 1.01% compared to 6.29%;
•The allowance for credit losses to total portfolio loans was 1.48%, compared to 1.84%, primarily reflecting the reversal of specific reserves of $18.0 million related to the Judgments;
•Total deposits decreased $13.3 million, or 0.64%, on an annualized basis, to $4.2 billion, compared to December 31, 2025; and
•FHLB borrowings decreased $178.5 million, reflecting the repayment of borrowings utilizing proceeds from the Loan Sale Transaction.
The Company reported net income of $28.9 million, or $1.31 diluted earnings per share, and $114.7 million, or $5.18 diluted earnings per share for the three and six months ended June 30, 2026, respectively, compared to net income of $8.5 million, or $0.37 diluted earnings per share, and $17.5 million, or $0.76 diluted earnings per share, for the three and six months ended June 30, 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
PERFORMANCE RATIOS	2026	2025	2026	2025
Return on Average Assets	2.39%	0.72%	4.75%	0.75%
Return on Average Shareholders' Equity	22.01%	8.45%	48.08%	8.85%
Portfolio Loans to Deposit Ratio	88.97%	88.75%	88.97%	88.75%
Allowance for Credit Losses to Total Portfolio Loans	1.48%	1.90%	1.48%	1.90%
Nonperforming Loans to Total Portfolio Loans	1.01%	6.69%	1.01%	6.69%
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
The following table reconciles interest and dividend income, yield on interest-earning assets, net interest income, and net interest margin as reported under GAAP to the corresponding amounts presented on an FTE basis for the periods presented:

(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and Dividend Income (GAAP)	$61,491	$57,747	$120,676	$113,754
Tax Equivalent Adjustment	237	171	391	349
Interest and Dividend Income (FTE) (Non-GAAP)	$61,728	$57,918	$121,067	$114,103
Average Earning Assets	4,736,054	4,634,635	$4,742,159	$4,594,591
Yield on Interest-earning Assets (GAAP)	5.21%	5.00%	5.13%	4.99%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.23%	5.01%	5.15%	5.01%

Net Interest Income (GAAP)	$39,950	$32,359	$75,884	$62,497
Tax Equivalent Adjustment	237	171	391	349
Net Interest Income (FTE) (Non-GAAP)	$40,187	$32,530	$76,275	$62,846
Average Earning Assets	4,736,054	4,634,635	$4,742,159	$4,594,591
Net Interest Margin (GAAP)	3.38%	2.80%	3.23%	2.74%
Net Interest Margin (FTE) (Non-GAAP)	3.40%	2.82%	3.24%	2.76%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table presents average balances, interest income and expense, and average yields and rates on interest-earning assets and interest-bearing liabilities for the periods presented:

(Dollars in Thousands)	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$291,575	$2,712	3.73%	$58,006	$643	4.45%
Tax-Free Investment Securities[2]	37,890	488	5.17%	11,622	85	2.93%
Taxable Investment Securities	671,139	5,323	3.18%	818,588	6,796	3.33%
Total Securities	709,029	5,811	3.29%	830,210	6,881	3.32%
Commercial Real Estate	2,155,650	31,936	5.94%	1,986,702	30,522	6.16%
Commercial & Industrial[2]	251,682	3,769	6.01%	204,287	3,404	6.68%
Residential Mortgage	820,831	8,739	4.27%	811,414	8,581	4.24%
Other Consumer	25,246	285	4.53%	27,883	389	5.60%
Construction	473,565	8,348	7.07%	429,511	7,358	6.87%
Other	—	—	—%	278,194	—	—%
Total Loans[1]	3,726,974	53,077	5.71%	3,737,991	50,254	5.39%
Other Restricted Stock, at Cost	8,476	128	6.06%	8,428	140	6.66%
Total Interest-Earning Assets	4,736,054	$61,728	5.23%	4,634,635	$57,918	5.01%
Noninterest Earning Assets	120,968			126,303
Total Assets	$4,857,022			$4,760,938

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$900,160	$3,400	1.51%	$805,749	$3,661	1.82%
Money Market	511,221	2,522	1.98%	536,366	3,510	2.62%
Savings	325,283	130	0.16%	347,863	129	0.15%
Certificates of Deposit	1,872,499	15,350	3.29%	1,885,486	16,759	3.57%
Total Interest-Bearing Deposits	3,609,163	21,402	2.38%	3,575,464	24,059	2.70%
FHLB Borrowings	—	—	—%	108,753	1,186	4.37%
Other Borrowings	10,775	139	5.17%	10,713	143	5.35%
Total Borrowings	10,775	139	5.17%	119,466	1,329	4.46%
Total Interest-Bearing Liabilities	3,619,938	21,541	2.39%	3,694,930	25,388	2.76%
Noninterest-Bearing Liabilities	710,174			662,168
Shareholders' Equity	526,910			403,840
Total Liabilities and Shareholders' Equity	$4,857,022			$4,760,938
Net Interest Income[2]		$40,187			$32,530
Net Interest Margin[2]			3.40%			2.82%
Net Interest Spread			2.84%			2.25%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21%.
Net interest income for the three months ended June 30, 2026 increased $7.6 million, or 23.5%, to $40.0 million, compared to $32.4 million for the same period in 2025. On a fully taxable equivalent (“FTE”) basis (non-GAAP), net interest income increased $7.7 million, or 23.5%, to $40.2 million, compared to $32.5 million for the second quarter of 2025.
The increase was primarily attributable to higher average interest-earning assets, led by growth in the commercial real estate, commercial and industrial, construction, and residential mortgage loan portfolios, as well as a reduction in the average costs of interest-bearing liabilities. The average yield on total interest-earning assets increased 22 basis points to 5.23% from 5.01% primarily as a result of the redeployment of funds from the Loan Sale Transaction, while the average cost of total interest-bearing liabilities declined 37 basis points to 2.39% from 2.76%, primarily due to continued reductions in funding costs, as well as stabilization in deposit pricing, partially reflecting the broader interest rate environment, resulting in expansion of the net interest margin to 3.40%, compared to 2.82% for the second quarter of 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average loan balances decreased compared to the prior-year quarter, as a result of the Loan Sale Transaction, and the average yield on total loans improved to 5.71% from 5.39%, reflecting higher market interest rates on new originations and portfolio mix. While average security balances declined from the prior-year period, the Company’s strategic balance sheet initiatives, including the second quarter Portfolio Repositioning of a portion of the available-for-sale securities portfolio into higher-yielding investments, are expected to enhance future interest income. In addition, interest-bearing deposits with banks increased from the prior-year period due to elevated liquidity following the Company’s strategic transactions completed during the first half of 2026.
Funding costs continued to improve during the quarter as the average costs of interest-bearing liabilities declined to 2.39% from 2.76%, and the Company eliminated FHLB borrowings outstanding compared to the prior-year quarter, further reducing interest expense.

(Dollars in Thousands)	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$184,375	$3,405	3.72%	$62,670	$1,391	4.48%
Tax-Free Investment Securities[2]	24,769	571	4.65%	11,642	169	2.93%
Taxable Investment Securities	702,290	10,905	3.13%	813,269	13,451	3.34%
Total Securities	727,059	11,476	3.18%	824,911	13,620	3.33%
Commercial Real Estate	2,148,588	63,623	5.97%	1,941,884	59,702	6.20%
Commercial & Industrial[2]	245,345	7,715	6.34%	205,771	6,624	6.49%
Residential Mortgage	825,567	17,467	4.27%	811,584	17,080	4.24%
Other Consumer	25,882	564	4.39%	28,104	808	5.80%
Construction	470,567	16,444	7.05%	434,919	14,626	6.78%
Other	102,574	—	—%	277,279	—	—%
Total Loans[1]	3,818,523	105,813	5.59%	3,699,541	98,840	5.39%
Other Restricted Stock, at Cost	12,202	373	6.16%	7,469	252	6.80%
Total Interest-Earning Assets	4,742,159	$121,067	5.15%	4,594,591	$114,103	5.01%
Noninterest Earning Assets	125,430			124,048
Total Assets	$4,867,589			$4,718,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$859,541	$6,109	1.43%	$775,490	$7,047	1.83%
Money Market	539,003	5,497	2.06%	530,944	6,829	2.59%
Savings	326,206	241	0.15%	351,473	242	0.14%
Certificates of Deposit	1,884,958	31,110	3.33%	1,901,751	34,964	3.71%
Total Interest-Bearing Deposits	3,609,708	42,957	2.40%	3,559,658	49,082	2.78%
FHLB Borrowings	79,575	1,556	3.94%	89,400	1,888	4.26%
Other Borrowings	10,822	279	5.20%	10,566	287	5.48%
Total Borrowings	90,397	1,835	4.09%	99,966	2,175	4.39%
Total Interest-Bearing Liabilities	3,700,105	44,792	2.44%	3,659,624	51,257	2.82%
Noninterest-Bearing Liabilities	686,538			661,308
Shareholders' Equity	480,946			397,707
Total Liabilities and Shareholders' Equity	$4,867,589			$4,718,639
Net Interest Income[2]		$76,275			$62,846
Net Interest Margin[2]			3.24%			2.76%
Net Interest Spread			2.71%			2.19%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21%.
Net interest income for the six months ended June 30, 2026 increased $13.4 million, or 21.4% to $75.9 million, compared to $62.5 million for the same period in 2025. On an FTE basis (non-GAAP), net interest income increased $13.4 million, or 21.4%, to $76.3 million, compared to $62.8 million for the same period in 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The increase was primarily driven by growth in average interest-earning assets and lower funding costs. Average interest-earning assets increased to $4.7 billion from $4.6 billion, while the average yield on interest-earning assets increased 14 basis points to 5.15% from 5.01%. At the same time, the average cost of total interest-bearing liabilities declined 38 basis points to 2.44% from 2.82%, contributing to an increase in the net interest margin to 3.24%, compared to 2.76% for the same period in 2025.
Average loan balances increased across the commercial real estate, commercial and industrial, construction and residential mortgage portfolios, with the average yield on total loans improving to 5.59% from 5.39%. While average securities balances declined from the prior-year period, the Company’s strategic balance sheet initiatives, including the second quarter Portfolio Repositioning into higher-yielding investments, are expected to enhance future interest income. Average interest-bearing deposits with banks also increased as excess liquidity generated from the Company’s strategic transactions was deployed into higher-yielding interest-bearing accounts.
Interest expense declined as deposit pricing improved and average FHLB borrowings were lower than the prior-year period, reflecting the Company’s continued emphasis on optimizing its funding mix and reducing overall funding costs.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
(Dollars in Thousands)	Volume[3]	Rate[3]	Increase/ (Decrease)	Volume[3]	Rate[3]	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$2,188	$(119)	$2,069	$2,283	$(269)	$2,014
Tax-free Investment Securities[2]	301	102	403	265	137	402
Taxable Investment Securities	(1,180)	(293)	(1,473)	(1,758)	(788)	(2,546)
Total Securities	(879)	(191)	(1,070)	(1,493)	(651)	(2,144)
Commercial Real Estate	2,531	(1,117)	1,414	6,181	(2,260)	3,921
Commercial & Industrial[2]	734	(369)	365	1,248	(157)	1,091
Residential Mortgages	100	58	158	295	92	387
Other Consumer	(35)	(69)	(104)	(60)	(184)	(244)
Construction	772	218	990	1,231	587	1,818
Other	—	—	—	—	—	—
Total Loans[1]	4,102	(1,279)	2,823	8,895	(1,922)	6,973
Other Restricted Stock, at Cost	1	(13)	(12)	147	(26)	121
Total Interest-Earning Assets	$5,412	$(1,602)	$3,810	$9,832	$(2,868)	$6,964

Interest Paid on:
Interest-Bearing Demand	$399	$(660)	$(261)	$709	$(1,647)	$(938)
Money Market	(159)	(829)	(988)	103	(1,435)	(1,332)
Savings	(8)	9	1	(18)	17	(1)
Certificates of Deposit	(114)	(1,295)	(1,409)	(306)	(3,548)	(3,854)
Total Interest-Bearing Deposits	118	(2,775)	(2,657)	488	(6,613)	(6,125)
Federal Home Loan Bank Borrowings	(593)	(593)	(1,186)	(198)	(134)	(332)
Federal Funds Purchased	—	—	—	—	—	—
Other Borrowings	1	(5)	(4)	7	(15)	(8)
Total Borrowings	(592)	(598)	(1,190)	(191)	(149)	(340)
Total Interest-Bearing Liabilities	$(474)	$(3,373)	$(3,847)	$297	$(6,762)	$(6,465)
Change in Net Interest Margin (FTE) [2]	$5,886	$1,771	$7,657	$9,535	$3,894	$13,429
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
Provision (Recovery) for Credit Losses
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
The following table presents information regarding the provision (recovery) for credit losses and net (recoveries) / charge-offs for the periods presented:

(Dollars in Thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Provision (Recovery) for Credit Losses	$2,010	$(2,330)	$4,340	$(31,907)	$(4,355)	$(27,552)
Recovery for Unfunded Loan Commitments	(554)	(335)	(219)	(772)	(449)	(323)
Total Provision (Recovery) for Credit Losses on Loans	1,456	(2,665)	4,121	(32,679)	(4,804)	(27,875)
Provision for Securities	—	—	—	—	—	—
Total Provision (Recovery) for Credit Losses	$1,456	$(2,665)	$4,121	$(32,679)	$(4,804)	$(27,875)

Net Loan (Recoveries) / Charge-offs	$(657)	$165	$(822)	$(15,586)	$222	$(15,808)
Net Loan (Recoveries) / Charge-offs (annualized) / Average Portfolio Loans	(0.07)%	0.02%		(0.82)%	0.01%
During the three months ended June 30, 2026, the Company recorded a provision for credit losses of $2.0 million, compared to a recovery of $2.3 million for the same period in 2025. The provision for the quarter ended June 30, 2026 was primarily attributable to a commercial and industrial credit relationship consisting of three loans that transferred to NPL status during the quarter, resulting in the establishment of a $3.1 million specific reserve. This increase was partially offset by $0.7 million net recoveries received during the period. During the six months ended June 30, 2026, the Company recorded a recovery for credit losses of $31.9 million, compared to a recovery of $4.3 million for the same period in 2025. The recovery for credit losses during the six months ended June 30, 2026 primarily reflects the release of previously established specific reserves of $18.0 million, as well as a $15.0 million net recovery associated with the Judgments, in each case related to the Loan Sale Transaction. This recovery was offset by the previously mentioned $3.1 million specific reserve recorded in the second quarter. The recovery for credit losses in the first six months of 2025 was primarily driven by a decline in the Other segment reserve rate, specifically the Company’s former largest nonperforming credit relationship due to curtailment payments received during the period.
The Company also recorded a recovery for unfunded loan commitments of $0.6 million and $0.8 million for the three and six months ended June 30, 2026, respectively compared to $0.3 million and $0.4 million for the same periods in 2025, respectively. The increases from the three and six months ended June 30, 2025 were primarily due to a reduction in unfunded loan commitments, which is reflective of the increase in construction loans in the loan composition.
As a result of these factors, the allowance for credit losses to total portfolio loans declined to 1.48% at June 30, 2026 from 1.90% at June 30, 2025. While the Company recorded a provision for credit losses during the second quarter of 2026, the year-to-date recovery for credit losses, primarily driven by the first quarter of 2026 Loan Sale Transaction and related reserve release and recovery discussed above, remained a significant contributor to earnings for the six months ended June 30, 2026.
Net recoveries totaled $0.7 million and $15.6 million for the three and six months ended June 30, 2026, respectively, compared to net charge-offs of $0.2 million for both the three and six months ended June 30, 2025. Net recoveries (annualized) to average portfolio loans, were 0.07% and 0.82% for the three and six months ended June 30, 2026, respectively, compared to net charge-offs of 0.02% and 0.01% for the same periods in 2025, respectively.
See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Income

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gain on the Insurance Transaction	$35,949	$—	$35,949	NM	$35,949	$—	$35,949	NM
Gain on the Loan Sale Transaction	—	—	—	NM	65,000	—	65,000	NM
Losses on Sales of Securities, net	(12,531)	—	(12,531)	NM	(12,451)	—	(12,451)	NM
Service Charges, Commissions and Fees	2,491	1,765	726	41.1%	4,619	3,639	980	26.9%
Debit Card Interchange Fees	2,063	1,942	121	6.2%	4,211	4,046	165	4.1%
Insurance Commissions	164	714	(550)	(77.0)%	1,118	1,058	60	5.7%
Bank Owned Life Insurance Income	457	357	100	28.0%	893	698	195	27.9%
Other	137	130	7	5.4%	365	2,368	(2,003)	(84.6)%
Total Noninterest Income	$28,730	$4,908	$23,822	485.4%	$99,704	$11,809	$87,895	744.3%
NM- Not Meaningful
Noninterest income for the three months ended June 30, 2026 totaled $28.7 million, an increase of $23.8 million compared to the same period in 2025. The increase was primarily attributable to the $35.9 million net gain recognized on the Insurance Transaction and a $0.7 million increase in service charges on deposit accounts, partially offset by the $12.5 million loss on the sale of securities recognized in connection with the Portfolio Repositioning completed during the second quarter of 2026 and a $0.6 million decline in insurance commissions. The decrease in insurance commissions primarily reflected the Insurance Transaction, which reduced ongoing insurance commission income.
For the six months ended June 30, 2026, noninterest income totaled $99.7 million, compared to $11.8 million for the same period in 2025. The increase was primarily attributable to the $65.0 million gain recognized on the Loan Sale Transaction during the first quarter of 2026, the $35.9 million net gain recognized on the Insurance Transaction during the second quarter of 2026, and a $1.0 million increase in service charges on deposit accounts. These increases were partially offset by the $12.5 million loss on the sale of securities recognized in connection with the Portfolio Repositioning during the second quarter of 2026 and the $1.9 million BOLI death benefit recognized during the first quarter of 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

(Dollars in Thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and Employee Benefits	$14,051	$14,082	$(31)	(0.2)%	$28,966	$27,739	$1,227	4.4%
Occupancy Expense, net	4,584	4,230	354	8.4%	9,445	8,702	743	8.5%
FDIC Insurance Expense	(241)	1,436	(1,677)	(116.8)%	1,269	2,866	(1,597)	(55.7)%
Other Taxes	776	922	(146)	(15.8)%	1,701	1,869	(168)	(9.0)%
Advertising Expense	820	708	112	15.8%	1,746	1,619	127	7.8%
Telephone Expense	278	307	(29)	(9.4)%	570	611	(41)	(6.7)%
Professional and Legal Fees	2,053	1,921	132	6.9%	3,599	3,151	448	14.2%
Data Processing	2,177	1,395	782	56.1%	4,030	2,839	1,191	42.0%
Debit Card Expense	1,072	991	81	8.2%	2,073	1,983	90	4.5%
Other	4,416	3,312	1,104	33.3%	7,599	5,967	1,632	27.4%
Total Noninterest Expense	$29,986	$29,304	$682	2.3%	$60,998	$57,346	$3,652	6.4%
Noninterest expense for the three months ended June 30, 2026 totaled $30.0 million, an increase of $0.7 million compared to the same period in 2025. The increase was primarily driven by $1.1 million of higher other noninterest expense, $0.8 million of higher data processing expense and $0.4 million of higher occupancy expense, partially offset by a $1.7 million decline in FDIC insurance expense.
FDIC insurance expense declined during the second quarter of 2026, primarily reflecting the favorable impact of the Company’s improved risk profile following the Loan Sale Transaction completed during the first quarter of 2026, which reduced FDIC assessment costs. Other noninterest expense increased primarily due to a $0.8 million write-down of an OREO property based on an updated appraisal received during the second quarter of 2026, as well as a $0.5 million write-down on a closed corporate office building. Data processing expense increased due to new and expanded service agreements implemented in early 2026. Occupancy expense increased primarily as a result of higher costs associated with service agreements, software licenses, maintenance contracts, and other infrastructure investments.
For the six months ended June 30, 2026, noninterest expense totaled $61.0 million, compared to $57.3 million for the same period in 2025, an increase of $3.7 million. The increase primarily reflected $1.6 million of higher other noninterest expense, $1.2 million of higher data processing expense, $1.2 million of higher salaries and employee benefits, $0.7 million of higher occupancy expense and $0.4 million of higher professional and legal fees, partially offset by a $1.6 million decline in FDIC insurance expense.
Consistent with the quarterly discussion above, other noninterest expense increased primarily due to the OREO property write-down and the write-down on the closed corporate office building, while data processing expense increased due to new and expanded service agreements implemented in early 2026. Occupancy expense increased primarily as a result of higher costs associated with service agreements, software licenses, maintenance contracts, and related infrastructure investments. Salaries and employee benefits increased primarily due to higher incentive compensation, increased medical benefit costs and annual merit increases, partially offset by higher deferred costs on loan originations. Professional and legal fees increased primarily due to costs associated with the Loan Sale Transaction and higher expenses related to the management of special assets. FDIC insurance expense declined as a result of the Company’s improved risk profile following the Loan Sale Transaction completed during the first quarter of 2026.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Provision for Income Taxes
The provision for income taxes increased $6.2 million and $28.3 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily attributable to higher pre-tax income, which increased $26.6 million and $125.5 million for the three and six month periods, respectively.
For the three months ended June 30, 2026, the increase in pre-tax income was primarily driven by the Insurance Transaction, which resulted in a $35.9 million pre-tax gain, partially offset by a $12.5 million pre-tax loss recognized in connection with the strategic Portfolio Repositioning completed during the second quarter of 2026.
For the six months ended June 30, 2026, the increase in pre-tax income primarily reflected the first quarter 2026 Loan Sale Transaction, which resulted in a $65.0 million gain on sale, an $18.0 million release of specific reserves, and a $15.0 million recovery for credit losses. In addition, the second quarter Insurance Transaction resulted in a $35.9 million pre-tax gain, partially offset by the $12.5 million loss recognized in connection with the strategic Portfolio Repositioning. Comparability to the prior-year period was also affected by a $1.9 million tax-exempt gain recognized on a BOLI death benefit during the first quarter of 2025.
The effective income tax rate was 22.4% and 22.1% for the three and six months ended June 30, 2026, respectively compared to 19.9% and 19.8% for the same periods in 2025. The effective tax rates for 2026 exceeded the statutory federal tax rate of 21.0%, primarily due to state income taxes and the expiration of certain tax credits associated with historic tax credit investments. These items were partially offset by the tax benefits associated with tax-exempt interest income, BOLI income and rehabilitation tax credits. In contrast, the effective tax rate for the prior-year periods benefited from the $1.9 million tax-exempt BOLI death benefit recognized during the first quarter of 2025.
The $0.8 million reversal of a federal valuation allowance related to the realization of capital loss carryforwards from prior tax years, which were created by the exit of tax equity investments and sales of securities. Management assesses all available positive and negative evidence to estimate whether sufficient taxable income of the appropriate character would be available to utilize the capital loss carryforwards prior to their expiration. Management believes that the gains resulting from the second quarter Insurance Transaction create sufficient capital gain income to realize the entirety of the capital loss carryforwards. Consequently, the $0.8 million federal valuation allowance was reversed.
Refer to Note 12, Provision for Income Taxes, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Financial Condition
June 30, 2026
Total assets were $4.8 billion at June 30, 2026, a decrease of $50.0 million, or 1.0%, from $4.9 billion at December 31, 2025. The decrease primarily reflected lower portfolio loans and available-for-sale securities partially offset by higher cash and cash equivalents, higher other real estate owned, and increased interest-bearing deposits with other financial institutions.
Total cash and cash equivalents increased $171.4 million, or 163.0%, to $276.5 million at June 30, 2026, from $105.2 million at December 31, 2025. The increase primarily reflected liquidity generated from the Loan Sale Transaction during the first quarter of 2026 and the Insurance Transaction during the second quarter of 2026. A portion of these proceeds were strategically redeployed from Federal Reserve Bank excess reserve balances into higher-yielding interest-bearing deposits with other financial institutions.
Available-for-sale securities decreased $51.3 million, or 7.4%, to $640.3 million at June 30, 2026. During the second quarter of 2026, the Company completed the Portfolio Repositioning of approximately $139.4 million of lower-yielding available-for-sale securities, recognizing a pre-tax loss while reinvesting a portion of the proceeds into higher-yielding securities. This Portfolio Repositioning is expected to enhance future net interest income and improve the overall earning asset mix. Available-for-sale securities represented 13.3% of total assets at June 30, 2026, compared to 14.3% at December 31, 2025. FHLB stock, included

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
in Other Restricted Stock, at cost on the Consolidated Balance Sheets, declined $8.4 million in line with lower borrowing levels.
Portfolio loans decreased $145.0 million, or 7.5% annualized, to $3.7 billion at June 30, 2026, compared to $3.9 billion at December 31, 2025. The decline primarily reflected the first quarter Loan Sale Transaction. Excluding the Loan Sale Transaction, the Company continued to generate organic loan growth through new loan originations, partially offset by normal loan repayments and payoffs.
The allowance for credit losses decreased $16.3 million, or 22.8%, to $55.2 million at June 30, 2026. The decline primarily reflected the Loan Sale Transaction during the first quarter of 2026, including the associated release of specific reserves, partially offset by provision recorded during the second quarter related to a commercial and industrial lending relationship that migrated to nonperforming status.
Total deposits decreased $13.3 million, or 0.6% annualized, to $4.2 billion at June 30, 2026. The decrease was primarily attributable to declines in certificates of deposit and savings balances, partially offset by growth in noninterest-bearing demand deposits and interest-bearing demand deposits. The Company continues to maintain a stable and diversified deposit base.
On the funding side, the Company had no FHLB borrowings outstanding at June 30, 2026, as higher cost wholesale borrowings were repaid with proceeds from the Company’s recent strategic transactions, improving its funding profile and reducing interest expense.
Shareholders’ equity increased $119.4 million, or 28.5%, to $539.1 million at June 30, 2026. The increase was primarily attributable to net income generated during the first six months of 2026 and an improvement in accumulated other comprehensive loss primarily resulting from the Portfolio Repositioning as well as changes in the fair value of the available-for-sale securities portfolio partially offset by dividends declared and share repurchases.
At June 30, 2026, approximately 82.3% of total deposits were insured under FDIC insurance coverage limits, while approximately 17.7% of total deposits were uninsured. At December 31, 2025, approximately 81.3% of total deposits were insured under FDIC insurance coverage limits, while approximately 18.7% of total deposits were uninsured.
Securities
The following table presents the composition of available-for-sale securities at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025	$ Change
U.S. Government Agency Securities	$16,153	$19,375	$(3,222)
Residential Mortgage-Backed Securities	61,450	76,773	(15,323)
Commercial Mortgage-Backed Securities	20,910	25,122	(4,212)
Other Commercial Mortgage-Backed Securities	21,261	24,254	(2,993)
Asset Backed Securities	105,594	94,797	10,797
Collateralized Mortgage Obligations	192,539	161,820	30,719
States and Political Subdivisions	166,313	234,224	(67,911)
Corporate Notes	56,082	55,247	835
Total	$640,302	$691,612	$(51,310)
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
The securities portfolio totaled $640.3 million at June 30, 2026, a net decrease of $51.3 million from December 31, 2025. During the second quarter of 2026, the Company completed a strategic Portfolio Repositioning of a portion of its available-for-sale securities portfolio, selling approximately $139.4 million of lower-yielding securities and purchasing approximately $88.5

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
million of higher-yielding securities. The Portfolio Repositioning resulted in a $12.5 million pre-tax loss and is expected to enhance future net interest income through improved portfolio yields. The Portfolio Repositioning is discussed further in the “Overview and Strategy” section. The Portfolio Repositioning, together with normal principal repayments, calls, maturities and amortization, resulted in the decline in the securities portfolio during the period. Securities represented 13.3% of total assets at June 30, 2026 compared to 14.3% at December 31, 2025.
Total gross unrealized gains in the available-for-sale portfolio were $1.6 million at June 30, 2026, offset by $43.6 million of gross unrealized losses, compared to gross unrealized gains of $0.4 million and gross unrealized losses of $54.2 million at December 31, 2025. Although increases in intermediate and long-term market interest rates during the six months ended June 30, 2026 would have increased unrealized losses on the remaining portfolio, gross unrealized losses declined overall as a result of the Company’s strategic Portfolio Repositioning, which realized a portion of previously existing unrealized losses through the sale of securities.
Management believes the unrealized losses on debt securities at June 30, 2026 are temporary and primarily attributable to changes in market interest rates since the securities were purchased rather than deterioration in credit quality. Approximately 48.0% of the securities portfolio is comprised of obligations issued by U.S. government sponsored entities that carry implicit government guarantees. States and political subdivision securities represent 26.0% of the portfolio and consist primarily of general obligation and essential purpose revenue bonds, which have historically demonstrated strong credit performance and are predominantly rated AA and AAA. The Company has the ability and intent to hold these securities until recovery of their amortized cost basis through maturity or sale.
Unrealized losses remained concentrated primarily in securities with intermediate and long-term maturities, whose market values are most sensitive to movements in the U.S. Treasury yield curve, particularly the five year and ten year maturities. During the six months ended June 30, 2026, intermediate-term Treasury yields increased, creating additional valuation pressure on the remaining securities portfolio. At June 30, 2026, the five and ten-year U.S. Treasury yields were 4.19% and 4.44%, respectively, compared to 3.73% and 4.18%, respectively, at December 31, 2025. The increase of approximately 46 basis points in the five year yield and 26 basis points in the ten year yield would generally be expected to increase unrealized losses, particularly for longer duration securities such as municipal bonds. However, the Company’s strategic Portfolio Repositioning during the period ended June 30, 2026 reduced the overall gross unrealized loss balance by realizing a portion of previously existing unrealized losses through the sale of selected securities.
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
If any impairment of securities were determined to be credit related, the Company would recognize an ACL through recovery or provision for credit losses in the period an impairment is identified, while any non-credit related impairment would be recorded in accumulated other comprehensive loss, net of applicable taxes. At June 30, 2026 and December 31, 2025, the Company had no credit related impairments in its securities portfolio.
Under Basel III capital rules, most banking organizations are permitted to make a one-time election to retain the existing regulatory capital treatment for accumulated other comprehensive loss. The Company elected to retain this treatment, under which accumulated other comprehensive loss is excluded from regulatory capital. As a result, changes in unrealized gains and losses on available-for-sale securities do not affect regulatory capital levels, therefore reducing capital volatility associated with interest rate movements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Commercial
Commercial Real Estate	$2,143,362	$2,114,314
Commercial and Industrial	262,432	231,921
Total Commercial Loans	2,405,794	2,346,235
Consumer
Residential Mortgages	814,383	822,141
Other Consumer	25,154	28,416
Total Consumer Loans	839,537	850,557
Construction	489,263	465,613
Other	—	217,155
Total Portfolio Loans	3,734,594	3,879,560
Loans Held-for-Sale	467	339
Total Loans	$3,735,061	$3,879,899
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
Total portfolio loans decreased $145.0 million to $3.7 billion at June 30, 2026, compared to December 31, 2025 largely reflecting the Loan Sale Transaction completed during the first quarter of 2026, partially offset by net loan growth during the first half of the year.
The Company actively monitors the loan portfolio in light of changing market conditions, borrower performance, and the interest rate environment. At June 30, 2026, the loan portfolio consisted of 21.0% floating rates loans that reprice monthly, 37.4% variable rate loans that reprice at least once during the life of the loan, and 41.6% fixed rate loans.
CRE loans represented 57.4% of total portfolio loans at June 30, 2026, compared to 54.5% at December 31, 2025. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant exposure. Collateral securing CRE loans is geographically concentrated primarily in North Carolina, Virginia and South Carolina and includes properties within the retail/restaurant, warehouse, hospitality, multifamily, office, and long-term care sectors.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables present the Company's CRE loan portfolio by collateral type, including outstanding balances, loans classified as special mention or substandard, and the related percentages by collateral category as of the dates presented:

	June 30, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$529,426	$110	$—	$36,181	$—	$565,717	$56,591	21.2%
Warehouse	483,322	—	—	42,103	—	525,425	17,664	19.6%
Hospitality	283,595	—	—	27,771	—	311,366	2,742	11.6%
Multifamily	364,039	—	—	78,315	—	442,354	51,919	16.5%
Office	202,700	—	—	3,136	—	205,836	28,727	7.7%
Land	606	—	—	114,537	—	115,143	36	4.3%
Single Family	24,135	4	63,848	30,110	—	118,097	383	4.4%
Country Club	3,320	—	—	—	—	3,320	—	0.1%
Long-term Care	70,202	—	—	60,353	—	130,555	—	4.9%
Other	178,876	57	1,696	78,459	—	259,088	145	9.7%
Total	$2,140,221	$171	$65,544	$470,965	$—	$2,676,901	$158,207	100.0%

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$501,030	$114	$—	$49,172	$3,135	$553,451	$6	20.0%
Warehouse	460,244	—	—	40,472	—	500,716	9,568	18.1%
Hospitality	280,803	—	—	41,192	51,552	373,547	51,552	13.5%
Multifamily	348,794	—	—	86,679	—	435,473	5,402	15.7%
Office	217,092	—	—	—	508	217,600	25,658	7.9%
Land	809	—	—	101,073	36,619	138,501	36,660	5.0%
Single Family	33,420	—	62,072	15,144	13,367	124,003	13,460	4.5%
Country Club	3,346	—	—	—	45,002	48,348	45,002	1.7%
Long-term Care	59,409	—	—	37,232	—	96,641	—	3.5%
Other	208,907	73	—	70,835	—	279,815	—	10.1%
Total	$2,113,854	$187	$62,072	$441,799	$150,183	$2,768,095	$187,308	100.0%
The decrease in the CRE loan portfolio at June 30, 2026 is primarily related to the Other segment reducing to zero due to the Loan Sale Transaction, partially offset by an increase in CRE construction loans.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Aggregate commitments to the Company’s top 10 credit relationships totaled $472.4 million, representing 12.65% of gross loans at June 30, 2026, compared to $477.6 million, or 12.31% of gross loans, at December 31, 2025. The following table reflects the impacts of the Loan Sale Transaction, which resulted in elimination of the Company’s largest nonperforming loan relationship and a meaningful decline in borrower concentration. Prior to the Loan Sale Transaction, the top 10 relationships to total gross loans at December 31, 2025 was 17.00%.
The following table summarizes our top 10 relationships and a description of industries represented at the dates presented:

	For the Periods Ending
Dollars in Thousands	June 30, 2026	December 31, 2025	Change	June 30, 2026 % of Gross Loans	June 30, 2026 % of RBC
1. Multifamily	$58,475	$58,610	$(135)	1.57%	9.43%
2. Retail & Office	53,637	54,838	(1,201)	1.44%	8.65%
3. Retail & Warehouse	47,725	38,656	9,069	1.28%	7.70%
4. Warehouse	47,120	47,969	(849)	1.26%	7.59%
5. Warehouse	44,991	46,687	(1,696)	1.20%	7.25%
6. Healthcare	44,779	44,779	—	1.20%	7.22%
7. Land & Self-Storage	44,625	47,392	(2,767)	1.19%	7.20%
8. Multifamily	44,504	44,842	(338)	1.19%	7.18%
9. Long-Term Care	43,618	46,199	(2,581)	1.17%	7.03%
10. Retail & Office	42,919	47,619	(4,700)	1.15%	6.92%
Top Ten (10) Relationships	$472,393	$477,591	$(5,198)	12.65%	76.17%
Total Gross Loans	$3,735,061	$3,879,899	$(144,838)
% of Total Gross Loans	12.65%	12.31%	0.34%
Concentration (25% of Risk Based Capital ("RBC"))	$155,041	$128,431
Unfunded loan commitments on lines of credit were $564.5 million at June 30, 2026 as compared to $643.9 million at December 31, 2025. The majority of unused commitments relate to construction lines of credit, which are expected to be funded as projects progress toward completion.
Total line of credit utilization was 55.1% at June 30, 2026, compared to 53.2% at December 31, 2025. Utilization of commercial operating lines of credit was 55.0% at June 30, 2026, compared to 52.8% at December 31, 2025.
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
Nonperforming assets consist of NPLs and other real estate owned (“OREO”). The following table summarizes nonperforming assets at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025	Change
Nonaccrual Loans
Commercial Real Estate	$21,562	$23,861	$(2,299)
Commercial and Industrial	13,546	1,013	12,533
Residential Mortgages	1,945	4,623	(2,678)
Other Consumer	72	25	47
Construction	436	440	(4)
Other	—	214,020	(214,020)
Total Nonperforming Loans	37,561	243,982	(206,421)
Other Real Estate Owned	3,356	142	3,214
Total Nonperforming Assets	$40,917	$244,124	$(203,207)
At June 30, 2026, total nonperforming assets decreased $203.2 million to $40.9 million compared to December 31, 2025, primarily reflecting the Loan Sale Transaction, as the Judgments were previously included in the “Other” loan segment. Total nonperforming loans declined $206.4 million to $37.6 million at June 30, 2026. Commercial real estate nonperforming loans decreased $2.3 million, primarily due to the sale of a property in receivership during the first quarter of 2026. Residential mortgage nonperforming loans decreased $2.7 million as two residential mortgage loans were transferred to OREO during the first quarter of 2026. These improvements were partially offset by an increase in commercial and industrial nonperforming loans, which reflected a commercial and industrial relationship consisting of three loans with an aggregate principal balance of $13.4 million that was downgraded to substandard and placed on nonperforming status during the second quarter of 2026. This increase was partially offset by another commercial and industrial relationship that returned to accruing status during the first quarter of 2026. OREO increased to $3.4 million at June 30, 2026 from $0.1 million at December 31, 2025, primarily due to the transfer of the two residential mortgage loans during the first quarter of 2026.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following is an analysis of nonperforming loans by loan portfolio segment at the dates presented, and each segment’s relative contribution to total nonperforming loans:

	June 30, 2026		December 31, 2025
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$21,562	57.4%	$23,861	9.8%
Commercial and Industrial	13,546	36.1%	1,013	0.4%
Residential Mortgages	1,945	5.2%	4,623	1.9%
Other Consumer	72	0.2%	25	—%
Construction	436	1.1%	440	0.2%
Other	—	—%	214,020	87.7%
Balance End of Period	$37,561	100.0%	$243,982	100.0%
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
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment at the dates presented:

	June 30, 2026		December 31, 2025
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$22,133	57.4%	$22,526	54.5%
Commercial & Industrial	5,890	7.0%	2,790	6.0%
Residential Mortgages	11,719	21.8%	12,449	21.2%
Other Consumer	569	0.7%	638	0.7%
Construction	14,859	13.1%	15,020	12.0%
Other	—	—%	18,068	5.6%
Balance End of Period	$55,170	100.0%	$71,491	100.0%
The ACL decreased $16.3 million to $55.2 million, or 1.48%, of total portfolio loans at June 30, 2026 compared to $71.5 million, or 1.84%, of total portfolio loans at December 31, 2025. The decrease primarily reflects the release of reserves associated with the Loan Sale Transaction completed during the first quarter of 2026, which reduced the allowance allocated to the “Other” loan segment by $18.0 million. This decrease was partially offset by an increase in the commercial and industrial loan segment resulting from the downgrade of a $13.4 million commercial and industrial lending relationship to nonperforming status during the second quarter of 2026, for which a $3.1 million specific reserve was established.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes the credit quality ratios and their components at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$55,170	$71,491
Total Portfolio Loans	3,734,594	3,879,560
Allowance for Credit Losses to Total Portfolio Loans	1.48%	1.84%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$37,561	$243,982
Total Portfolio Loans	3,734,594	3,879,560
Nonperforming Loans to Total Portfolio Loans	1.01%	6.29%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$55,170	$71,491
Nonperforming Loans	37,561	243,982
Allowance for Credit Losses to Nonperforming Loans	146.88%	29.30%

Net (Recoveries) / Charge-offs to Average Portfolio Loans
Net (Recoveries) / Charge-offs (annualized)[1]	$(31,430)	$472
Average Total Portfolio Loans	3,817,054	3,759,496
Net (Recoveries) / Charge-offs to Average Portfolio Loans	(0.82)%	0.01%
1The year-to-date net (recovery)/charge-offs (annualized) for June 30, 2026 includes the $15.0 million recovery (annualized) related to the Loan Sale Transaction.
The provision (recovery) for credit losses, which includes a provision (recovery) for losses on loans and a recovery on unfunded loan commitments, represents the amount necessary to maintain the ACL at a level that reflects management's estimate of expected credit losses in the loan portfolio as of the balance sheet date. During the three months ended June 30, 2026, the Company recognized a provision for credit losses on loans of $2.0 million and a recovery for unfunded loan commitments of $0.6 million. During the six months ended June 30, 2026, the Company recognized a recovery for credit losses on loans of $31.9 million and a recovery for unfunded loan commitments of $0.8 million, primarily reflecting the release of $18.0 million of previously established specific reserves and a $15.0 million recovery associated with the Loan Sale Transaction completed during the first quarter of 2026. As a result, the Company recognized a net recovery for credit losses during the six-month period ended June 30, 2026, contributing to a lower allowance for credit losses as a percentage of total portfolio loans at June 30, 2026.
The reserve for unfunded loan commitments is largely comprised of unfunded loan commitments related to real estate construction loans. There are three basic factors that influence the reserve rates associated with unfunded loan commitments for real estate construction loans. First, the reserve rate is extrapolated from the reserve rates calculated for certain commercial real estate funded loans within the ACL model. These reserve rates are influenced by the same factors cited in the ACL model such as economic forecasts and average portfolio life. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8. contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information related to the ACL Policy and the discussion of these factors. Second, since the category of construction is generic, management applies a weighting of the reserve rates associated with certain CRE loans. The proportion of these segments affects the weighting. Third, volume changes impact the total reserve calculation.
Net recoveries totaled $0.7 million and $15.6 million for the three and six months ended June 30, 2026, respectively, compared to net charge-offs of $0.2 million for both the three and six month periods ended June 30, 2025. As a percentage of average portfolio loans, net recoveries were 0.07% and 0.82% for the three and six months ended June 30, 2026, respectively, compared to net charge-offs of 0.02% and 0.01% for the same periods in 2025. The six month results for 2026 included a $15.0 million recovery recognized in connection with the first quarter 2026 Loan Sale Transaction, representing the recovery of the previously charged-off principal balance associated with the “Other” segment of the loan portfolio.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes portfolio loans past due 30-89 days for the periods presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025	$ Change
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$—	$3	$(3)
Commercial & Industrial	90	159	(69)
Total Commercial Loans	90	162	(72)
Consumer
Residential Mortgages	2,337	1,899	438
Other Consumer	148	267	(119)
Total Consumer Loans	2,485	2,166	319
Construction	36	908	(872)
Other	—	—	—
Total Loans 30 to 89 Days Past Due	$2,611	$3,236	$(625)
There were no portfolio loans past due more than 90 days and still accruing at June 30, 2026 or December 31, 2025. Loans past due 30 to 89 days and still accruing decreased by $0.6 million to $2.6 million at June 30, 2026, compared to December 31, 2025.
The following tables represent credit exposures by internally assigned risk ratings at the dates presented:

	June 30, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$2,121,252	$248,879	$811,353	$25,082	$470,891	$—	$3,677,457
Special Mention	548	7	87	—	696	—	1,338
Substandard	21,562	102	2,943	72	17,676	—	42,355
Doubtful	—	13,444	—	—	—	—	13,444
Total Portfolio Loans	$2,143,362	$262,432	$814,383	$25,154	$489,263	$—	$3,734,594

Performing Loans	$2,121,800	$248,886	$812,438	$25,082	$488,827	$—	$3,697,033
Nonaccrual Loans	21,562	13,546	1,945	72	436	—	37,561
Total Portfolio Loans	$2,143,362	$262,432	$814,383	$25,154	$489,263	$—	$3,734,594

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$2,079,579	$230,899	$816,315	$28,391	$459,071	$3,135	$3,617,390
Special Mention	10,874	9	89	—	700	—	11,672
Substandard	23,861	1,013	5,737	25	5,842	214,020	250,498
Total Portfolio Loans	$2,114,314	$231,921	$822,141	$28,416	$465,613	$217,155	$3,879,560

Performing Loans	$2,090,453	$230,908	$817,518	$28,391	$465,173	$3,135	$3,635,578
Nonaccrual Loans	23,861	1,013	4,623	25	440	214,020	243,982
Total Portfolio Loans	$2,114,314	$231,921	$822,141	$28,416	$465,613	$217,155	$3,879,560
At June 30, 2026, the Company had $13.4 million of loans classified as doubtful, compared to none at December 31, 2025. The increase during the second quarter of 2026 was attributable to a change in the classification of a relationship from Substandard in May 2026 to Doubtful in June 2026. The relationship was transferred to nonaccrual status in June 2026. The borrower’s financial condition continued to deteriorate with the most recent results indicating inadequate working capital due to an exacerbated cash conversion cycle. The levels of special mention and substandard loans at June 30, 2026, compared to December 31, 2025, reflected a decrease of $10.3 million in special mention and a decrease of $208.1 million in substandard loans.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Special mention loans decreased primarily due to an upgrade of a $10.8 million CRE office building loan that was moved to watch from special mention during the first quarter of 2026.
Substandard loans decreased $208.1 million during the six months ended June 30, 2026 compared to December 31, 2025, primarily reflecting the first quarter 2026 Loan Sale Transaction. At December 31, 2025, the “Other” segment had an aggregate balance of approximately $214.0 million, which was reduced to zero upon completion of the Loan Sale Transaction. Additional reductions included the payoff of a $5.4 million construction loan, the transfer of two residential mortgage loans totaling $2.9 million to OREO, and the sale of a commercial real estate property in receivership, which reduced the related substandard loan balance by $1.5 million. In addition, a commercial and industrial borrower relationship consisting of two loans totaling $0.9 million improved to a pass rating due to sustained payment performance. These improvements were partially offset by the downgrade of a $17.2 million construction loan to substandard during the first quarter of 2026. Overall these actions resulted in a significant reduction in substandard loans despite the migration of certain credits to substandard status during the period.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s ACL.

Deposits
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-Bearing Demand	$655,482	$620,473	$35,009	5.64%
Interest-Bearing Demand	866,759	808,171	58,588	7.25%
Money Market	510,125	553,964	(43,839)	(7.91)%
Savings	318,774	326,182	(7,408)	(2.27)%
Certificates of Deposit	1,846,416	1,902,099	(55,683)	(2.93)%
Total Deposits	$4,197,556	$4,210,889	$(13,333)	(0.32)%
Deposits are the Company’s primary source of funding, and management believes its deposit base remains stable, with the ability to attract new customers while maintaining a diversified deposit mix. Total deposits decreased $13.3 million to $4.2 billion at June 30, 2026, compared to December 31, 2025. The decrease primarily reflected declines in CDs of $55.7 million, money market accounts of $43.8 million, and savings accounts of $7.4 million, partially offset by increases in interest-bearing demand deposits of $58.6 million and noninterest-bearing demand deposits of $35.0 million.
Noninterest-bearing demand deposits represented 15.6% of total deposits at June 30, 2026, compared to 14.7% at December 31, 2025, while CDs comprised 44.0% of total deposits at June 30, 2026, compared to 45.2% at December 31, 2025.
Based on the assumptions used in preparing the Company’s regulatory Call Reports, approximately 82.3% of total deposits were insured under standard FDIC insurance coverage limits at June 30, 2026, while approximately 17.7% were uninsured, compared to approximately 81.3% insured and 18.7% uninsured at December 31, 2025.
The following table presents additional information in relation to deposits at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Noninterest-Bearing Public Funds Deposits	$38,481	$33,220
Interest-Bearing Public Funds Deposits	142,362	137,600
Total Deposits not Covered by Deposit Insurance[1]	743,449	787,114
Certificates of Deposits not Covered by Deposit Insurance	300,132	310,723
Deposits for Certain Directors, Executive Officers and their Affiliates	1,980	3,207
1These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Maturities of CDs over $250,000, excluding brokered deposits, not covered by deposit insurance at June 30, 2026 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$92,750	30.9%
Over Three Months Through Twelve Months	167,428	55.8%
Over Twelve Months Through Three Years	38,176	12.7%
Over Three Years	1,778	0.6%
Total	$300,132	100.0%
FHLB Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at the dates presented are summarized in the table below:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Balance at Period End
Federal Home Loan Bank Borrowings	$—	$178,500
Federal Funds Purchased	—	—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$79,575	$110,944
Federal Funds Purchased	—	—
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	3.94%	4.19%
Federal Funds Purchased	—%	—%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$193,500	$178,500
Federal Funds Purchased	—	—
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	—%	3.89%
Federal Funds Purchased	—%	—%
Borrowings represent an additional source of liquidity for the Company. FHLB borrowings decreased $178.5 million to zero at June 30, 2026, from $178.5 million at December 31, 2025, reflecting the repayment of borrowings utilizing proceeds from the Loan Sale Transaction completed during the first quarter of 2026. The Company had no overnight federal funds purchased outstanding at June 30, 2026 or December 31, 2025.
The level and composition of borrowed funds fluctuates over time based on a variety of factors, including market conditions, loan and deposit growth, investment securities activity, and capital considerations. Management actively monitors and manages borrowings to ensure they remain a reliable and cost-effective source of liquidity.
As a member of the Federal Home Loan Bank of Atlanta, the Company is required to purchase and maintain a specified level of FHLB capital stock based on asset size, outstanding borrowings, and participation in other FHLB programs. At June 30, 2026, the Company held $3.4 million of FHLB stock, compared to $11.7 million at December 31, 2025. The decrease in FHLB stock was attributable to the lower required level of stock holdings resulting from decreased FHLB borrowings.
Dividends recognized on FHLB stock totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, compared to $0.1 million and $0.3 million for the same periods in 2025, respectively. The investment in FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of its par value.
FHLB stock is non-marketable and may be redeemed only at the discretion of the FHLB. Members do not purchase stock for capital appreciation purposes, as FHLB stock can only be purchased, redeemed, or transferred at par value. Rather, ownership of FHLB stock provides members with access to the funding, liquidity, and other financial services offered by the FHLB.

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
The Company’s primary source of liquidity is its stable customer deposit base. Management believes it can retain existing deposits and attract new deposits, limiting reliance on more volatile funding sources. In addition to deposits, the Company maintains access to multiple supplemental funding sources as part of its normal liquidity management strategy. At June 30, 2026, funding sources accessible to the Company included borrowing availability at the FHLB equal to 30.0% of total assets, or $1.4 billion, subject to eligible collateral pledged, of which the Company had the capacity to borrow an additional $879.5 million. During the six months ended June 30, 2026, the Company’s previously disclosed $45.0 million secured line of credit with a correspondent financial institution was decreased to $25.0 million, and during the second quarter of 2026, this line of credit was converted to an unsecured facility. In addition, a $50.0 million unsecured line of credit with an unrelated correspondent financial institution was fully reinstated. Reflecting the Company’s improved earnings performance and enhanced credit risk profile following the Loan Sale Transaction during the first quarter of 2026, the Company now maintains unsecured borrowing lines of credit totaling $105.0 million with four correspondent financial institutions, inclusive of the converted unsecured facility noted previously. The Company also continues to have access to the institutional CD market.
Additional liquidity can be provided by $500.6 million of unpledged available-for-sale investment securities at fair value at June 30, 2026. Refer to the Liquidity Sources table below for further detail regarding FHLB borrowing capacity and correspondent bank lines of credit.
As of June 30, 2026, approximately 82.3% of total deposits were insured under standard FDIC coverage limits, while 17.7% were uninsured. Management actively monitors industry and market conditions that could affect liquidity and evaluates alternative funding strategies as needed. In addition, the Company closely monitors the potential impacts of interest rate movements and market conditions on the fair value of its securities portfolio, particularly in light of evolving banking industry dynamics that may influence liquidity availability or market expectations.
Maintaining a cushion of highly liquid assets or assets that can be converted to cash quickly, with little or no loss in value, is a key component of the Company’s liquidity risk management framework. ALCO policy establishes graduated risk tolerance levels for the ratio of highly liquid assets to total assets. At June 30, 2026, the Bank had $736.5 million of highly liquid assets, consisting of $235.4 million in excess reserves at the Federal Reserve and interest-bearing deposits at other financial institutions, $0.5 million of loans held-for-sale, and $500.6 million of unpledged securities. This resulted in highly liquid assets to total assets ratio of 15.3%. Total available liquidity relative to uninsured deposits was 237.9% at June 30, 2026.
While management believes current liquidity sources are sufficient, an extended economic downturn or significant market disruption could increase reliance on more volatile or higher cost funding sources.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides detail of liquidity sources at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Cash and Due From Banks	$41,101	$36,935
Interest Bearing Deposits in Other Financial Institutions	167,427	12,134
Federal Reserve Bank Excess Reserves	68,007	56,094
Unpledged Investment Securities	500,568	402,220
Excess Pledged Securities	7,066	33,443
FHLB Borrowing Availability	879,466	609,392
Collateralized Lines of Credit	—	45,000
Unsecured Lines of Credit Availability	105,000	30,000
Total Liquidity Sources	$1,768,635	$1,225,218
The following table provides total liquidity sources and ratios at the dates presented:

(Dollars in Thousands)	June 30, 2026	December 31, 2025
Total Liquidity Sources	$1,768,635	$1,225,218
Highly Liquid Assets[1] to Total Assets	15.3%	9.7%
Highly Liquid Assets[1] to Uninsured Deposits	99.1%	59.8%
Total Available Liquidity to Uninsured Deposits	237.9%	155.7%
1 Highly liquid assets consist of $235.4 million in Federal Reserve Board excess reserves and interest-bearing deposits in other financial institutions, loans held-for-sale of $0.5 million and unpledged securities of $500.6 million.
Capital Resources
The Company reviews, on an ongoing basis, its and the Bank’s capital levels and opportunities to effectively deploy the Company’s capital or return capital to shareholders through stock repurchases or potential dividends. The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank at the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized [1]	June 30, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$570,098	11.65%	$459,735	9.43%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	570,098	14.26%	459,735	10.70%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	570,098	14.26%	459,735	10.70%
Total Capital (to Risk-weighted Assets)	10.50%	NA	620,164	15.51%	513,722	11.95%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$572,804	11.73%	$437,670	9.01%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	572,804	14.34%	437,670	10.23%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	572,804	14.34%	437,670	10.23%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	622,810	15.60%	491,396	11.49%
1 To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
Total capital was $539.1 million at June 30, 2026, an increase of $119.4 million compared to December 31, 2025. The increase was primarily driven by net income of $114.7 million, a $9.2 million improvement in accumulated other comprehensive loss, reflecting favorable changes in the fair value of the available-for-sale portfolio and a $0.6 million increase related to restricted stock activity during the six months ended June 30, 2026. These increases were partially offset by $2.9 million of common stock repurchases and $2.2 million of dividends declared.
The Company and the Bank remained well capitalized at June 30, 2026, exceeding all regulatory capital requirements. The capital ratios were favorably impacted by the Loan Sale Transaction. The key capital ratios included a leverage ratio of 11.65%,

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
a Common Equity Tier 1 ratio of 14.26%, a Tier 1 ratio of 14.26%, and a Total risk-based capital ratio of 15.51%, all well above regulatory well-capitalized thresholds. Management believes the Company maintains a strong capital position and has the capacity to raise additional capital if needed.
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
Management believes that, as of June 30, 2026, the Company and the Bank met all applicable capital adequacy requirements, including the capital conservation buffer.
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
As of June 30, 2026 and December 31, 2025, the most recent regulatory notification classified the Company and the Bank as well-capitalized under the prompt corrective action framework. Management is not aware of any conditions or events since that notification that management believes would have changed the Company and the Bank’s capital category.
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
During both the three and six months ended June 30, 2026, the Company repurchased 108,601 shares of its common stock at a total cost of $2.9 million and a weighted average cost per share of $26.50.
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
The 2025 Program was fully utilized on October 30, 2025.
Contractual Obligations
As of June 30, 2026, there have been no material changes to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ( the “2025 Annual Report”), except that the Company repaid its outstanding FHLB advances during the six months ended June 30, 2026, reducing its contractual debt obligations.
Off-Balance Sheet Arrangements
As of June 30, 2026, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2025 Annual Report.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is the risk that changes in market factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, could adversely affect the Company’s earnings or capital. For the Company, market risk arises primarily from interest rate risk associated with its lending, investment, and deposit-taking activities.
Interest rate risk results from differences in the timing of the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected cash flows or maturities of assets and liabilities resulting from embedded options, such as borrowers’ ability to prepay loans or depositors’ ability to withdraw certificates of deposit before maturity (option risk), changes in the shape and slope of the yield curve (yield curve risk), and changes in the relationships between different market interest rate indices, such as U.S. Treasuries and other benchmark rates (basis risk).
Changes in interest rates affect earnings primarily through their impact on net interest income and other interest-sensitive revenues and expenses. Interest rate changes also affect capital by altering the present value of expected future cash flows. While assuming interest rate risk is an inherent part of banking and an important source of profitability and shareholder value, excessive exposure can adversely affect earnings, capital, liquidity, and overall financial condition.
The Company’s ALCO is responsible for monitoring the Company’s interest rate risk position, establishing policies and limits to manage exposure, and implementing strategies designed to optimize the balance between asset yields and funding costs within established policy limits. The Board of Directors’ Investment / Interest Rate Risk Committee provides oversight by reviewing and approving the policies established by ALCO.
Earnings Simulation Modeling
The ALCO uses an asset/liability management (“ALM”) model to estimate the sensitivity of net interest income to changes in market interest rates. The model projects earnings under a variety of interest rate scenarios using current and forecasted balance sheet volumes, contractual repricing characteristics, and key behavioral assumptions. Significant assumptions include expected loan growth, loan prepayments, deposit growth and pricing, non-maturity deposit betas and decay rates, and projected market interest rates and investment yields.
The ALM model assumes that maturing, called, and prepaid securities are reinvested in similar investment instruments and that projected balance sheet assumptions remain consistent throughout the forecast period. Because the model relies on numerous assumptions, actual results may differ materially from simulated results. In addition, the model does not reflect potential management actions that could be taken in response to changing market conditions. ALCO reviews model assumptions at least quarterly and performs periodic sensitivity analyses of key assumptions, including deposit betas, deposit decay rates, and loan prepayment speeds, to assess their impact on projected results.
The ALM model evaluates the Company’s exposure to interest rate risk using multiple interest rate scenarios, including instantaneous parallel rate shocks of +/- 100, 200, 300, and 400 basis points, as well as selected non-parallel yield curve scenarios. The primary measure monitored by ALCO is the estimated percentage change in net interest income over a twelve-month forecast horizon.
The following table presents the estimated percentage change in pretax net interest income over the next twelve months under various instantaneous parallel interest rate shocks at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	4.1%	(3.9)%
300	3.6%	(2.2)%
200	2.8%	(1.0)%
100	1.7%	(0.3)%
-100	0.3%	3.1%
-200	1.0%	6.2%
-300	2.3%	6.1%
-400	—%	4.8%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (continued)
The June 30, 2026 earnings simulation indicates that the Company remains modestly asset sensitive. Under rising rate scenarios, projected net interest income increases modestly due primarily to the repricing characteristics of earning assets and funding sources, the current balance sheet composition, and asset and liability maturity structures. Under moderate declining rate scenarios, projected net interest income also improves modestly, reflecting the Company’s deposit pricing assumptions and balance sheet positioning.
The Company’s interest rate risk profile at June 30, 2026 reflects several factors, including:
•higher than market rate unfunded loan commitments originated during 2024 and early 2025 that are expected to fund over the next twelve months;
•a shorter duration time deposit portfolio resulting from promotional deposit campaigns during the recent inverted yield curve environment;
•deposit pricing assumptions that incorporate more responsive non-maturity deposit betas in declining rate environments based on observed customer behavior during the most recent interest rate cycle; and
•changes in the balance sheet following the Company’s recent strategic transactions, including the repayment of all outstanding FHLB borrowings and the investment of remaining excess liquidity in reserve balances at the Federal Reserve, which earn the Interest Rate on Reserve Balances (IORB) rate of 3.65%.
Economic Value of Equity Modeling
Economic value of equity (“EVE”) simulation is used to estimate the sensitivity of the fair value of the Company’s assets and liabilities to changes in interest rates. The ALM calculates EVE using discounted cash flow (“DCF”) analysis, with economic value defined as the present value of projected asset cash flows less the present value of projected liability cash flows. Changes in EVE under various interest rate scenarios provide an indication of the longer-term impact of interest rate movements on the Company’s capital position.
The EVE model incorporates the same key assumptions used in the earnings simulation model, including assumptions related to loan prepayments, deposit behavior, and balance sheet growth. The analysis applies instantaneous parallel interest rate shocks to the current balance sheet and measures the resulting change in EVE. The Company’s policy guidelines establish limits for changes in EVE under instantaneous parallel interest rate shocks of +/- 100, 200, 300, and 400 basis points, as well as selected non-parallel yield curve scenarios.
Results for the EVE analysis are primarily influenced by the shape of the yield curve, option-adjusted discount spreads applied to projected cash flows, and assumptions regarding the expected lives of interest-earning assets and interest-bearing liabilities. Because the analysis is based on numerous assumptions, actual results may differ from model outcomes as market conditions, customer behavior, and balance sheet composition change over time.
The following table presents the estimated percentage change in EVE under various instantaneous interest rate shock scenarios at the dates indicated. At both June 30, 2026 and December 31, 2025, modeled results remained within management’s established policy limits.

	June 30, 2026	December 31, 2025
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
400	(18.6)%	(21.3)%
300	(12.4)%	(14.1)%
200	(7.0)%	(7.9)%
100	(2.7)%	(3.1)%
-100	1.8%	2.0%
-200	2.9%	2.6%
-300	0.9%	(0.4)%
-400	(3.6)%	(9.9)%
ITEM 4. CONTROLS AND PROCEDURES

CARTER BANKSHARES, INC. AND SUBSIDIARIES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who serve as the Company’s Principal Executive Officer and Principal Financial Officer, respectively, management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. In designing and evaluating these controls and procedures, management recognizes that any system of controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in all material respects as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of June 30, 2026, the Company is not involved in any material pending legal proceedings other than proceedings occurring in the ordinary course of business.
The Company and the Bank, along with certain unaffiliated third parties, have been named as defendants in a lawsuit filed on April 12, 2026, and subsequently amended on April 29, 2026, in the Circuit Court of Greenbrier County, West Virginia by James C. Justice, II, Cathy L. Justice, James C. Justice, III and various related entities that he and/or they own and control (such entities, the “Justice Entities” and collectively, the “Plaintiffs”). The allegations contained in the lawsuit relate to a series of loans, which were later reduced to judgments (such loans subsequently reduced to judgments, the “Judgments”) made by the Bank to certain Justice Entities that are secured by collateral pledged by certain Justice Entities and are backed by personal guarantees from James C. Justice, II and Cathy L. Justice and, in certain cases, by personal guarantees from James C. Justice, III. The allegations contained in the lawsuit also relate to the Loan Sale Transaction in which the Bank sold its interest in the Judgments and related collateral to one of the unaffiliated third-party defendants.
In the lawsuit the Plaintiffs allege that the Bank (i) breached an implied covenant of good faith and fair dealing, (ii) tortiously interfered with Plaintiffs’ business interests, (iii) harmed Plaintiffs through a series of allegedly misleading promises, representations and/or omissions on which Plaintiffs allegedly relied, (iv) tortiously interfered with the Plaintiffs’ business interests under agreements between Plaintiffs and the unaffiliated third-party defendants, and (v) together with the unaffiliated third-party defendants, participated in a scheme to restrain trade and competition in an alleged market in which certain collateral securing the Judgments operates. With respect to the Bank, the Plaintiffs have requested the court to rescind the Bank’s sale of the Judgments to the unaffiliated third-party purchaser and seek declaratory relief that the Plaintiffs are entitled to pay-off the Judgments at no more than the sale price. The Plaintiffs further seek injunctions against the unaffiliated third-party defendants, direct damages of at least $500 million and additional consequential and punitive damages, and payment of costs, expenses and attorneys’ fees.

CARTER BANKSHARES, INC. AND SUBSIDIARIES

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
During both the three and six months ended June 30, 2026, the Company repurchased 108,601 shares of its common stock at a total cost of $2.9 million and a weighted average cost per share of $26.50.
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
The 2025 Program was fully utilized on October 30, 2025.
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs[2]
04/01/2026 - 04/30/2026	2,477	$24.24	—	$10,000,000
05/01/2026 - 05/31/2026	104,480	26.46	98,601	7,391,586
06/01/2026 - 06/30/2026	10,000	26.97	10,000	7,121,855
Total	116,957	$26.46	108,601
1 Reflects 8,356 shares that were withheld upon vesting of restricted shares granted to associates of the Company in order to satisfy tax withholding obligations.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

CARTER BANKSHARES, INC. AND SUBSIDIARIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1
Second Amended and Restated Employment Agreement, effective June 18, 2026, by and between Carter Bankshares Inc., Carter Bank & Trust and Litz Van Dyke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2026)

10.2
Second Amended and Restated Employment Agreement, effective June 18, 2026, by and between Carter Bankshares Inc., Carter Bank & Trust and Bradford N. Langs (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2026)

10.3
Second Amended and Restated Employment Agreement, effective June 18, 2026, by and between Carter Bankshares Inc., Carter Bank & Trust and Wendy S. Bell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2026)

10.4
Second Amended and Restated Employment Agreement, effective June 18, 2026, by and between Carter Bankshares Inc., Carter Bank & Trust and Matthew M. Speare (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2026)

10.5
Amended and Restated Change of Control Severance Agreement, effective June 18, 2026, by and between Carter Bankshares Inc., Carter Bank & Trust and Tony E. Kallsen (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2026)

10.6	Second Amended and Restated Employment Agreement, effective June 18, 2026, by and between Carter Bankshares, Inc., Carter Bank & Trust and Jane Ann Davis (filed herewith)

10.7	Amended and Restated Change of Control Severance Agreement, effective June 18, 2026, by and between Carter Bankshares, Inc., Carter Bank & Trust and Arthur Loran Adams (filed herewith)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350 (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

CARTER BANKSHARES, INC. AND SUBSIDIARIES

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	August 6, 2026

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 6, 2026