Form 10-Q
period 2026-09-30
Carter Bankshares, Inc.
filed 2026-11-05
CIK 1829576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
As of November 2, 2026 there were 21,970,090 shares of the registrant’s common stock issued and outstanding.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands Except per Share Data)	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Cash and Due From Banks	$37,626	$36,935
Interest-Bearing Deposits in Other Financial Institutions	21,207	12,134
Federal Reserve Bank Excess Reserves	42,892	56,094
Total Cash and Cash Equivalents	101,725	105,163
Securities Available-for-Sale, at Fair Value (amortized cost of $740,179 and $745,366, respectively)	677,567	691,612
Equity Securities	21,479	10,291
Loans Held-for-Sale	—	339
Portfolio Loans	3,770,643	3,879,560
Allowance for Credit Losses	(53,550)	(71,491)
Portfolio Loans, net	3,717,093	3,808,069

Bank Premises and Equipment, net	69,044	72,497
Goodwill	1,193	1,193
Core Deposit Intangible	760	940
Other Real Estate Owned, net	1,234	142
Other Restricted Stock, at Cost	9,426	16,830
Bank Owned Life Insurance	40,606	44,811
Other Assets	90,810	100,035
Total Assets	$4,730,937	$4,851,922

LIABILITIES
Deposits:
Noninterest-Bearing Demand	$647,585	$620,473
Interest-Bearing Demand	857,118	808,171
Money Market	514,676	553,964
Savings	313,472	326,182
Certificates of Deposit	1,784,457	1,902,099
Total Deposits	4,117,308	4,210,889
Federal Home Loan Bank Borrowings	20,000	178,500
Reserve for Unfunded Loan Commitments	2,077	2,992
Other Liabilities	64,633	39,844
Total Liabilities	4,204,018	4,432,225

Commitments and Contingencies - see NOTE 10.

SHAREHOLDERS’ EQUITY
Common Stock, Par Value $1.00 Per Share, Authorized 100,000,000 Shares;
Outstanding - 22,091,410 shares at September 30, 2026, and 22,083,007 shares at December 31, 2025	22,091	22,083
Additional Paid-in Capital	71,020	74,806
Retained Earnings	482,962	364,968
Accumulated Other Comprehensive Loss	(49,154)	(42,160)
Total Shareholders’ Equity	526,919	419,697
Total Liabilities and Shareholders’ Equity	$4,730,937	$4,851,922
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands Except per Share Data)	2026	2025	2026	2025
INTEREST INCOME
Loans, including fees
Taxable	$53,125	$51,018	$157,648	$148,365
Non-Taxable	602	550	1,621	1,730
Investment Securities
Taxable	5,633	6,672	16,538	20,123
Non-Taxable	914	66	1,365	199
Federal Reserve Bank Excess Reserves	794	659	2,896	1,939
Interest on Bank Deposits	889	61	2,192	172
Dividend Income	129	144	502	396
Total Interest Income	62,086	59,170	182,762	172,924
Interest Expense
Interest Expense on Deposits	20,717	24,025	63,674	73,107
Interest on Other Borrowings	137	1,426	1,972	3,601
Total Interest Expense	20,854	25,451	65,646	76,708
NET INTEREST INCOME	41,232	33,719	117,116	96,216
Provision (Recovery) for Credit Losses	10,476	2,896	(21,431)	(1,459)
(Recovery) Provision for Unfunded Loan Commitments	(143)	335	(915)	(114)
Net Interest Income After Provision (Recovery) for Credit Losses	30,899	30,488	139,462	97,789
NONINTEREST INCOME
Gain on the Insurance Transaction	—	—	35,949	—
Gain on the Loan Sale Transaction	—	—	65,000	—
Losses on Sales of Securities, net	—	—	(12,451)	—
Service Charges, Commissions and Fees	2,504	1,860	7,123	5,499
Debit Card Interchange Fees	2,031	1,942	6,242	5,988
Insurance Commissions	(34)	1,004	1,084	2,062
Bank Owned Life Insurance Income	440	357	1,333	1,055
Other	43	207	408	2,575
Total Noninterest Income	4,984	5,370	104,688	17,179
NONINTEREST EXPENSE
Salaries and Employee Benefits	16,314	14,023	45,280	41,762
Occupancy Expense, net	4,589	4,582	14,034	13,284
FDIC Insurance Expense	455	1,450	1,724	4,316
Other Taxes	82	867	1,783	2,736
Advertising Expense	821	669	2,567	2,288
Telephone Expense	325	312	895	923
Professional and Legal Fees	1,905	1,852	5,504	5,003
Data Processing	1,939	1,367	5,969	4,206
Debit Card Expense	1,305	959	3,378	2,942
Other	1,769	2,623	9,368	8,590
Total Noninterest Expense	29,504	28,704	90,502	86,050
Income Before Income Taxes	6,379	7,154	153,648	28,918
Income Tax (Benefit) Provision	(1,382)	1,735	31,219	6,036
Net Income	$7,761	$5,419	$122,429	$22,882

Earnings per Common Share:
Basic Earnings per Common Share	$0.35	$0.24	$5.53	$1.00
Diluted Earnings per Common Share	$0.35	$0.24	$5.53	$1.00
Average Shares Outstanding-Basic & Diluted	21,801,450	22,294,228	21,828,660	22,655,931
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025
Net Income	$7,761	$5,419	$122,429	$22,882
Other Comprehensive (Loss) Income
Net Unrealized (Losses) Gains on Securities Available-for-Sale
Net Unrealized (Losses) Gains Arising during the Period	(20,596)	7,968	(21,309)	23,615
Reclassification Adjustment for Losses included in Net Income	—	—	12,451	—
Tax Effect	4,380	(1,771)	1,864	(5,147)
Net Unrealized (Losses) Gains Recognized in Other Comprehensive (Loss) Income	(16,216)	6,197	(6,994)	18,468
Other Comprehensive (Loss) Income	(16,216)	6,197	(6,994)	18,468
Comprehensive (Loss) Income	$(8,455)	$11,616	$115,435	$41,350
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Three Months Ended September 30, 2026
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2026	$22,162	$72,505	$477,417	$(32,938)	$539,146
Net Income	—	—	7,761	—	7,761
Other Comprehensive Loss, Net of Tax	—	—	—	(16,216)	(16,216)
Cash Dividends Declared ($0.10 per share)	—	—	(2,216)	—	(2,216)
1% Excise Tax on Stock Buybacks	—	(23)	—	—	(23)
Repurchase of Common Stock (74,151 shares)	(74)	(2,139)	—	—	(2,213)
Forfeitures of Restricted Stock (197 shares)	—	(2)	—	—	(2)
Issuance of Restricted Stock (3,545 shares)	3	(3)	—	—	—
Equity Issuance Costs Related to Dividend Reinvestment Plan	—	(142)	—	—	(142)
Recognition of Restricted Stock Compensation Expense	—	824	—	—	824
Balance at September 30, 2026	$22,091	$71,020	$482,962	$(49,154)	$526,919

	Three Months Ended September 30, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at June 30, 2025	$22,670	$84,146	$351,069	$(52,250)	$405,635
Net Income	—	—	5,419	—	5,419
Other Comprehensive Income, Net of Tax	—	—	—	6,197	6,197
1% Excise Tax on Stock Buybacks	—	(47)	—	—	(47)
Repurchase of Common Stock (262,269 shares)	(263)	(4,641)	—	—	(4,904)
Forfeitures of Restricted Stock (1,159 shares)	(1)	—	—	—	(1)
Recognition of Restricted Stock Compensation Expense	—	539	—	—	539
Balance at September 30, 2025	$22,406	$79,997	$356,488	$(46,053)	$412,838

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Nine Months Ended September 30, 2026
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2025	$22,083	$74,806	$364,968	$(42,160)	$419,697
Net Income	—	—	122,429	—	122,429
Other Comprehensive Loss, Net of Tax	—	—	—	(6,994)	(6,994)
Cash Dividends Declared ($0.20 per share)	—	—	(4,435)	—	(4,435)
1% Excise Tax on Stock Buybacks	—	(23)	—	—	(23)
Repurchase of Common Stock (182,752 shares)	(183)	(4,908)	—	—	(5,091)
Forfeitures of Restricted Stock (26,944 shares)	(27)	(454)	—	—	(481)
Issuance of Restricted Stock (218,099 shares)	218	(218)	—	—	—
Equity Issuance Costs Related to Dividend Reinvestment Plan	—	(142)	—	—	(142)
Recognition of Restricted Stock Compensation Expense	—	1,959	—	—	1,959
Balance at September 30, 2026	$22,091	$71,020	$482,962	$(49,154)	$526,919

	Nine Months Ended September 30, 2025
(Dollars in Thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2024	$23,069	$92,159	$333,606	$(64,521)	$384,313
Net Income	—	—	22,882	—	22,882
Other Comprehensive Income, Net of Tax	—	—	—	18,468	18,468
1% Excise Tax on Stock Buybacks	—	(122)	—	—	(122)
Repurchase of Common Stock (809,601 shares)	(810)	(13,232)	—	—	(14,042)
Forfeitures of Restricted Stock (15,360 shares)	(15)	(195)	—	—	(210)
Issuance of Restricted Stock (162,192 shares)	162	(162)	—	—	—
Recognition of Restricted Stock Compensation Expense	—	1,549	—	—	1,549
Balance at September 30, 2025	$22,406	$79,997	$356,488	$(46,053)	$412,838
See accompanying notes to unaudited Consolidated Financial Statements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025
OPERATING ACTIVITIES
Net Income	$122,429	$22,882
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Recovery for Credit Losses, including Recovery for Unfunded Loan Commitments	(22,346)	(1,573)
Origination of Loans Held-for-Sale	(13,293)	(11,021)
Proceeds From Loans Held-for-Sale	13,769	10,662
Depreciation/Amortization of Bank Premises and Equipment	6,511	5,815
Provision for Deferred Taxes	5,853	976
Net Amortization of Securities	13,658	2,491
Tax Credit Amortization	116	487
Gains on Sales of Loans Held-for-Sale	(137)	(119)
Gain on the Loan Sale Transaction	(65,000)	—
Gain on the Insurance Transaction	(35,949)	—
Losses on Sales of Securities, net	12,451	—
Unrealized Loss (Gain) on Equity Securities	625	(228)
Purchase of Investment Tax Credits	(24,898)	—
Commercial Loan Swap Derivative (Gain) Loss	(29)	107
Increase in the Value of Life Insurance Contracts	(1,333)	(1,055)
Gain on Bank Owned Life Insurance Death Benefit	(256)	(1,882)
1035 Exchange Fee on Bank Owned Life Insurance	—	527
Balance Sheet Hedge Fair Value Adjustment	—	140
Recognition of Restricted Stock Compensation Expense	1,959	1,549
Decrease in Other Assets	5,148	2,561
Increase (Decrease) in Other Liabilities	25,625	(4,529)
Net Cash Provided By Operating Activities	44,903	27,790
INVESTING ACTIVITIES
Securities Available-for-Sale:
Proceeds from Sales	142,283	—
Proceeds from Maturities, Redemptions, and Paydowns	43,430	70,245
Purchases	(208,565)	(58,624)
Purchase of Equity Securities	(11,813)	—
Purchase of Bank Premises and Equipment, net	(5,424)	(4,979)
Net Cash Acquired from Branch Purchase	—	53,573
Proceeds from Sale of Portfolio Loans From the Loan Sale Transaction	289,484	—
Proceeds From the Insurance Transaction	55,663	—
Redemption (Purchase) of Other Restricted Stock, at Cost, net	7,404	(5,111)
Loan Originations, net	(115,014)	(211,303)
Proceeds from Death Benefit on Bank Owned Life Insurance	622	3,077
Proceeds from Surrender of BOLI Policies	12,333	7,273
Proceeds from Sales of Other Real Estate Owned	3,005	1,379
Net Cash Provided by (Used In) Investing Activities	213,408	(144,470)
FINANCING ACTIVITIES
Net Change in Demand, Money Markets and Savings Accounts	24,061	24,817
Decrease in Certificates of Deposits	(117,642)	(23,818)
Proceeds from Federal Home Loan Bank Borrowings	319,000	462,000
Repayments on Federal Home Loan Bank Borrowings	(477,500)	(356,500)
Repurchase of Common Stock	(5,091)	(14,042)
Costs Related to Issuance of Common Stock	(142)	—
Cash Dividends Paid to Common Shareholders	(4,435)	—
Net Cash (Used In) Provided by Financing Activities	(261,749)	92,457
Net Decrease in Cash and Cash Equivalents	(3,438)	(24,223)
Cash and Cash Equivalents at Beginning of Period	105,163	131,171
Cash and Cash Equivalents at End of Period	$101,725	$106,948

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS - (continued)
See accompanying notes to unaudited Consolidated Financial Statements.

	Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025
SUPPLEMENTARY DATA
Cash Interest Paid	$67,015	$77,861
Cash Paid for Income Taxes	4,465	3,140
Transfer from Portfolio Loans to Other Real Estate Owned, net	2,937	—
Loans Financed to Purchase Other Real Estate Owned	—	525
Transfer from Bank Premises and Equipment, net to Other Real Estate Owned, net	2,172	1,829
Right-of-use Asset Recorded in Exchange for Lease Liabilities	107	1,041
Stock Repurchase Excise Tax Settled in Subsequent Period	(23)	(122)
Stock Repurchases Settled in Subsequent Period	(896)	(371)
Portfolio Loans Transferred to Held-for-Sale	209,484	—
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
Acquisitions
On May 23, 2025, the Company completed the acquisition of two leased branch facilities and the related deposits. See Note 2 – Business Combinations, in the Company’s 2025 Annual Report for additional information. The measurement period has concluded and purchase accounting has been finalized with no material changes to preliminary reported amounts.

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
The following table reconciles the numerators and denominators of basic and diluted earnings per common share calculations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, except share and per share data)	2026	2025	2026	2025
Numerator for Earnings per Common Share – Basic and Diluted
Net Income	$7,761	$5,419	$122,429	$22,882
Less: Income allocated to Participating Shares	126	68	1,744	261
Net Income Allocated to Common Shareholders - Basic & Diluted	$7,635	$5,351	$120,685	$22,621

Distributed Earnings allocated to Common Shareholders	$2,181	$—	$4,372	$—
Undistributed Earnings allocated to Common Shareholders	5,454	5,351	116,313	22,621
Net income allocated to Common Shareholders - Basic & Diluted	$7,635	$5,351	$120,685	$22,621

Denominator:
Weighted Average Shares Outstanding, including Shares Considered Participating Shares	22,162,596	22,574,579	22,144,138	22,916,907
Less: Average Participating Shares	361,146	280,351	315,478	260,976
Weighted Average Common Shares Outstanding - Basic & Diluted	21,801,450	22,294,228	21,828,660	22,655,931

Earnings per Common Share – Basic	$0.35	$0.24	$5.53	$1.00
Earnings per Common Share – Diluted	$0.35	$0.24	$5.53	$1.00

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 3 - INVESTMENT SECURITIES
The following tables present the amortized cost and fair value of available-for-sale securities at the dates presented:

	September 30, 2026
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$14,964	$7	$(515)	$14,456
Residential Mortgage-Backed Securities	68,235	5	(8,647)	59,593
Commercial Mortgage-Backed Securities	22,362	55	(623)	21,794
Other Commercial Mortgage-Backed Securities	21,727	—	(1,525)	20,202
Asset Backed Securities	129,574	4	(7,544)	122,034
Collateralized Mortgage Obligations	226,548	53	(10,260)	216,341
States and Political Subdivisions	198,019	1,930	(32,991)	166,958
Corporate Notes	58,750	4	(2,565)	56,189
Total	$740,179	$2,058	$(64,670)	$677,567

	December 31, 2025
(Dollars in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agency Securities	$19,796	$17	$(438)	$19,375
Residential Mortgage-Backed Securities	83,918	49	(7,194)	76,773
Commercial Mortgage-Backed Securities	25,438	105	(421)	25,122
Other Commercial Mortgage-Backed Securities	25,297	88	(1,131)	24,254
Asset Backed Securities	100,643	10	(5,856)	94,797
Collateralized Mortgage Obligations	168,749	176	(7,105)	161,820
States and Political Subdivisions	262,275	—	(28,051)	234,224
Corporate Notes	59,250	—	(4,003)	55,247
Total	$745,366	$445	$(54,199)	$691,612
The Company did not have securities classified as held-to-maturity at September 30, 2026 or December 31, 2025.
The following table shows the composition of gross and net realized gains and losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025

Proceeds from Sales of Securities Available-for-Sale	$—	$—	$142,283	$—

Gross Realized Gains	$—	$—	$85	$—
Gross Realized Losses	—	—	(12,536)	—
Net Realized Losses	$—	$—	$(12,451)	$—
Tax Impact	$—	$—	$(2,615)	$—
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

	September 30, 2026
(Dollars in Thousands)	Amortized Cost	Fair Value
Due in One Year or Less	$—	$—
Due after One Year through Five Years	30,339	29,342
Due after Five Years through Ten Years	154,965	130,828
Due after Ten Years	86,429	77,433
Residential Mortgage-Backed Securities	68,235	59,593
Commercial Mortgage-Backed Securities	22,362	21,794
Other Commercial Mortgage-Backed Securities	21,727	20,202
Collateralized Mortgage Obligations	226,548	216,341
Asset Backed Securities	129,574	122,034
Total	$740,179	$677,567
At September 30, 2026 and December 31, 2025, the Company held no securities of any single issuer, other than securities issued by or collateralized by the U.S. Government and its Agencies, in amounts exceeding 10% of shareholders’ equity. The carrying value of securities pledged to meet various regulatory and legal requirements was $102.2 million at September 30, 2026 and $289.4 million at December 31, 2025.
Available-for-sale securities with unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2026
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	1	$297	$(5)	31	$12,777	$(510)	32	$13,074	$(515)
Residential Mortgage-Backed Securities	4	4,818	(200)	26	54,400	(8,447)	30	59,218	(8,647)
Commercial Mortgage-Backed Securities	6	9,784	(386)	28	6,305	(237)	34	16,089	(623)
Other Commercial Mortgage-Backed Securities	2	5,435	(139)	6	14,767	(1,386)	8	20,202	(1,525)
Asset Backed Securities	12	46,679	(152)	26	72,555	(7,392)	38	119,234	(7,544)
Collateralized Mortgage Obligations	41	106,765	(1,934)	64	98,373	(8,326)	105	205,138	(10,260)
States and Political Subdivisions	28	71,107	(10,070)	71	95,851	(22,921)	99	166,958	(32,991)
Corporate Notes	2	6,410	(90)	14	44,775	(2,475)	16	51,185	(2,565)
Total Debt Securities	96	$251,295	$(12,976)	266	$399,803	$(51,694)	362	$651,098	$(64,670)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in Thousands)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
U.S. Government Agency Securities	4	$2,593	$(4)	27	$14,222	$(434)	31	$16,815	$(438)
Residential Mortgage-Backed Securities	1	2,866	(1)	28	61,655	(7,193)	29	64,521	(7,194)
Commercial Mortgage-Backed Securities	9	5,101	(22)	36	10,410	(399)	45	15,511	(421)
Other Commercial Mortgage-Backed Securities	—	—	—	7	17,363	(1,131)	7	17,363	(1,131)
Asset Backed Securities	1	1,048	(8)	27	77,739	(5,848)	28	78,787	(5,856)
Collateralized Mortgage Obligations	11	13,021	(24)	65	119,595	(7,081)	76	132,616	(7,105)
States and Political Subdivisions	6	6,643	(672)	150	227,581	(27,379)	156	234,224	(28,051)
Corporate Notes	—	—	—	17	55,247	(4,003)	17	55,247	(4,003)
Total Debt Securities	32	$31,272	$(731)	357	$583,812	$(53,468)	389	$615,084	$(54,199)
The Company did not record an allowance for credit losses (“ACL”) on its investment securities as of September 30, 2026 or December 31, 2025 as no credit related impairment was identified. The Company regularly evaluates debt securities for expected credit losses using qualitative and quantitative factors, as appropriate, based on the composition of the portfolio at each reporting date.
As of September 30, 2026, management does not intend to sell any security in an unrealized loss position and it is not more than likely that the Company will be required to sell such securities before recovery of the amortized cost basis. Unrealized losses on debt securities were primarily attributable to changes in interest rates, credit spread fluctuations, general financial market uncertainty, and market volatility, rather than deterioration in credit quality. These conditions are not expected to affect the Company’s ability to collect contractual principal and interest, and the fair value of the securities is expected to recover as the securities approach maturity or repricing dates.
While the Company may periodically sell securities to take advantage of market opportunities or as part of strategic initiatives, management concluded that the unrealized losses presented in the table above were not credit related and, accordingly, no ACL was recorded on investment securities. If any impairment were to become credit related, the Company would recognize an ACL through a provision for credit losses in the period identified, with any non-credit related impairment recognized in accumulated other comprehensive loss, net of applicable taxes. During the three and nine months ended September 30, 2026 and September 30, 2025, the Company had no credit related net investment impairment losses.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Equity Securities
During the second quarter of 2026, the Company purchased an additional $2.5 million of equity securities consisting of an investment in a market-rate, NASDAQ-listed mutual fund that invests primarily in high-quality fixed-income securities, principally government agency obligations. The fund is designed to support community development initiatives, with a primary focus on expanding access to affordable housing for low and moderate income borrowers and renters, including those located in majority-minority census tracts. Although the fund invests on a national basis, individual bond investments are designated to the Company and aligned with its geographic footprint. The Company’s investment in the mutual fund qualifies for consideration under the Community Reinvestment Act (“CRA”) and supports the Company’s ongoing community development activities.
During the third quarter of 2026, the Company purchased approximately $9.3 million of equity securities issued by two other financial institutions as part of its ongoing investment and balance sheet management activities.
Equity securities are reported separately on the Consolidated Balance Sheets and are carried at fair value, with changes in fair value recognized in earnings.
During the three and nine months ended September 30, 2026, the Company recognized an unrealized fair value loss of $0.5 million and $0.6 million, respectively, on these equity securities. During the three and nine months ended September 30, 2025 the Company recognized an unrealized fair value gain of $0.1 million and $0.2 million, respectively, on these equity securities. Unrealized (losses) gains on equity securities are recorded in Other Noninterest Income in the Consolidated Statements of Income.
NOTE 4 – LOANS AND LOANS HELD-FOR-SALE
During the first quarter of 2026, the Company completed the sale (the “Loan Sale Transaction”) of all loans, subsequently reduced to judgments, related to various entities in which James C. Justice II has an interest (such loans, subsequently reduced to judgments, the “Judgments”). The Loan Sale Transaction was completed as an absolute, “as-is, where-is” sale to an unaffiliated third party. The Loan Sale Transaction resulted in changes to total portfolio loans and the allowance for credit losses, due to a release of specific reserves of $18.0 million related to the Judgments, as well as a $15.0 million net recovery associated with the Judgments, in each case related to the Loan Sale Transaction.
The composition of the loan portfolio by dollar amount is shown in the table below at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Commercial
Commercial Real Estate	$2,173,392	$2,114,314
Commercial and Industrial	260,705	231,921
Total Commercial Loans	2,434,097	2,346,235
Consumer
Residential Mortgages	817,700	822,141
Other Consumer	24,355	28,416
Total Consumer Loans	842,055	850,557
Construction	494,491	465,613
Other	—	217,155
Total Portfolio Loans	3,770,643	3,879,560
Loans Held-for-Sale	—	339
Total Loans	$3,770,643	$3,879,899
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
Unsecured loans present a higher level of risk due to the absence of a defined secondary source of repayment. Accordingly, commercial unsecured lending is generally limited to high quality borrowers with well-established businesses, strong cash flow, and low financial and operating leverage. Repayment capacity for unsecured borrowers is expected to exceed policy guidelines applicable to secured loans. In addition, the Company has strong underwriting standards for consumer unsecured lending, including maintaining minimum qualifying Fair Isaac Corporation (“FICO”) score requirements and establishing lower approved loan amounts for borrowers with lower credit scores.
Deferred loan costs, net of fees, included in loan portfolio balances totaled $19.7 million at September 30, 2026 and $14.5 million at December 31, 2025. Discounts on purchased 1-4 family loans included in portfolio balances totaled $57.6 thousand and $73.2 thousand at September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, the Company had no loans held-for-sale and $339 thousand as of December 31, 2025.
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
The following table shows the amortized cost basis as of September 30, 2026 and September 30, 2025 for the loans restructured during the three and nine months ended September 30, 2026 and September 30, 2025 to borrowers experiencing financial difficulty, disaggregated by portfolio segment:

Restructured Loans
	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	1	$9,313	0.43%	1	$9,313	0.43%
Commercial and Industrial	—	—	—%	3	1,165	0.45%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	1	$9,313		4	$10,478

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	—	—	—%
Total Nonaccrual Restructured Loans	—	$—	—%	—	$—	—%
Total Restructured Loans	1	$9,313		4	$10,478

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
During the three months ended September 30, 2025, the Company had no restructured loans.

	Restructured Loans
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in Thousands)	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable	Number of Contracts	Amortized Cost Basis	% of Total Class of Financing Receivable
Accruing Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	—	—	—%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	1	5,121	1.10%
Other	—	—	—%	—	—	—%
Total Accruing Restructured Loans	—	$—		1	$5,121

Nonaccrual Restructured Loans
Commercial Real Estate	—	$—	—%	—	$—	—%
Commercial and Industrial	—	—	—%	2	966	0.44%
Residential Mortgages	—	—	—%	—	—	—%
Other Consumer	—	—	—%	—	—	—%
Construction	—	—	—%	—	—	—%
Other	—	—	—%	9	228,554	98.64%
Total Nonaccrual Restructured Loans	—	$—		11	$229,520
Total Restructured Loans	—	$—		12	$234,641
The Bank closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of loans that were modified during the three and nine months ended September 30, 2026 and September 30, 2025:

	As of September 30, 2026				As of September 30, 2025
	Payment Status (Amortized Cost Basis)
(Dollars in Thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total	Current	30-89 Days Past Due	90+ Days Past Due	Total
Accruing Restructured Loans
Commercial Real Estate	$9,313	$—	$—	$9,313	$—	$—	$—	$—
Commercial and Industrial	1,165	—	—	1,165	—	—	—	—
Residential Mortgages	—	—	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	5,121	—	—	5,121
Other	—	—	—	—	—	—	—	—
Total Accruing Restructured Loans	$10,478	$—	$—	$10,478	$5,121	$—	$—	$5,121
				—				—
Nonaccrual Restructured Loans				—				—
Commercial Real Estate	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial	—	—	—	—	966	—	—	966
Residential Mortgages	—	—	—	—	—	—	—	—
Other Consumer	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Other	—	—	—	—	228,554	—	—	228,554
Total Nonaccrual Restructured Loans	$—	$—	$—	$—	$229,520	$—	$—	$229,520
Total Restructured Loans	$10,478	$—	$—	$10,478	$234,641	$—	$—	$234,641

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables present the amortized cost of modified loans to borrowers experiencing financial difficulty by portfolio segment and type of modification during the periods presented.

		Three Months Ended September 30, 2026
(Dollars in Thousands)		Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial Real Estate		$9,313	$9,313	0.43%
Total		$9,313	$9,313

	Nine Months Ended September 30, 2026
(Dollars in Thousands)	Payment Delay/Extended Fixed Rate	Short-term Extension	Total	% of Total Class of Financing Receivable
Commercial Real Estate	$—	$9,313	$9,313	0.43%
Commercial and Industrial	253	912	1,165	0.45%
Total	$253	$10,225	$10,478

	Nine Months Ended September 30, 2025
(Dollars in Thousands)	Payment Delay	Short-term Extension / Modified Rate	Total	% of Total Class of Financing Receivable
Commercial and Industrial	$—	$966	$966	0.44%
Construction	5,121	—	5,121	1.10%
Other	—	228,554	228,554	98.64%
Total	$5,121	$229,520	$234,641
The following tables describe the effect of loan modifications made to borrowers experiencing financial difficulty during the periods presented:

Three Months Ended September 30, 2026
Weighted-Average Short-term Extension
Commercial Real Estate		1.00 year

Nine Months Ended September 30, 2026
	Weighted-Average Payment Delay	Weighted-Average Short-term Extension	Weighted-Average Interest Rate Reduction
Commercial Real Estate	—	1.00 year	—%
Commercial and Industrial	0.25 years	1.00 year	0.50%

	Nine Months Ended September 30, 2025
	Weighted-Average Payment Delay	Weighted-Average Modified Rate	Weighted-Average Term Extension/Payment Delay	Weighted-Average Interest Rate Reduction
Commercial and Industrial	—	2.29%	0.59 years	—%
Construction	0.32 years	—%	—	—%
Other	—	—%	0.86 years	0.04%
There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2025.
As of September 30, 2026 and December 31, 2025, the Bank had zero and approximately $4.5 million, respectively, of commitments to lend additional funds on accruing loans that had been restructured. As of September 30, 2026 and December 31, 2025, the Bank had no commitments to lend additional funds on nonperforming loans that had been restructured. In addition, as of September 30, 2026 and December 31, 2025, the Bank had no loan commitments that defaulted during the period and had been modified prior to payment default while the borrower was experiencing financial difficulty at the time of modification.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
For purposes of this disclosure, a default is defined as the occurrence, within 12 months of the original loan modification, of either a full or partial charge-off or the loan becoming 90 days or more past due.
As of September 30, 2026 and December 31, 2025, the Company had $0.1 million and $2.0 million, respectively, of residential real estate loans in process of foreclosure. As of September 30, 2026 and December 31, 2025, the Company had no residential real estate included in OREO.
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
The “Other” loan segment previously consisted primarily of the loans subsequently reduced to the Judgments, which were the Company’s largest lending relationship and had unique risk characteristics that differed from the Company’s current standard underwriting criteria. Expected credit losses for this segment were estimated using a discounted cash flows (or “DCF”) methodology, and the related ACL was subject to fluctuation based on changes in expected future cash flows. These inconsistencies included, but were not limited to i) transaction and/or relationship sizes that exceeded limits established in 2018, ii) overreliance on secondary, tertiary or guarantor cash flow, iii) land acquisition loans without a defined source of amortization, iv) loan structures on operating lines of credit dependent on the value of real estate rather than trading assets, and v) indirect liabilities of certain guarantees resulting from the nonpayment of financial obligations. During the nine months ended September 30, 2026, the Company completed the Loan Sale Transaction in which the Company sold the Judgments to an unaffiliated third party. However, the segment remains presented in prior periods for comparative purposes. Prior to the Loan Sale Transaction, the Company previously established specific reserves of $18.0 million related to the Judgments, which were established based on the Company’s expected loss estimates and were subsequently released in connection with the Loan Sale Transaction.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and internally assigned risk rating for our portfolio segments as of September 30:

	Risk Rating
(Dollars in Thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Pass	$249,887	$328,470	$256,467	$282,313	$386,303	$610,949	$20,388	$2,134,777
Special Mention	—	—	—	—	—	33	—	33
Substandard	—	—	7,552	—	20,592	10,438	—	38,582
Total Commercial Real Estate	$249,887	$328,470	$264,019	$282,313	$406,895	$621,420	$20,388	$2,173,392
YTD Gross Charge-offs	—	—	—	—	4,009	—	—	4,009

Commercial and Industrial
Pass	$46,578	$20,326	$620	$22,550	$16,803	$97,374	$50,486	$254,737
Special Mention	—	7	—	—	—	—	—	7
Substandard	—	—	—	5,360	447	32	122	5,961
Total Commercial and Industrial	$46,578	$20,333	$620	$27,910	$17,250	$97,406	$50,608	$260,705
YTD Gross Charge-offs	—	500	—	7,534	—	—	—	8,034

Residential Mortgages
Pass	$79,128	$90,925	$19,711	$37,338	$241,531	$279,797	$65,288	$813,718
Special Mention	—	—	—	—	—	87	—	87
Substandard	—	—	—	—	—	3,183	712	3,895
Total Residential Mortgages	$79,128	$90,925	$19,711	$37,338	$241,531	$283,067	$66,000	$817,700
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Other Consumer
Pass	$10,298	$8,423	$3,326	$1,107	$597	$520	$—	$24,271
Special Mention	—	—	—	—	—	—	—	—
Substandard	29	—	24	20	11	—	—	84
Total Other Consumer	$10,327	$8,423	$3,350	$1,127	$608	$520	$—	$24,355
YTD Gross Charge-offs	115	100	76	18	77	26	—	412

Construction
Pass	$53,533	$140,569	$192,666	$50,475	$30,826	$5,153	$16,440	$489,662
Special Mention	—	—	—	—	—	32	—	32
Substandard	—	—	3,327	1,438	—	32	—	4,797
Total Construction	$53,533	$140,569	$195,993	$51,913	$30,826	$5,217	$16,440	$494,491
YTD Gross Charge-offs	353	—	—	—	—	—	—	353

Other
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$—	$—	$—	$—
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Total Portfolio Loans
Pass	$439,424	$588,713	$472,790	$393,783	$676,060	$993,793	$152,602	$3,717,165
Special Mention	—	7	—	—	—	152	—	159
Substandard	29	—	10,903	6,818	21,050	13,685	834	53,319
Total Portfolio Loans	$439,453	$588,720	$483,693	$400,601	$697,110	$1,007,630	$153,436	$3,770,643
Current YTD Period:
YTD Gross Charge-offs	$468	$600	$76	$7,552	$4,086	$26	$—	$12,808

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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following table presents loan balances by year of origination and performing and nonperforming status for our portfolio segments as of September 30:

(Dollars in Thousands)	2026	2025	2024	2023	2022	2021 and Prior	Revolving	Total Portfolio Loans
Commercial Real Estate
Performing	$249,887	$328,470	$256,467	$282,313	$396,931	$621,390	$20,388	$2,155,846
Nonperforming	—	—	7,552	—	9,964	30	—	17,546
Total Commercial Real Estate	$249,887	$328,470	$264,019	$282,313	$406,895	$621,420	$20,388	$2,173,392
Commercial and Industrial
Performing	$46,578	$20,333	$620	$22,550	$16,803	$97,374	$50,486	$254,744
Nonperforming	—	—	—	5,360	447	32	122	5,961
Total Commercial and Industrial	$46,578	$20,333	$620	$27,910	$17,250	$97,406	$50,608	$260,705
Residential Mortgages
Performing	$79,128	$90,925	$19,711	$37,338	$241,531	$279,884	$65,288	$813,805
Nonperforming	—	—	—	—	—	3,183	712	3,895
Total Residential Mortgages	$79,128	$90,925	$19,711	$37,338	$241,531	$283,067	$66,000	$817,700
Other Consumer
Performing	$10,298	$8,423	$3,326	$1,107	$597	$520	$—	$24,271
Nonperforming	29	—	24	20	11	—	—	84
Total Other Consumer	$10,327	$8,423	$3,350	$1,127	$608	$520	$—	$24,355
Construction
Performing	$53,533	$140,569	$195,993	$51,510	$30,826	$5,185	$16,440	$494,056
Nonperforming	—	—	—	403	—	32	—	435
Total Construction	$53,533	$140,569	$195,993	$51,913	$30,826	$5,217	$16,440	$494,491
Other
Performing	$—	$—	$—	$—	$—	$—	$—	$—
Nonperforming	—	—	—	—	—	—	—	—
Total Other Loans	$—	$—	$—	$—	$—	$—	$—	$—
Total Portfolio Loans
Performing	$439,424	$588,720	$476,117	$394,818	$686,688	$1,004,353	$152,602	$3,742,722
Nonperforming	29	—	7,576	5,783	10,422	3,277	834	27,921
Total Portfolio Loans	$439,453	$588,720	$483,693	$400,601	$697,110	$1,007,630	$153,436	$3,770,643

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
The sale of the Bank’s largest lending relationship, which was previously included in the “Other” segment, completed on March 26, 2026, resulted in a significant reduction in both substandard and nonperforming loans at September 30, 2026, compared to an aggregate principal balance of $214.0 million classified as substandard and nonperforming at December 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Age Analysis of Past-Due Loans by Class
The following tables include an aging analysis of the recorded investment of past-due portfolio loans at the dates presented:

	September 30, 2026
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$2,144,968	$250	$10,628	$10,878	$17,546	$2,173,392
Commercial & Industrial	254,744	—	—	—	5,961	260,705
Residential Mortgages	812,055	1,750	—	1,750	3,895	817,700
Other Consumer	24,171	83	17	100	84	24,355
Construction	493,985	71	—	71	435	494,491
Total	$3,729,923	$2,154	$10,645	$12,799	$27,921	$3,770,643

	December 31, 2025
(Dollars in Thousands)	Current Loans	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Total 30-89 Days Past Due	Nonaccrual Loans	Total Portfolio Loans
Commercial Real Estate	$2,090,450	$3	$—	$3	$23,861	$2,114,314
Commercial & Industrial	230,749	159	—	159	1,013	231,921
Residential Mortgages	815,619	1,899	—	1,899	4,623	822,141
Other Consumer	28,124	159	108	267	25	28,416
Construction	464,265	40	868	908	440	465,613
Other	3,135	—	—	—	214,020	217,155
Total	$3,632,342	$2,260	$976	$3,236	$243,982	$3,879,560
Loans past due 90 days or more and still accruing were zero at September 30, 2026 and December 31, 2025.
There were no nonaccrual or past due loans related to loans held-for-sale as of September 30, 2026 and December 31, 2025, respectively.
The following table presents loans on nonaccrual status by portfolio segment of loan for the dates presented. There were no loans for the dates presented that were past due more than 90 days and still accruing.

	September 30, 2026			December 31, 2025
(Dollars in Thousands)	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans	Nonaccrual without an Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Commercial Real Estate	$9,964	$7,582	$17,546	$—	$23,861	$23,861
Commercial and Industrial	5,360	601	5,961	—	1,013	1,013
Residential Mortgages	—	3,895	3,895	2,018	2,605	4,623
Other Consumer	—	84	84	—	25	25
Construction	—	435	435	—	440	440
Other	—	—	—	—	214,020	214,020
Total Portfolio Loans	$15,324	$12,597	$27,921	$2,018	$241,964	$243,982
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
During the three and nine months ended September 30, 2026 and September 30, 2025, respectively, no material interest income was recognized on nonperforming loans (“NPLs”) subsequent to their classification as nonaccrual.
The following tables present changes in the fair value of the types of collateral and DCF modeling for IELs in the (recovery) provision for credit losses on loans in the period of change.

	September 30, 2026
Collateral Type	Blanket UCC Lien on Business Assets	Warehouse	Office Building	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$—	$7,552	$9,964	$17,516
Commercial and Industrial	5,360	—	—	5,360
Total	$5,360	$7,552	$9,964	$22,876

	December 31, 2025
Collateral Type	Equipment	Single Family	Warehouse	Office Building	Discounted Cash Flow	Total
(Dollars in Thousands)	Fair Value - Collateral
Commercial Real Estate	$—	$—	$9,494	$14,321	$—	$23,815
Commercial and Industrial	915	—	—	—	—	915
Residential Mortgage	—	2,018	—	—	—	2,018
Construction	—	661	—	—	—	661
Other	—	—	—	—	214,020	214,020
Total	$915	$2,679	$9,494	$14,321	$214,020	$241,429
The following tables present activity in the ACL for the periods presented:

	Three Months Ended September 30, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$22,133	$5,890	$11,719	$569	$14,859	$—	$55,170
Provision for Credit Losses on Loans	3,792	4,977	1,032	44	631	—	10,476
Charge-offs	(4,009)	(8,034)	—	(113)	(353)	—	(12,509)
Recoveries	353	—	2	58	—	—	413
Net (Charge-offs) / Recoveries	(3,656)	(8,034)	2	(55)	(353)	—	(12,096)
Balance, End of Period	$22,269	$2,833	$12,753	$558	$15,137	$—	$53,550

	Nine Months Ended September 30, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$22,526	$2,790	$12,449	$638	$15,020	$18,068	$71,491
Provision (Recovery) for Credit Losses on Loans	3,151	8,077	298	152	(41)	(33,068)	(21,431)
Charge-offs	(4,009)	(8,034)	—	(412)	(353)	—	(12,808)
Recoveries	601	—	6	180	511	15,000	16,298
Net (Charge-offs) / Recoveries	(3,408)	(8,034)	6	(232)	158	15,000	3,490
Balance, End of Period	$22,269	$2,833	$12,753	$558	$15,137	$—	$53,550

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Three Months Ended September 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$20,723	$2,722	$11,143	$668	$11,764	$24,003	$71,023
Provision (Recovery) for Credit Losses on Loans	1,524	(92)	1,373	177	2,198	(2,284)	2,896
Charge-offs	—	—	—	(256)	—	—	(256)
Recoveries	—	1	2	96	—	—	99
Net Recoveries / (Charge-offs)	—	1	2	(160)	—	—	(157)
Balance, End of Period	$22,247	$2,631	$12,518	$685	$13,962	$21,719	$73,762

	Nine Months Ended September 30, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Allowance for Credit Losses on Loans:
Balance, Beginning of Period	$20,146	$2,791	$10,389	$682	$11,297	$30,295	$75,600
Provision (Recovery) for Credit Losses on Loans	2,101	(159)	2,117	393	2,665	(8,576)	(1,459)
Charge-offs	—	(7)	—	(715)	(1)	—	(723)
Recoveries	—	6	12	325	1	—	344
Net (Charge-offs) / Recoveries	—	(1)	12	(390)	—	—	(379)
Balance, End of Period	$22,247	$2,631	$12,518	$685	$13,962	$21,719	$73,762

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
Equity Securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized or foreign securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. During the third quarter of 2026, the Company purchased equity securities of two financial institutions. As the securities were purchased on September 30, 2026 in relatively large blocks at negotiated prices that reflected discounts to quoted market prices, the Company determined that the transaction prices represented the best estimate of fair value as of the acquisition date. Accordingly, these securities were classified as Level 3 in the fair value hierarchy at September 30, 2026. In subsequent reporting periods, the Company will evaluate these securities for proper classification.
As of September 30, 2026 and December 31, 2025, Level 1 fair values were available for the Company’s equity securities consisting of investments in a market-rate, NASDAQ listed mutual funds that invest primarily in high quality fixed income securities, principally government agency obligations.
Derivative Financial Instruments and Hedging Activities: The Company uses derivative instruments such as interest rate swaps for commercial loans with our customers. Upon entering into swaps with the borrower, the Company entered into offsetting positions with counterparties to minimize risk to the Company. The back-to-back swaps qualify as derivatives, but are not designated as hedging instruments. Interest rate swap contracts involve the risk of dealing with borrower and counterparties and their ability to meet contractual terms. The Company calculates the fair value for derivatives using accepted valuation techniques, including DCF analysis on the expected cash flows of each derivative. Each valuation considers the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, such as interest rate curves and implied volatilities. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty, and, therefore, has no credit risk. Accordingly, interest rate swaps for commercial loans are classified as Level 2.
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
OREO is evaluated at the time of acquisition and is recorded at fair value as determined by an appraisal or evaluation, less costs to sell. After acquisition, most OREO assets are revalued every twelve months, or more frequently when deemed necessary by management based upon changes in market or collateral conditions. For smaller OREO assets with existing carrying values less than $0.5 million, management may elect to re-value the assets, at minimum, once every twenty-four months based on the size of the exposure. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Appraisals on OREO may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. OREO and other repossessed assets marked to fair value are classified as Level 3. At September 30, 2026, OREO assets were in compliance with the OREO policy as described above.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by fair value hierarchy level at the dates presented:

	September 30, 2026
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$14,456	$—	$14,456	$—
Residential Mortgage-Backed Securities	59,593	—	59,593	—
Commercial Mortgage-Backed Securities	21,794	—	21,794	—
Other Commercial Mortgage-Backed Securities	20,202	—	20,202	—
Asset Backed Securities	122,034	—	122,034	—
Collateralized Mortgage Obligations	216,341	—	216,341	—
States and Political Subdivisions	166,958	—	166,958	—
Corporate Notes	56,189	—	51,233	4,956
Total Securities Available-for-Sale	677,567	—	672,611	4,956
Equity Securities	21,479	12,166	—	9,313
Derivatives	14,568	—	14,568	—
Total	$713,614	$12,166	$687,179	$14,269

Liabilities
Derivatives	$12,551	$—	$12,551	$—
Total	$12,551	$—	$12,551	$—

	December 31, 2025
(Dollars in Thousands)	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Securities Available-for-Sale:
U.S. Government Agency Securities	$19,375	$—	$19,375	$—
Residential Mortgage-Backed Securities	76,773	—	76,773	—
Commercial Mortgage-Backed Securities	25,122	—	25,122	—
Other Commercial Mortgage-Backed Securities	24,254	—	24,254	—
Asset Backed Securities	94,797	—	94,797	—
Collateralized Mortgage Obligations	161,820	—	161,820	—
States and Political Subdivisions	234,224	—	234,224	—
Corporate Notes	55,247	—	51,967	3,280
Total Securities Available-for-Sale	691,612	—	688,332	3,280
Equity Securities	10,291	10,291	—	—
Derivatives	10,182	—	10,182	—
Total	$712,085	$10,291	$698,514	$3,280

Liabilities
Derivatives	$10,089	$—	$10,089	$—
Total	$10,089	$—	$10,089	$—

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The Company invests in subordinated debt securities issued by other financial institutions that are classified as Corporate Notes in the tables above. At September 30, 2026, the Company held two such securities with an aggregate fair value of $5.0 million, compared to one such security with an aggregate fair value of $3.3 million at December 31, 2025. These securities were classified as Level 3 of the fair value hierarchy due to the absence of observable market inputs and limited trading activity. These Level 3 assets increased compared to December 31, 2025, primarily reflecting the addition of a $3.0 million corporate note and a $0.2 million increase in fair value during the nine months ended September 30, 2026, partially offset by a $1.5 million call on the corporate note held at December 31, 2025.
During the third quarter of 2026, the Company also purchased equity securities of two other financial institutions with an aggregate fair value of $9.3 million at September 30, 2026. These equity securities were classified as Level 3 of the fair value hierarchy due to limited trading activity. As a result, total Level 3 assets increased to $14.3 million at September 30, 2026, compared to $3.3 million at December 31, 2025.
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
Financial assets measured at fair value on a nonrecurring basis at the dates presented are summarized below:

	September 30, 2026
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$1,234	$1,234
Individually Evaluated Loans	$—	$—	$21,625	$21,625

	December 31, 2025
(Dollars in Thousands)	Level 1	Level 2	Level 3	Fair Value
OREO	$—	$—	$142	$142
Individually Evaluated Loans	$—	$—	$22,809	$22,809
At September 30, 2026, the Company had three IEL relationships measured at fair value on a nonrecurring basis totaling $21.6 million. During the third quarter of 2026, updated collateral valuations were obtained for two of these relationships. Based on the updated valuations and other relevant collection information, the Company recorded partial charge-offs during the third quarter to reduce the carrying amounts of the loans to amounts supported by the estimated fair value of the underlying collateral. Accordingly, these loans are included as Level 3 nonrecurring fair value measurements at September 30, 2026. No specific allowance remained on these two relationships following the charge-offs.

The remaining IEL relationship consisted of three loans with an aggregate fair value of $6.3 million at September 30, 2026 and a related specific reserve of $1.3 million. The fair values of IELs are generally based on recent third-party collateral valuations and other relevant information and are classified as Level 3 due to the significant unobservable inputs used in the valuation process.
The Company’s largest credit relationship, previously classified as an IEL had a net carrying value of zero at September 30, 2026, compared to $196.0 million at December 31, 2025, as a result of the Loan Sale Transaction during the first quarter of 2026. Prior to the Loan Sale Transaction, in estimating fair value, management utilized DCF techniques incorporating various assumptions related to the timing and amount of expected recoveries under multiple collection scenarios. These valuation techniques resulted in a valuation allowance of zero at September 30, 2026, compared to $18.0 million at December 31, 2025, as the previously established specific reserves were released in connection with the Loan Sale Transaction during the first quarter of 2026.
OREO, which is measured at the lower of carrying amount or fair value less costs to sell, had a net carrying amount of $1.2 million as of September 30, 2026, compared to $0.1 million at December 31, 2025. The increase was primarily attributable to the transfer to OREO of a closed branch location and a closed corporate office during the first and second quarters of 2026, respectively. OREO activity during the nine months ended September 30, 2026 also included the transfer to OREO of two

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
nonperforming residential mortgage loans totaling $2.9 million during the first quarter of 2026, both of which were subsequently sold during the third quarter of 2026.
The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis at the dates presented:

	September 30, 2026
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$9,964	Appraisal / Other Third-party Valuation	Adjusted to Appraised Value Less Cost to Sell	6.0%		6.0%	6.0%
Individually Evaluated Loans	5,410	Equipment Appraisal / Orderly Liquidation Value	Adjusted to Appraised Value Less Cost to Sell	—%		100.0%	24.3%
Individually Evaluated Loans	6,251	Appraisal & Letter of Intent	Estimated Selling Costs	6.0%	—	6.0%	6.0%
Total Individually Evaluated Loans	$21,625

OREO	143	Internal Valuations	Estimated Selling Costs			5.0%	5.0%
OREO	1,091	Discounted Internal Valuations	Management's Subjective Discount			24.0%	24.0%
Total OREO	$1,234

	December 31, 2025
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range			Average
Assets
Individually Evaluated Loans	$22,809	Appraisals	Estimated Selling Costs	3.5%	—	6.0%	5.9%
Total Individually Evaluated Loans	$22,809

OREO	142	Discounted Internal Valuations	Management’s Subjective Discount			5.0%	5.0%
Total OREO	$142
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
The carrying values and estimated fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025 are presented in the accompanying tables. Fair values are estimated in accordance with the exit price notion under ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In accordance with U.S. GAAP, the Company is required to disclose the estimated fair value of financial instruments carried at amortized cost when quoted market prices are not readily available.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

		Fair Value Measurements at September 30, 2026
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$101,725	$37,626	$64,099	$—	$101,725
Securities Available-for-Sale	677,567	—	672,611	4,956	677,567
Equity Securities	21,479	12,166	—	9,313	21,479
Loans Held-for-Sale	—	—	—	—	—
Portfolio Loans, net	3,717,093	—	—	3,623,665	3,623,665
Other Restricted Stock, at Cost	9,426	—	—	NA	NA
Other Assets- Interest Rate Derivatives	14,568	—	14,568	—	14,568
Accrued Interest Receivable	17,090	36	3,207	13,847	17,090

Financial Liabilities:
Deposits	$4,117,308	$647,585	$1,685,266	$1,799,303	$4,132,154
Other Liabilities- Interest Rate Derivatives	12,551	—	12,551	—	12,551
FHLB Borrowings	20,000	—	—	20,000	20,000
Accrued Interest Payable	5,602	—	—	5,602	5,602

		Fair Value Measurements at December 31, 2025
(Dollars in Thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Cash Equivalents	$105,163	$36,935	$68,228	$—	$105,163
Securities Available-for-Sale	691,612	—	688,332	3,280	691,612
Equity Securities	10,291	10,291	—	—	10,291
Loans Held-for-Sale	339	—	—	339	339
Portfolio Loans, net	3,808,069	—	—	3,711,795	3,711,795
Other Restricted Stock, at Cost	16,830	—	—	NA	NA
Other Assets- Interest Rate Derivatives	10,182	—	10,182	—	10,182
Accrued Interest Receivable	17,797	—	3,683	14,114	17,797

Financial Liabilities:
Deposits	$4,210,889	$620,473	$1,688,317	$1,917,786	$4,226,576
Other Liabilities- Interest Rate Derivatives	10,089	—	10,089	—	10,089
FHLB Borrowings	178,500	—	—	178,552	178,552
Accrued Interest Payable	6,971	—	—	6,971	6,971
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
Balance Sheet Hedging Activities
The Company uses interest rate swaps as part of its interest rate risk management strategy to reduce its exposure to changes in the fair value of certain fixed-rate available-for-sale debt securities resulting from fluctuations in benchmark interest rates. During the nine months ended September 30, 2026, the Company designated interest rate swaps with an aggregate notional amount of $35.9 million as fair value hedges of certain available-for-sale securities. The hedging relationships qualify for the shortcut method under ASC 815, Derivatives and Hedging, as management determined that the critical terms of the interest rate swaps and the hedged securities matched. Accordingly, changes in the fair value of the interest rate swaps are recognized in earnings and are expected to offset changes in the fair value of the hedged securities attributable to changes in the designated benchmark interest rate. Changes in the fair value of the available-for-sale securities that are not attributable to the hedged risk continue to be recognized in other comprehensive income. The Company assesses the qualifying criteria for application of the shortcut method on an ongoing basis.
The Company also utilizes derivatives to hedge interest rate risk associated with on balance sheet assets. On July 11, 2024, the Company entered into two related pay-fixed/receive floating interest rate swaps (the “Pay-Fixed/Receive Floating Interest Rate Swap Agreements”) with a combined notional amount of $300.0 million. These swaps were designated as fair value hedges to mitigate changes in the fair value of the fixed rate loans, including amortizing single-family residential mortgage loans and CRE loans. The hedges were intended to synthetically convert the hedged fixed rate loans to floating rate loans indexed to the Secured Overnight Financing Rate (“SOFR”).
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
Hedge Accounting Treatment
As long as a hedging instrument is properly designated and effectiveness testing supports qualification for hedge accounting treatment, changes in fair value of the hedging instrument attributable to the hedged risk are recognized in net interest income. The fair value of the derivative is recorded in other assets or other liabilities, as applicable, with a corresponding adjustment recorded to the carrying amount of the hedged available-for-sale securities. Under this accounting treatment, there is no separate measurement or recognition of hedge ineffectiveness, and the full impact of hedge gains and losses is recognized in earnings in the period in which the hedged item affects earnings.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
The following tables indicate the amounts representing the fair value of derivative assets and derivative liabilities at the dates presented:

	Fair Values of Derivative Instruments Asset Derivatives (Included in Other Assets)
	September 30, 2026			December 31, 2025
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	6	$35,904	$1,895	—	$—	$—
Total Derivatives Designated as Hedging Instruments	6	$35,904	$1,895	—	$—	$—

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	5	$2,052	$22	3	$1,328	$—
Interest Rate Swap Contracts – Commercial Loans	50	320,406	12,651	54	352,184	10,182
Total Derivatives not Designated as Hedging Instruments	55	$322,458	$12,673	57	$353,512	$10,182

Total Derivatives	61	$358,362	$14,568	57	$353,512	$10,182

	Fair Values of Derivative Instruments Liability Derivatives (Included in Other Liabilities)
	September 30, 2026			December 31, 2025
(Dollars in Thousands)	Number of Transactions	Notional Amount	Fair Value	Number of Transactions	Notional Amount	Fair Value
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	—	$—	$—	—	$—	$—
Total Derivatives Designated as Hedging Instruments	—	$—	$—	—	$—	$—

Derivatives not Designated as Hedging Instruments
Forward Sale Contracts – Mortgage Loans	5	$2,052	$22	3	$1,328	$—
Interest Rate Swap Contracts – Commercial Loans	50	320,406	12,529	54	352,184	10,089
Total Derivatives not Designated as Hedging Instruments	55	$322,458	$12,551	57	$353,512	$10,089

Total Derivatives	55	$322,458	$12,551	57	$353,512	$10,089
The following table indicates the net loss recognized within “other noninterest income or expense” for derivatives not designated as hedging instruments and the loss recognized within “interest income on taxable loans” for derivatives designated as hedging instruments in the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025
Derivatives Designated as Hedging Instruments
Interest Rate Swaps - Balance Sheet Hedge	$—	$—	$—	$(140)
Total Derivative Loss Designated as Hedging Instruments	$—	$—	—	(140)

Derivatives not Designated as Hedging Instruments
Interest Rate Lock Commitments – Mortgage Loans	$16	$2	22	1
Forward Sale Contracts – Mortgage Loans	(16)	(2)	(22)	(1)
Interest Rate Swap Contracts – Commercial Loans	37	(11)	29	(107)
Total Derivative Income (Loss) not Designated as Hedging Instruments	$37	$(11)	29	(107)

Net Derivative Income (Loss)	$37	$(11)	$29	$(247)
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
The following table indicates the gross amounts of derivative assets and derivative liabilities not designated as hedging instruments, the amounts offset and the carrying values included in the Consolidated Balance Sheets at the dates presented:

	Asset Derivatives		Liability Derivatives
	(Included in Other Assets)		(Included in Other Liabilities)
(Dollars in Thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives Designated as Hedging Instruments
Gross Amounts Recognized	$1,895	$—	$—	$—
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	$1,895	$—	$—	$—

Derivatives not Designated as Hedging Instruments
Gross Amounts Recognized	$12,673	$10,182	$12,551	$10,089
Gross Amounts Offset	—	—	—	—
Net Amounts Presented in the Consolidated Balance Sheets	$12,673	$10,182	$12,551	$10,089

Net Amount	$14,568	$10,182	$12,551	$10,089
NOTE 8 – DEPOSITS
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Noninterest-Bearing Demand	$647,585	$620,473
Interest-Bearing Demand	857,118	808,171
Money Market	514,676	553,964
Savings	313,472	326,182
Certificates of Deposit	1,784,457	1,902,099
Total	$4,117,308	$4,210,889
All deposit accounts are insured by the FDIC up to the maximum amount allowed by law. The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and the coverage limit applies per depositor, per insured depository institution for each account ownership. Certificates of deposit that exceed the FDIC Insurance limit of $250,000 at September 30, 2026 and December 31, 2025 were $290.8 million and $310.7 million, respectively.
At September 30, 2026, total brokered deposits were $165.4 million, compared to $191.2 million at December 31, 2025, which are included within the “certificates of deposit” line item in the Consolidated Balance Sheets.
Certificates of Deposit maturing as of the date presented:

(Dollars in Thousands)	September 30, 2026
2026	$515,686
2027	1,002,961
2028	207,239
2029	40,135
2030	13,072
Thereafter	5,364
Total	$1,784,457
Overdrafts reclassified to loans were $0.4 million at September 30, 2026 and $0.3 million at December 31, 2025.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 9 – FEDERAL HOME LOAN BANK BORROWINGS AND FEDERAL FUNDS PURCHASED
Borrowings serve as an additional source of liquidity for the Company. At September 30, 2026, the Company had $20.0 million outstanding Federal Home Loan Bank (“FHLB”) borrowings, compared to $178.5 million at December 31, 2025. The $158.5 million decrease from December 31, 2025, reflects the repayment of borrowings utilizing proceeds from the Loan Sale Transaction, offset by the $20.0 million borrowing during the third quarter of 2026.
FHLB borrowings consist of fixed and variable rate advances with contractual maturities and are secured by a blanket lien on select residential mortgage loans, select multifamily loans, and select commercial real estate loans. At September 30, 2026, the Company had one variable rate FHLB borrowing, with a maturity date of January 29, 2027, totaling $20.0 million.
The FHLB assesses prepayment fees on fixed rate advances that are repaid prior to maturity. These fees are generally calculated as the net present value of the difference between current market rates and the contractual fixed rate on the applicable borrowing. During the nine months ended September 30, 2026, FHLB early prepayment credits totaled $0.1 million.
Loans pledged as collateral to the FHLB totaled $1.4 billion at both September 30, 2026 and December 31, 2025. No available-for-sale securities were pledged as collateral at September 30, 2026 or December 31, 2025.
At September 30, 2026, funding sources accessible to the Company included borrowing availability at the FHLB equal to 30.0% of total assets, or $1.4 billion, subject to eligible collateral pledged. Based on eligible collateral at September 30, 2026, the Company had the capacity to borrow an additional $818.7 million from the FHLB, compared to additional borrowing capacity of $609.4 million at December 31, 2025.
During the nine months ended September 30, 2026, the Company expanded and restructured its borrowing capacity with correspondent financial institutions. The Company reduced its $45.0 million secured line of credit with a correspondent financial institution to $25.0 million and converted the facility to an unsecured line of credit during the second quarter of 2026. In addition, a $50.0 million unsecured line of credit with another correspondent financial institution was fully reinstated during the second quarter of 2026. During the third quarter of 2026, the Company added a $10.0 million of unsecured line of credit with one additional correspondent financial institution. These changes reflect the Company’s improved earnings performance and enhanced credit risk profile following the Loan Sale Transaction during the first quarter of 2026.
At September 30, 2026, the Company maintained unsecured lines of credit with five correspondent financial institutions totaling $115.0 million and continued to have access to the institutional CD market. In comparison, at December 31, 2025, the Company maintained unsecured borrowing facilities with three correspondent financial institutions totaling $30.0 million, and a fully secured borrowing facility with one correspondent financial institution totaling $45.0 million. No amounts were outstanding under these facilities at September 30, 2026 or December 31, 2025.
The following table represents the balance of FHLB borrowings, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
FHLB Borrowings	$20,000	$178,500
Weighted Average Interest Rate	4.13%	3.89%
FHLB Availability	$818,698	$609,392
The following table represents the balance of federal funds purchased, the weighted average interest rate and the borrowing availability at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Federal Funds Purchased	$—	$—
Weighted Average Interest Rate	—%	—%
Federal Funds Purchased Availability	$115,000	$75,000

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments to extend credit represent agreements to lend to customers that generally have fixed expiration dates or other termination clauses. At September 30, 2026 and December 31, 2025, commitments to extend credit totaled $621.3 million and $771.7 million, respectively. These commitments primarily consist of lines of credit provided to customers to finance the completion of construction projects, as well as revolving lines of credit to operating companies to support working capital needs. Construction related lines of credit represented $327.4 million, or 52.7%, of total commitments to extend credit at September 30, 2026, compared to $452.8 million, or 58.7%, at December 31, 2025.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. Outstanding standby letters of credit totaled $15.9 million at September 30, 2026 and $16.5 million at December 31, 2025.

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Commitments to Extend Credit	$621,349	$771,677
Standby and Performance Letter of Credit	15,921	16,507
Total	$637,270	$788,184
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
The reserve for unfunded loan commitments fluctuates primarily based on changes in construction related commitments between reporting periods. Recoveries of $0.1 million and $0.9 million were recorded for the three and nine months ended September 30, 2026, respectively, reflecting decreases of $0.5 million and $0.8 million compared to the same periods in 2025.
The following table presents activity in the life-of-loss reserve for unfunded loan commitments as of and for the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025
Life-of-Loss Reserve on Unfunded Loan Commitments
Balance at beginning of period	$2,220	$2,737	$2,992	$3,186
(Recovery) Provision for Unfunded Loan Commitments	(143)	335	(915)	(114)
Balance at end of period	$2,077	$3,072	$2,077	$3,072
Legal Proceedings
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of September 30, 2026, the Company is not involved in any material pending legal proceedings other than proceedings occurring in the ordinary course of business.
On August 17, 2026, the Company and the Bank announced that the lawsuit filed against the Company and the Bank (along with certain other unaffiliated persons and entities) in the Circuit Court of Greenbrier County, West Virginia, by James C.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
Justice, II, his son James C. Justice, III, his daughter Jillean L. Justice, and various related entities that he and/or they own or in which they have an investment, was voluntarily dismissed with prejudice.
NOTE 11 – TAX EFFECTS ON OTHER COMPREHENSIVE (LOSS) INCOME
The following tables present the change in components of other comprehensive (loss) income for the periods presented, net of tax effects:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(Dollars in Thousands)	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount

Net Unrealized Losses Arising during the Period	$(20,596)	$4,380	$(16,216)	$(21,309)	$4,479	$(16,830)
Reclassification Adjustment for Losses included in Net Income	—	—	—	12,451	(2,615)	9,836
Other Comprehensive Loss	$(20,596)	$4,380	$(16,216)	$(8,858)	$1,864	$(6,994)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in Thousands)	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount

Net Unrealized Gains Arising during the Period	$7,968	$(1,771)	$6,197	$23,615	$(5,147)	$18,468
Other Comprehensive Income	$7,968	$(1,771)	$6,197	$23,615	$(5,147)	$18,468
NOTE 12 - (BENEFIT) PROVISION FOR INCOME TAXES
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
U. S. Federal Statutory Rate	$1,339	21.0	$1,502	21.0	$32,266	21.0	$6,073	21.0
State and Local Income Taxes, Net of Federal Income Tax Effect[1]	(791)	(12.4)	160	2.2	2,720	1.8	551	1.9
Tax Credits
Rehabilitation Tax Credits, Net of Basis Reduction	—	—	(157)	(2.2)	2	—	(466)	(1.6)
Investment Tax Credits, net of Purchase Price	(495)	(7.8)	—	—	(495)	(0.3)	—	—
Tax Credit Investment Amortization, Net of Federal Benefits	24	0.4	129	1.8	92	0.1	385	1.4
Change in Valuation Allowance	—	—	6	0.1	(824)	(0.6)	29	0.1
Nontaxable or Nondeductible Items
Tax-Exempt Interest, Net of Disallowance	(310)	(4.9)	(109)	(1.5)	(581)	(0.4)	(340)	(1.2)
Income From Bank Owned Life Insurance	(158)	(2.5)	(75)	(1.0)	(333)	(0.2)	(613)	(2.1)
Other	16	0.3	12	0.2	(64)	(0.142)	(5)	—
Other Adjustments
Taxes and Penalty on Surrender of Bank Owned Life Insurance	281	4.4	382	5.3	281	0.183	382	1.3
Interim Period Effective Rate Adjustment	(1,288)	(20.2)	(114)	(1.6)	(1,846)	(1.2)	40	0.1
Other	—	—	(1)	—	1	—	—	—
Income Tax (Benefit) Provision and Effective Income Tax Rate	$(1,382)	(21.7)	$1,735	24.3	$31,219	20.3	$6,036	20.9
1For the three and nine months ended September 30, 2026 and 2025, North Carolina comprised the majority (greater than 50%) of the tax effect in this category.
For the three months ended September 30, 2026, the Company recorded an income tax benefit of $1.4 million, representing an effective tax rate of (21.7)%, compared to an income tax provision of $1.7 million, representing an effective tax rate of 24.3% for the same period in 2025. For the nine months ended September 30, 2026, the Company recorded an income tax provision of $31.2 million, representing an effective tax rate of 20.3%, compared to $6.0 million, representing an effective tax rate of 20.9%, for the same period in 2025. The income tax benefit recognized during the three and nine months ended September 30, 2026 was primarily attributable to the purchase of investment tax credits and lower state income tax expense.
The Company elected to adopt the proportional amortization method of accounting for all qualifying equity investments within the historic tax credit (“HTC”) program. The Company makes equity investments as a limited partner in various partnerships that sponsor HTC as a strategic tax initiative designed to receive income tax credits and other income tax benefits, such as deductible flow-through losses. As of September 30, 2026 and December 31, 2025, the Company recognized $0.3 million and $0.5 million, respectively, in HTC equity investments recorded as a component of other assets on the Consolidated Balance Sheets.
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
The Company records non-income-tax-related activity and other returns received from its HTC investments as a component of other noninterest income on the Consolidated Statements of Income and as a component of operating activities on the Consolidated Statements of Cash Flows. As of September 30, 2026 and September 30, 2025, the Company had not recognized any non-income-tax-related activity from its HTC investments.

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
During the three and nine months ended September 30, 2026, the Company repurchased 74,151 and 182,752 shares of its common stock at a total cost of $2.2 million and $5.1 million, respectively, representing a weighted average cost per share of $29.85 and $27.86, respectively.
NOTE 14 - SEGMENT REPORTING
The Company is a financial holding company and the parent company to the Bank and conducts its business solely through the Bank. As a state-chartered commercial bank, and state member of the Federal Reserve Bank (“FRB”), the Bank earns revenue primarily from interest on loans and securities and fees charged for financial services provided to customers. The Company operates through a single operating and reporting segment, Community Banking, that offers services which include accepting a full range of deposit products and originating commercial and consumer loans. All financial information is reported on a consolidated basis and is evaluated regularly by the Chief Executive Officer, the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and assessing performance. The CODM uses the consolidated net income to benchmark the Company against its competitors. The benchmarking analysis in conjunction with monitoring of actual to budget results are used in assessment of performance and in establishing compensation. Loans, investments and deposits provide the revenues, net in the community bank’s operation. Interest expense, recovery for credit losses and salaries and employee benefits provide the significant expenses in the community bank’s operation. The results of operations for the Company’s single reporting segment are shown within the Consolidated Statements of Income and Consolidated Balance Sheets.

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
◦Financial Condition
◦Liquidity and Capital Resources
◦Contractual Obligations
◦Off-Balance Sheet Arrangements
This section reviews the Company’s financial condition and results of operations and highlights material changes in its financial condition and results of operations as of and for the three and nine month periods ended September 30, 2026 and September 30, 2025. Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, certain tables may include additional periods to illustrate trends within the Company’s consolidated financial statements and related disclosures.
The results of operations presented in the consolidated financial statements are not necessarily indicative of future results.
Important Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains or incorporates certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include statements relating to the financial consequences of the Loan Sale Transaction, Insurance Transaction and Portfolio Repositioning, our Small Business Administration (“SBA”) lending team and the anticipated benefits of such team, our expansion in the Carolinas and the anticipated results of such expansion, our financial condition, market conditions, results of operations, plans, including our strategic plan, brand strategy, and guiding principles and the anticipated results of the foregoing, objectives, outlook for earnings, revenues, expenses, capital and liquidity levels and ratios, asset levels, asset quality, loan pipeline and nonaccrual and nonperforming loans (“NPL”). Forward-looking statements are typically identified by words or phrases such as “will likely result,” “expect,” “anticipate,” “estimate,” “forecast,” “project,” “intend,” “believe,” “assume,” “strategy,” “trend,” “plan,” “outlook,” “outcome,” “continue,” “remain,” “potential,” “opportunity,” “comfortable,” “current,” “position,” “maintain,” “sustain,” “seek,” “achieve” and variations of such words and similar expressions, or future or conditional verbs such as will, would, should, could or may.
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
•changes in accounting policies, practices, or guidance;
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
•the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, war and other geopolitical conflicts or public health events (such as pandemics), and of any governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on macroeconomic conditions, the ability of the Company's borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company's loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company's business operations and on financial markets and economic growth;
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
•the soundness of other financial institutions and any indirect exposure related to large bank failures and their impact on the broader market through other customers, suppliers and partners or that the conditions which resulted in the liquidity concerns with those failed banks may also adversely impact, directly or indirectly, other financial institutions and market participants with which the Company has commercial or deposit relationships;
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

Explanation of Use of Non-GAAP Financial Measures
In addition to results presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), management uses, and this quarterly report contains or references, certain non-GAAP financial measures, including interest and dividend income, yield on interest earning assets, net interest income and net interest margin on a fully taxable equivalent (“FTE”) basis. These non-GAAP measures should be read along with the accompanying tables that provide reconciliations of GAAP to non-GAAP financial measures.
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
Critical Accounting Estimates
The Company’s critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2026 have remained unchanged from the disclosures presented under the heading “Critical Accounting Estimates” in its Annual Report on Form 10-K for the year ended December 31, 2025 under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are incorporated herein by reference.
Overview and Strategy
Carter Bankshares, Inc. (the “Company”) is a financial holding company, as of October 27, 2025, headquartered in Martinsville, Virginia with assets of $4.7 billion at September 30, 2026. The Company is the parent company of its wholly owned subsidiary, Carter Bank & Trust (the “Bank”). The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, Virginia state-chartered bank, which operates 63 branches in Virginia and North Carolina. The Bank became a member of the Federal Reserve System on November 13, 2025. The Company provides a full range of commercial banking, consumer banking, mortgage and other services through the Bank. The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “CARE”.
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
During the second quarter of 2026, the Company expanded its presence in the Carolinas by opening a loan production office in Greenville, South Carolina, its first physical location in the state. The office supports the Company’s strategic growth initiative by providing commercial banking services to businesses throughout the Upstate South Carolina region and reflects management’s continued focus on expanding its commercial banking franchise in attractive growth markets.
During the third quarter of 2026, the Company launched a dedicated SBA lending team focused on SBA 7(a) financing. The initiative expands the Company’s ability to serve small businesses nationwide by providing access to financing solutions designed to support a range of business needs and growth opportunities. The team will provide relationship-based banking and personalized service to help eligible small business owners identify financing solutions that support their business objectives.
On August 17, 2026, the Company and the Bank announced that the lawsuit filed against the Company and the Bank (along with certain other unaffiliated persons and entities) in the Circuit Court of Greenbrier County, West Virginia, by James C. Justice, II, his son James C. Justice, III, his daughter Jillean L. Justice, and various related entities that he and/or they own or in which they have an investment, was voluntarily dismissed with prejudice.
Strategic milestones during the first nine months of 2026:
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
•The Insurance Transaction was accretive to diluted earnings per share by $1.30 for the second quarter of 2026; and
•The Insurance Transaction increased book value per share by $1.28 for the second quarter of 2026.
As a result of the successful completion of the Insurance Transaction during the second quarter of 2026 and the Loan Sale Transaction during the first quarter of 2026, the Company generated approximately $100.9 million of aggregate nonrecurring gains during the first six months of 2026. These gains afforded an opportunity to optimize the Company’s balance sheet, improve future earnings potential and enhance interest rate risk positioning. As part of this process, the Company completed a strategic Portfolio Repositioning, which is discussed below, during the second quarter of 2026, resulting in a pre-tax loss of $12.5 million. The Portfolio Repositioning has enhanced earnings performance through improved asset yields and balance sheet positioning.
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
Establishment of Dividend Reinvestment and Stock Purchase Plan
During the third quarter of 2026, the Company established the Carter Bankshares, Inc. Dividend Reinvestment and Stock Purchase Plan (the “DRIP”). The Company will offer up to 1.0 million shares of its common stock to existing shareholders of the Company for purchase under the DRIP. The DRIP provides enrolled shareholders with the opportunity to acquire additional shares of the Company’s common stock through the reinvestment of cash dividends and optional cash purchases. Shareholders may enroll in the DRIP at any time, with dividend reinvestments beginning with the first dividend, if any, declared and paid after August 24, 2026. The DRIP is administered by Computershare Trust Company, N.A., the Company’s transfer agent.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Results of Operations and Financial Condition
Earnings Summary
Highlights for the Three Months Ended September 30, 2026
•Net interest income totaled $41.2 million, an increase of $7.5 million, or 22.3% compared to the same period in 2025;
•Net interest margin increased 65 basis points to 3.51%, compared to 2.86% for the same period in 2025;
•The provision for credit losses was $10.5 million, compared to a provision for credit losses of $2.9 million for the same period in 2025;
•Total noninterest income decreased $0.4 million to $5.0 million compared to the same period in 2025;
•Total noninterest expense increased $0.8 million to $29.5 million compared to the same period in 2025; and
•Income tax provision decreased $3.1 million, resulting in an income tax benefit of $1.4 million, compared to an income tax provision of $1.7 million for the same period in 2025. The decrease was primarily attributable to tax benefits associated with the Company’s investment tax credit purchases and lower state income tax expense during the quarter.
Highlights for the Nine Months Ended September 30, 2026
◦Net interest income totaled $117.1 million, an increase of $20.9 million, or 21.7%, compared to the same period in 2025;
◦Net interest margin increased 54 basis points to 3.32%, compared to 2.78% for the same period in 2025;
◦The recovery for credit losses was $21.4 million, compared to a recovery for credit losses of $1.5 million for the same period in 2025;
◦Total noninterest income increased $87.5 million to $104.7 million compared to the same period in 2025 primarily attributable to the $65.0 million gain from the Loan Sale Transaction during the first quarter of 2026 and the $35.9 million net gain recognized from the Insurance Transaction during the second quarter of 2026, partially offset by the $12.5 million of losses on sales of securities recognized in connection with the Portfolio Repositioning during the second quarter of 2026;
◦Total noninterest expense increased $4.5 million to $90.5 million compared to the same period in 2025; and
◦Income tax provision increased $25.2 million to $31.2 million compared to $6.0 million for the same period in 2025.
Balance Sheet Highlights (period-end balances, September 30, 2026 compared to December 31, 2025)
•The available-for-sale securities portfolio decreased $14.0 million and was 14.3% of total assets at both periods;
•Total portfolio loans decreased $108.9 million primarily due to the Loan Sale Transaction in the first quarter of 2026, partially offset by net loan growth during the nine months ended September 30, 2026;
•The portfolio loans to deposit ratio was 91.6%, compared to 92.1%;
•Nonperforming loans (“NPLs”) decreased by $216.1 million to $27.9 million compared to $244.0 million due to the Loan Sale Transaction and NPLs to total portfolio loans were 0.74% compared to 6.29%;
•The allowance for credit losses to total portfolio loans was 1.42%, compared to 1.84%, primarily reflecting the reversal of specific reserves of $18.0 million related to the Judgments;

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
•Total deposits decreased $93.6 million, or 2.97%, on an annualized basis, to $4.1 billion, compared to December 31, 2025; and
•FHLB borrowings decreased $158.5 million, reflecting the repayment of borrowings utilizing proceeds from the Loan Sale Transaction.
The Company reported net income of $7.8 million, or $0.35 diluted earnings per share, and $122.4 million, or $5.53 diluted earnings per share for the three and nine months ended September 30, 2026, respectively, compared to net income of $5.4 million, or $0.24 diluted earnings per share, and $22.9 million, or $1.00 diluted earnings per share, for the three and nine months ended September 30, 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
PERFORMANCE RATIOS	2026	2025	2026	2025
Return on Average Assets	0.65%	0.45%	3.39%	0.64%
Return on Average Shareholders' Equity	5.68%	5.24%	32.64%	7.61%
Portfolio Loans to Deposit Ratio	91.58%	91.10%	91.58%	91.10%
Allowance for Credit Losses to Total Portfolio Loans	1.42%	1.92%	1.42%	1.92%
Nonperforming Loans to Total Portfolio Loans	0.74%	6.74%	0.74%	6.74%
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table reconciles interest and dividend income, yield on interest-earning assets, net interest income, and net interest margin as reported under GAAP to the corresponding amounts presented on an FTE basis for the periods presented:

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and Dividend Income (GAAP)	$62,086	$59,170	$182,762	$172,924
Tax Equivalent Adjustment	403	163	794	512
Interest and Dividend Income (FTE) (Non-GAAP)	$62,489	$59,333	$183,556	$173,436
Average Earning Assets	4,655,724	4,680,668	$4,713,030	$4,623,599
Yield on Interest-earning Assets (GAAP)	5.29%	5.02%	5.18%	5.00%
Yield on Interest-earning Assets (FTE) (Non-GAAP)	5.33%	5.03%	5.21%	5.02%

Net Interest Income (GAAP)	$41,232	$33,719	$117,116	$96,216
Tax Equivalent Adjustment	403	163	794	512
Net Interest Income (FTE) (Non-GAAP)	$41,635	$33,882	$117,910	$96,728
Average Earning Assets	4,655,724	4,680,668	$4,713,030	$4,623,599
Net Interest Margin (GAAP)	3.51%	2.86%	3.32%	2.78%
Net Interest Margin (FTE) (Non-GAAP)	3.55%	2.87%	3.34%	2.80%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average Balance Sheet and Net Interest Income Analysis (FTE)
The following table presents average balances, interest income and expense, and average yields and rates on interest-earning assets and interest-bearing liabilities for the periods presented:

(Dollars in Thousands)	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
ASSETS
Interest-Bearing Deposits with Banks	$177,775	$1,683	3.76%	$64,407	$720	4.44%
Tax-Free Investment Securities[2]	69,117	1,157	6.64%	11,583	84	2.88%
Taxable Investment Securities	656,587	5,633	3.40%	802,184	6,672	3.30%
Total Securities	725,704	6,790	3.71%	813,767	6,756	3.29%
Commercial Real Estate	2,198,121	32,853	5.93%	2,038,467	31,595	6.15%
Commercial & Industrial[2]	259,747	4,114	6.28%	193,609	3,205	6.57%
Residential Mortgage	819,629	8,898	4.31%	826,413	8,832	4.24%
Other Consumer	24,199	257	4.21%	27,886	365	5.19%
Construction	442,012	7,765	6.97%	441,945	7,716	6.93%
Other	—	—	—%	265,218	—	—%
Total Loans[1]	3,743,708	53,887	5.71%	3,793,538	51,713	5.41%
Other Restricted Stock, at Cost	8,537	129	6.00%	8,956	144	6.38%
Total Interest-Earning Assets	4,655,724	$62,489	5.33%	4,680,668	$59,333	5.03%
Noninterest Earning Assets	112,240			123,748
Total Assets	$4,767,964			$4,804,416

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$874,309	$3,315	1.50%	$809,318	$3,509	1.72%
Money Market	510,678	2,557	1.99%	554,903	3,614	2.58%
Savings	317,225	143	0.18%	341,123	141	0.16%
Certificates of Deposit	1,814,198	14,702	3.22%	1,899,939	16,761	3.50%
Total Interest-Bearing Deposits	3,516,410	20,717	2.34%	3,605,283	24,025	2.64%
FHLB Borrowings	1,304	13	3.96%	119,870	1,284	4.25%
Other Borrowings	10,613	124	4.64%	11,145	142	5.05%
Total Borrowings	11,917	137	4.56%	131,015	1,426	4.32%
Total Interest-Bearing Liabilities	3,528,327	20,854	2.34%	3,736,298	25,451	2.70%
Noninterest-Bearing Liabilities	697,738			658,178
Shareholders' Equity	541,899			409,940
Total Liabilities and Shareholders' Equity	$4,767,964			$4,804,416
Net Interest Income[2]		$41,635			$33,882
Net Interest Margin[2]			3.55%			2.87%
Net Interest Spread[2]			2.99%			2.33%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21%.
Net interest income for the three months ended September 30, 2026 increased $7.5 million, or 22.3%, to $41.2 million, compared to $33.7 million for the same period in 2025. On a fully taxable equivalent (“FTE”) basis (non-GAAP), net interest income increased $7.8 million, or 22.9%, to $41.6 million, compared to the third quarter of 2025. The increase was primarily attributable to higher yields on average interest-earning assets and lower funding costs.
The yield on average interest-earning assets increased 30 basis points to 5.33% from 5.03% compared to the third quarter of 2025. The increase reflected higher yields on the investment securities portfolio, including due to the impact of the Portfolio Repositioning completed during the second quarter of 2026, favorable loan repricing and approximately $0.5 million of additional loan prepayment penalties compared to the prior year quarter. While average loan balances decreased compared to the prior-year quarter, as a result of the Loan Sale Transaction completed during the first quarter of 2026, the average yield on total loans increased to 5.71% from 5.41%, reflecting favorable loan repricing, higher yields on new originations and changes in

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
portfolio mix. Average interest-bearing deposits with banks also increased from the prior year period, reflecting elevated liquidity following the Company’s strategic transactions completed during the first half of 2026.
The average cost on total interest-bearing liabilities decreased 36 basis points to 2.34% from 2.70% compared to the third quarter of 2025, primarily reflecting lower rates paid across several deposit categories, and a significant reduction in average FHLB borrowings compared to the prior year quarter.
These factors resulted in an expansion of net interest margin to 3.51% for the third quarter of 2026 compared to 2.86% for the third quarter of 2025. On an FTE basis (non-GAAP), net interest margin increased to 3.55% for the third quarter of 2026 from 2.87% for the same period in 2025.

(Dollars in Thousands)	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
ASSETS
Interest-Bearing Deposits with Banks	$182,151	$5,088	3.73%	$63,256	$2,111	4.46%
Tax-Free Investment Securities[2]	39,714	1,728	5.82%	11,622	253	2.91%
Taxable Investment Securities	686,888	16,538	3.22%	809,533	20,123	3.32%
Total Securities	726,602	18,266	3.36%	821,155	20,376	3.32%
Commercial Real Estate	2,165,274	96,476	5.96%	1,976,465	91,297	6.18%
Commercial & Industrial[2]	250,609	11,829	6.31%	200,407	9,830	6.56%
Residential Mortgage	823,587	26,365	4.28%	816,691	25,912	4.24%
Other Consumer	25,315	821	4.34%	28,031	1,173	5.59%
Construction	461,303	24,209	7.02%	443,901	22,341	6.73%
Other	67,223	—	—%	265,723	—	—%
Total Loans[1]	3,793,311	159,700	5.63%	3,731,218	150,553	5.39%
Other Restricted Stock, at Cost	10,966	502	6.12%	7,970	396	6.64%
Total Interest-Earning Assets	4,713,030	$183,556	5.21%	4,623,599	$173,436	5.02%
Noninterest Earning Assets	120,985			123,946
Total Assets	$4,834,015			$4,747,545

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Demand	$864,518	$9,424	1.46%	$786,890	$10,556	1.79%
Money Market	529,457	8,054	2.03%	539,018	10,443	2.59%
Savings	323,179	384	0.16%	347,985	383	0.15%
Certificates of Deposit	1,861,113	45,812	3.29%	1,901,140	51,725	3.64%
Total Interest-Bearing Deposits	3,578,267	63,674	2.38%	3,575,033	73,107	2.73%
FHLB Borrowings	53,198	1,569	3.94%	99,668	3,172	4.26%
Other Borrowings	10,751	403	5.01%	10,761	429	5.33%
Total Borrowings	63,949	1,972	4.12%	110,429	3,601	4.36%
Total Interest-Bearing Liabilities	3,642,216	65,646	2.41%	3,685,462	76,708	2.78%
Noninterest-Bearing Liabilities	690,312			660,253
Shareholders' Equity	501,487			401,830
Total Liabilities and Shareholders' Equity	$4,834,015			$4,747,545
Net Interest Income[2]		$117,910			$96,728
Net Interest Margin[2]			3.34%			2.80%
Net Interest Spread[2]			2.80%			2.24%
1 Nonaccruing loans are included in the daily average loan amounts outstanding.
2 Tax-exempt income is on an FTE basis using the statutory federal corporate income tax rate of 21%.
Net interest income for the nine months ended September 30, 2026 increased $20.9 million, or 21.7% to $117.1 million, compared to $96.2 million for the same period in 2025. On an FTE basis (non-GAAP), net interest income increased $21.2 million, or 21.9%, to $117.9 million, compared to $96.7 million for the same period in 2025. The increase was primarily attributable to higher average interest-earning assets, improved yields on interest-earning assets and lower funding costs.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Average interest-earning assets increased to $4.7 billion from $4.6 billion, while the average yield on interest-earning assets increased 19 basis points to 5.21% from 5.02%. At the same time, the average cost of total interest-bearing liabilities decreased 37 basis points to 2.41% from 2.78%. These factors contributed to a 54 basis point increase in net interest margin to 3.34% from 2.80% for the same period in 2025.
Average loan balances increased from the prior year period, primarily reflecting growth in the commercial real estate, commercial and industrial, construction and residential mortgage portfolios, partially offset by the impact of the Loan Sale Transaction completed during the first quarter of 2026. The average yield on total average loans increased 24 basis points to 5.63% from 5.39%, contributing to higher interest income. Average securities balances declined from the prior-year period; however, the Portfolio Repositioning completed during the second quarter of 2026 contributed to higher yields on the investment securities portfolio during the nine months ended September 30, 2026. Average interest-bearing deposits with banks also increased as excess liquidity generated from the Company’s strategic transactions was deployed into higher-yielding interest-bearing accounts.
Interest expense decreased as deposit costs improved and average borrowings declined from the prior-year period. The average cost of interest-bearing deposits decreased to 2.38% from 2.73%, while average FHLB borrowings decreased to $53.2 million from $99.7 million. These changes reflect the Company’s continued focus on optimizing its funding mix and reducing overall funding costs.
The following table sets forth for the periods presented a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
(Dollars in Thousands)	Volume[3]	Rate[3]	Increase/ (Decrease)	Volume[3]	Rate[3]	Increase/ (Decrease)
Interest Earned on:
Interest-Bearing Deposits with Banks	$1,088	$(125)	$963	$3,373	$(396)	$2,977
Tax-free Investment Securities[2]	849	224	1,073	1,044	431	1,475
Taxable Investment Securities	(1,243)	204	(1,039)	(2,970)	(615)	(3,585)
Total Securities	(394)	428	34	(1,926)	(184)	(2,110)
Commercial Real Estate	2,414	(1,156)	1,258	8,496	(3,317)	5,179
Commercial & Industrial[2]	1,053	(144)	909	2,381	(382)	1,999
Residential Mortgages	(73)	139	66	220	233	453
Other Consumer	(44)	(64)	(108)	(106)	(246)	(352)
Construction	1	48	49	894	974	1,868
Total Loans[1]	3,351	(1,177)	2,174	11,885	(2,738)	9,147
Other Restricted Stock, at Cost	(7)	(8)	(15)	139	(33)	106
Total Interest-Earning Assets	$4,038	$(882)	$3,156	$13,471	$(3,351)	$10,120

Interest Paid on:
Interest-Bearing Demand	$268	$(462)	$(194)	$974	$(2,106)	$(1,132)
Money Market	(271)	(786)	(1,057)	(182)	(2,207)	(2,389)
Savings	(10)	12	2	(28)	29	1
Certificates of Deposit	(734)	(1,325)	(2,059)	(1,070)	(4,843)	(5,913)
Total Interest-Bearing Deposits	(747)	(2,561)	(3,308)	(306)	(9,127)	(9,433)
Federal Home Loan Bank Borrowings	(1,188)	(83)	(1,271)	(1,385)	(218)	(1,603)
Federal Funds Purchased	—	—	—	—	—	—
Other Borrowings	(7)	(11)	(18)	—	(26)	(26)
Total Borrowings	(1,195)	(94)	(1,289)	(1,385)	(244)	(1,629)
Total Interest-Bearing Liabilities	$(1,942)	$(2,655)	$(4,597)	$(1,691)	$(9,371)	$(11,062)
Change in Net Interest Margin (FTE) [2]	$5,980	$1,773	$7,753	$15,162	$6,020	$21,182
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
The following table presents information regarding the provision (recovery) for credit losses and net charge-offs / (recoveries) for the periods presented:

(Dollars in Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Provision (Recovery) for Credit Losses	$10,476	$2,896	$7,580	$(21,431)	$(1,459)	$(19,972)
(Recovery) Provision for Unfunded Loan Commitments	(143)	335	(478)	(915)	(114)	(801)
Total Provision (Recovery) for Credit Losses on Loans	10,333	3,231	7,102	(22,346)	(1,573)	(20,773)
Provision for Securities	—	—	—	—	—	—
Total Provision (Recovery) for Credit Losses	$10,333	$3,231	$7,102	$(22,346)	$(1,573)	$(20,773)

Net Loan Charge-offs / (Recoveries)	$12,096	$157	$11,939	$(3,490)	$379	$(3,869)
Net Loan Charge-offs / (Recoveries) (annualized) / Average Portfolio Loans	1.28%	0.02%		(0.12)%	0.01%
During the three months ended September 30, 2026, the Company recorded a provision for credit losses of $10.5 million, compared to $2.9 million for the same period in 2025. The provision for the third quarter of 2026 was primarily attributable to $12.1 million in net charge-offs and increased loan volume, partially offset by a reduction in specific reserves.
During the third quarter of 2026, the Company recorded an $8.0 million charge-off related to a commercial and industrial relationship consisting of three loans that were placed on nonaccrual status during the second quarter of 2026. The charge-off followed updated third-party collateral valuations obtained during the third quarter of 2026, and subsequent collection developments, including a voluntary Chapter 11 bankruptcy filing, which created uncertainty regarding the timing and magnitude of expected cash flows during the exclusivity period and reduced the Company’s expected recovery on the relationship. The charge-off reduced the associated specific reserve from $3.1 million at June 30, 2026 to zero at September 30, 2026.
During the third quarter of 2026, the Company also recorded a $4.0 million charge-off related to a commercial real estate loan that was placed on nonaccrual status during the third quarter of 2025. The charge-off followed updated third-party collateral valuations obtained during the third quarter of 2026, which supported a reduction in the estimated value of the underlying property and reduced the Company’s expected recovery on the loan. The charge-off reduced the associated specific reserve from $0.6 million at June 30, 2026 to zero at September 30, 2026. These reductions in specific reserves were partially offset by a $0.9 million increase in specific reserves associated with a commercial real estate relationship comprising three loans, primarily due to updated market conditions.
During the nine months ended September 30, 2026, the Company recorded a recovery for credit losses of $21.4 million, compared to a recovery of $1.5 million for the same period in 2025. The recovery for the first nine months of 2026 primarily reflected the release of $18.0 million in previously established specific reserves and $15.0 million in net recovery associated with the Judgments, both related to the Loan Sale Transaction completed during the first quarter of 2026. These favorable impacts were partially offset by $12.1 million in net charge-offs recognized during the third quarter of 2026, as discussed above, as well as changes in reserves associated with the remaining loan portfolio. The recovery for credit losses during the nine months ended September 30, 2025 was primarily attributable to a decline in the Other segment reserve rate, principally related to the Company’s former largest nonperforming credit relationship following curtailment payments received during the period.
The Company also recorded recoveries for unfunded loan commitments of $0.1 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, compared to a provision of $0.3 million and a recovery of $0.1 million for the

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
same periods in 2025, respectively. The change from the prior year periods was primarily attributable to a reduction in unfunded loan commitments, including the funding of construction loan commitments as projects progressed.
As a result of these factors, the allowance for credit losses to total portfolio loans declined to 1.42% at September 30, 2026 from 1.92% at September 30, 2025. While the Company recorded a provision for credit losses during the third quarter of 2026, the year-to-date recovery for credit losses, primarily driven by the first quarter of 2026 Loan Sale Transaction and related reserve release and recovery discussed above, remained a significant contributor to earnings for the nine months ended September 30, 2026.
Net charge-offs totaled $12.1 million for the three months ended September 30, 2026, while net recoveries totaled $3.5 million for the nine months ended September 30, 2026, compared to net charge-offs of $0.2 million and $0.4 million, respectively, for the same periods in 2025. Net charge-offs (recoveries), annualized as a percentage of average portfolio loans, were 1.28% and (0.12)% for the three and nine months ended September 30, 2026, respectively, compared to 0.02% and 0.01% for the same periods in 2025.
See the “Allowance for Credit Losses” section of this MD&A for additional details regarding our charge-offs.
Noninterest Income

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gain on the Insurance Transaction	$—	$—	$—	NM	$35,949	$—	$35,949	NM
Gain on the Loan Sale Transaction	—	—	—	NM	65,000	—	65,000	NM
Losses on Sales of Securities, net	—	—	—	NM	(12,451)	—	(12,451)	NM
Service Charges, Commissions and Fees	2,504	1,860	644	34.6%	7,123	5,499	1,624	29.5%
Debit Card Interchange Fees	2,031	1,942	89	4.6%	6,242	5,988	254	4.2%
Insurance Commissions	(34)	1,004	(1,038)	(103.4)%	1,084	2,062	(978)	(47.4)%
Bank Owned Life Insurance Income	440	357	83	23.2%	1,333	1,055	278	26.4%
Other	43	207	(164)	(79.2)%	408	2,575	(2,167)	(84.2)%
Total Noninterest Income	$4,984	$5,370	$(386)	(7.2)%	$104,688	$17,179	$87,509	509.4%
NM- Not Meaningful
Noninterest income for the three months ended September 30, 2026 totaled $5.0 million, a decrease of $0.4 million compared to the same period in 2025. The decrease was primarily attributable to the Insurance Transaction completed during the second quarter of 2026 and the resulting reduction in ongoing insurance commission income. Other noninterest income decreased $0.2 million, primarily reflecting $0.5 million of unrealized losses on an equity security recognized during the third quarter of 2026, partially offset by a $0.3 million gain on a bank owned life insurance (“BOLI”) death benefit recognized during the same period. The decrease in noninterest income was further offset by a $0.6 million increase in service charges, commissions and fees, primarily reflecting higher fee income associated with deposit account services.
Noninterest income for the nine months ended September 30, 2026 totaled $104.7 million, compared to $17.2 million for the same period in 2025, an increase of $87.5 million. The increase was primarily attributable to the $65.0 million gain recognized from the Loan Sale Transaction during the first quarter of 2026, the $35.9 million net gain recognized from the Insurance Transaction during the second quarter of 2026, a $1.6 million increase in service charges, commissions and fees due to higher fee income associated with deposit account services, the $0.3 million gain on a BOLI death benefit recognized during the third quarter of 2026, and a $0.3 million increase in debit card interchange fees. These increases were partially offset by the $12.5 million of losses on sales of securities recognized in connection with the Portfolio Repositioning during the second quarter of 2026, a $2.2 million decrease in other noninterest income, and a $1.0 million decrease in insurance commission income. The decrease in other noninterest income primarily reflected a $1.9 million gain on a BOLI death benefit recognized during the first quarter of 2025. The decrease in insurance commission income primarily reflected the impact of the Insurance Transaction and the resulting reduction in ongoing insurance commission income.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Noninterest Expense

(Dollars in Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and Employee Benefits	$16,314	$14,023	$2,291	16.3%	$45,280	$41,762	$3,518	8.4%
Occupancy Expense, net	4,589	4,582	7	0.2%	14,034	13,284	750	5.6%
FDIC Insurance Expense	455	1,450	(995)	(68.6)%	1,724	4,316	(2,592)	(60.1)%
Other Taxes	82	867	(785)	(90.5)%	1,783	2,736	(953)	(34.8)%
Advertising Expense	821	669	152	22.7%	2,567	2,288	279	12.2%
Telephone Expense	325	312	13	4.2%	895	923	(28)	(3.0)%
Professional and Legal Fees	1,905	1,852	53	2.9%	5,504	5,003	501	10.0%
Data Processing	1,939	1,367	572	41.8%	5,969	4,206	1,763	41.9%
Debit Card Expense	1,305	959	346	36.1%	3,378	2,942	436	14.8%
Other	1,769	2,623	(854)	(32.6)%	9,368	8,590	778	9.1%
Total Noninterest Expense	$29,504	$28,704	$800	2.8%	$90,502	$86,050	$4,452	5.2%
Noninterest expense for the three months ended September 30, 2026 totaled $29.5 million, an increase of $0.8 million, or 2.8%, compared to the same period in 2025. The increase was primarily driven by $2.3 million in salaries and employee benefits, $0.6 million in data processing expense, and $0.3 million in debit card expense. These increases were partially offset by decreases of $1.0 million in FDIC insurance expense, $0.9 million in other noninterest expense and $0.8 million in other taxes.
The increase in salaries and employee benefits was primarily attributable to higher base salaries, incentive compensation, medical costs and restricted stock expense, partially offset by higher deferred costs associated with loan originations. Data processing expense increased primarily due to new and expanded service agreements implemented in early 2026. Debit card expenses increased primarily due to the timing of expense recognition during the quarter. FDIC insurance expense decreased primarily due to the favorable impact of the Loan Sale Transaction completed during the first quarter of 2026, which improved the Company’s risk profile and resulted in lower FDIC assessments. Other noninterest expense decreased primarily due to a $0.9 million net gain recognized on the sale of two OREO properties during the third quarter of 2026, including a property that had been written down by $0.8 million during the second quarter of 2026 based on an updated appraisal. Other taxes decreased $0.8 million, primarily due to refunds associated with amended prior year tax filings approved during the third quarter of 2026.
For the nine months ended September 30, 2026, noninterest expense totaled $90.5 million, an increase of $4.5 million, or 5.2%, compared to the same period in 2025. The increase primarily reflected increases of $3.5 million in salaries and employee benefits, $1.8 million in data processing expense, $0.8 million in other noninterest expense, $0.8 million in occupancy expense, $0.5 million in professional and legal fees and $0.4 million in debit card expense, partially offset by decreases of $2.6 million in FDIC insurance expense and $1.0 million in other taxes.
Salaries and employee benefits increased primarily due to higher incentive compensation, restricted stock expense, medical benefit costs and annual merit increases, partially offset by higher deferred costs associated with loan originations. Data processing expense increased primarily due to new and expanded service agreements implemented in early 2026. Other noninterest expense increased primarily due to the OREO property write-down discussed above and the write-down on a closed corporate office building both recognized during the second quarter of 2026, partially offset by the net gain on the sale of OREO properties recognized during the third quarter and a $0.6 million write-down on a separate OREO property during the first quarter of 2026. Occupancy expense increased primarily reflected higher costs associated with new and existing service agreements, software licenses, maintenance contracts, and related infrastructure investments, as well as higher depreciation and rent expense. Professional and legal fees increased primarily due to costs associated with the Loan Sale Transaction and higher expenses related to the management of special assets. FDIC insurance expense decreased primarily as a result of the Company’s improved risk profile following the Loan Sale Transaction completed during the first quarter of 2026. The changes in debit card expense and other taxes for the nine months ended September 30, 2026 were primarily attributable to similar factors discussed above for the three month period including the timing of expense recognition and refunds associated with amended prior-year tax filings, respectively.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
(Benefit ) Provision for Income Taxes
The (benefit) provision for income taxes decreased $3.1 million and increased $25.2 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.
For the three months ended September 30, 2026, the benefit for income taxes was primarily driven by the purchase of investment tax credits and lower state income tax expense during the third quarter of 2026.
For the nine months ended September 30, 2026, the increase in pre-tax income primarily reflected the first quarter of 2026 Loan Sale Transaction, which resulted in a $65.0 million gain on sale, an $18.0 million release of specific reserves, and a $15.0 million recovery for credit losses. In addition, the second quarter of 2026 Insurance Transaction resulted in a $35.9 million pre-tax gain, partially offset by the $12.5 million loss recognized in connection with the strategic Portfolio Repositioning. These increases to pre-tax income were partially offset by the purchases of investment tax credits in the third quarter of 2026. Comparability between the nine month periods of 2026 and 2025 was also affected by tax-exempt gains recognized on BOLI death benefits of $0.3 million during the third quarter of 2026 and $1.9 million during the first quarter of 2025.
The effective income tax rate was (21.7)% and 20.3% for the three and nine months ended September 30, 2026, respectively compared to 24.3% and 20.9% for the same periods in 2025. The effective tax rates for 2026 were below the statutory federal tax rate of 21.0%, primarily due to the purchase of investment tax credits, tax benefits associated with tax-exempt interest income, and BOLI income. Tax-exempt interest income during 2026 also benefited from changes in the composition of the securities portfolio following the Portfolio Repositioning completed during the second quarter of 2026. In comparison, the effective tax rates for the prior-year periods benefited from the $1.9 million tax-exempt BOLI death benefit recognized during the first quarter of 2025.
Refer to Note 12, (Benefit) Provision for Income Taxes, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Financial Condition
September 30, 2026
Total assets were $4.7 billion at September 30, 2026, a decrease of $121.0 million, or 2.5%, from $4.9 billion at December 31, 2025. The decrease primarily reflected lower portfolio loans, a decline in available-for-sale securities and a decrease in FRB excess reserves, partially offset by increases in equity securities, interest-bearing deposits with other financial institutions and other real estate owned.
Total cash and cash equivalents decreased $3.4 million, or 3.3%, to $101.7 million at September 30, 2026, compared to December 31, 2025. During the nine months ended September 30, 2026, liquidity generated from the Loan Sale Transaction during the first quarter of 2026 and the Insurance Transaction during the second quarter of 2026 was utilized in part to reduce higher-cost wholesale borrowings and was strategically redeployed among liquid assets, including into higher-yielding interest-bearing deposits with other financial institutions. During the third quarter of 2026, cash and cash equivalents returned to more normalized levels as available liquidity was deployed to fund loan growth and securities purchases during the quarter.
Available-for-sale securities decreased $14.0 million, or 2.0%, to $677.6 million at September 30, 2026 from $691.6 million at December 31, 2025. During the second quarter of 2026, the Company completed the Portfolio Repositioning and sold approximately $139.4 million of lower-yielding available-for-sale securities, recognizing a pre-tax loss while reinvesting a portion of the proceeds into higher-yielding securities. This Portfolio Repositioning has enhanced net interest income and improved the overall earning asset mix. Available-for-sale securities represented 14.3% of total assets at both September 30, 2026 and December 31, 2025.
Equity securities increased $11.2 million to $21.5 million at September 30, 2026, from $10.3 million at December 31, 2025, reflecting purchases of two new equity security investments of other financial institutions during the third quarter of 2026.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Other Restricted Stock, at cost decreased $7.4 million to $9.4 million at September 30, 2026, primarily reflecting lower FHLB stock holdings associated with the reduction in FHLB borrowings.
Portfolio loans decreased $108.9 million, or 3.8% annualized, to $3.8 billion at September 30, 2026, from $3.9 billion at December 31, 2025. The decrease primarily reflected the Loan Sale Transaction completed during the first quarter of 2026. Excluding the impact of the Loan Sale Transaction, the Company generated net organic loan growth during the first nine months of 2026, reflecting new loan originations despite elevated loan payoff activity.
The allowance for credit losses decreased $17.9 million, or 25.1%, to $53.6 million at September 30, 2026, from $71.5 million at December 31, 2025. The decrease primarily reflected the Loan Sale Transaction during the first quarter of 2026, including the associated release of specific reserves.
Total deposits decreased $93.6 million, or 2.97% annualized, to $4.1 billion at September 30, 2026, from $4.2 billion at December 31, 2025. The decrease was primarily attributable to declines of $117.6 million in certificates of deposit (“CDs”), $39.3 million in money market accounts and $12.7 million in savings accounts. These decreases were partially offset by increases of $48.9 million in interest-bearing demand deposits and $27.1 million in noninterest-bearing demand deposits. The Company continues to maintain a stable and diversified deposit base.
FHLB borrowings decreased $158.5 million to $20.0 million at September 30, 2026 from $178.5 million at December 31, 2025. The decrease primarily reflected the repayment of higher cost wholesale borrowings using liquidity generated from the Company’s strategic transactions during 2026, improving the Company’s funding mix and reducing its reliance on wholesale funding.
Shareholders’ equity increased $107.2 million, or 25.5%, to $526.9 million at September 30, 2026, from $419.7 million at December 31, 2025. The increase was primarily attributable to net income of $122.4 million and $1.4 million of restricted stock activity recognized during the nine months ended September 30, 2026. These increases were partially offset by a $7.0 million increase in accumulated other comprehensive loss, $5.1 million of common stock repurchases, $4.4 million of cash dividends declared, and $0.1 million of equity issuance costs associated with the Company’s DRIP.
At September 30, 2026, approximately 82.1% of total deposits were insured under FDIC insurance coverage limits, while approximately 17.9% were uninsured. At December 31, 2025, approximately 81.3% of total deposits were insured under FDIC insurance coverage limits, while approximately 18.7% were uninsured.
Securities
The following table presents the composition of available-for-sale securities at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025	$ Change
U.S. Government Agency Securities	$14,456	$19,375	$(4,919)
Residential Mortgage-Backed Securities	59,593	76,773	(17,180)
Commercial Mortgage-Backed Securities	21,794	25,122	(3,328)
Other Commercial Mortgage-Backed Securities	20,202	24,254	(4,052)
Asset Backed Securities	122,034	94,797	27,237
Collateralized Mortgage Obligations	216,341	161,820	54,521
States and Political Subdivisions	166,958	234,224	(67,266)
Corporate Notes	56,189	55,247	942
Total	$677,567	$691,612	$(14,045)
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
The securities portfolio totaled $677.6 million at September 30, 2026, a net decrease of $14.0 million from December 31, 2025. During the second quarter of 2026, the Company completed a strategic Portfolio Repositioning of a portion of its available-for-sale securities portfolio, selling approximately $139.4 million of lower-yielding securities and purchasing approximately $88.5 million of higher-yielding securities. The Portfolio Repositioning resulted in a $12.5 million pre-tax loss and has enhanced net interest income through improved portfolio yields and the overall earning asset mix. The Portfolio Repositioning is discussed further in the “Overview and Strategy” section. The decrease in the securities portfolio during the period also reflected normal principal repayments, calls, maturities and amortization. Securities represented 14.3% of total assets at both September 30, 2026 and December 31, 2025.
At September 30, 2026, the available-for-sale portfolio had gross unrealized gains of $2.0 million and gross unrealized losses of $64.7 million, compared to gross unrealized gains of $0.4 million and gross unrealized losses of $54.2 million at December 31, 2025. Although increases in intermediate and long-term market interest rates during the nine months ended September 30, 2026 placed additional valuation pressure on the remaining portfolio, the Company’s strategic Portfolio Repositioning resulted in the realization of a portion of previously existing unrealized losses through the sale of certain securities, partially mitigating the increase in gross unrealized losses on the remaining available-for-sale portfolio.
Management believes the unrealized losses on debt securities at September 30, 2026 are temporary and primarily attributable to changes in market interest rates since the securities were purchased, rather than deterioration in credit quality. Approximately 46.5% of the securities portfolio is comprised of obligations issued by U.S. government sponsored entities that carry implicit government guarantees. States and political subdivision securities represent 24.6% of the portfolio and consist primarily of general obligation and essential purpose revenue bonds, which have historically demonstrated strong credit performance and are predominantly rated AA and AAA. The Company does not intend to sell these securities and does not believe it will be required to sell them before recovery of their amortized cost basis.
Unrealized losses remained concentrated primarily in securities with intermediate and long-term maturities, whose market values are most sensitive to movements in the U.S. Treasury yield curve, particularly the five and ten-year maturities. During the nine months ended September 30, 2026, intermediate-term Treasury yields increased, placing additional valuation pressure on the remaining securities portfolio. At September 30, 2026, the five and ten-year U.S. Treasury yields were 5.09% and 5.29%, respectively, compared to 3.73% and 4.18%, respectively, at December 31, 2025. These increases would generally be expected to increase unrealized losses, particularly for longer duration securities such as municipal bonds. The Company’s strategic Portfolio Repositioning during the second quarter of 2026 partially mitigated this impact by realizing a portion of previously existing unrealized losses through the sale of selected securities.
Changes in intermediate and long-term interest rates will continue to affect the market value of fixed rate securities. Accordingly, the Company expects ongoing fluctuations in the market values of these securities as market interest rates change. Floating rate securities generally experience less market value volatility as their coupon rates adjust in response to changes in short-term interest rates.
If any impairment of securities were determined to be credit related, the Company would recognize an ACL through a provision for credit losses in the period the impairment is identified, while any non-credit related impairment would be recorded in accumulated other comprehensive loss, net of applicable taxes. At September 30, 2026 and December 31, 2025, the Company had no ACL in its securities portfolio.
Under Basel III capital rules, most banking organizations are permitted to make a one-time election to retain the existing regulatory capital treatment for accumulated other comprehensive loss. The Company elected to retain this treatment, under which accumulated other comprehensive loss is excluded from regulatory capital. As a result, changes in unrealized gains and losses on available-for-sale securities do not affect regulatory capital levels, thereby reducing capital volatility associated with interest rate movements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Loan Composition
The following table summarizes our loan portfolio at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Commercial
Commercial Real Estate	$2,173,392	$2,114,314
Commercial and Industrial	260,705	231,921
Total Commercial Loans	2,434,097	2,346,235
Consumer
Residential Mortgages	817,700	822,141
Other Consumer	24,355	28,416
Total Consumer Loans	842,055	850,557
Construction	494,491	465,613
Other	—	217,155
Total Portfolio Loans	3,770,643	3,879,560
Loans Held-for-Sale	—	339
Total Loans	$3,770,643	$3,879,899
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
Portfolio loans decreased $108.9 million, or 3.8% annualized, to $3.8 billion at September 30, 2026, from $3.9 billion at December 31, 2025. The decrease primarily reflected the Loan Sale Transaction completed during the first quarter of 2026. Excluding the impact of the Loan Sale Transaction, the Company generated net organic loan growth during the first nine months of 2026, as new loan originations more than offset approximately $450.8 million of loan payoffs during the period.
The Company actively monitors the loan portfolio in light of changing market conditions, borrower performance, and the interest rate environment. At September 30, 2026, the loan portfolio consisted of 21.3% floating rate loans that reprice monthly, 35.7% variable rate loans that reprice at least once during the life of the loan, and 43.0% fixed rate loans.
CRE loans represented 57.6% of total portfolio loans at September 30, 2026, compared to 54.5% at December 31, 2025. The CRE portfolio is monitored for potential concentrations of credit risk by market, property type and tenant exposure. Collateral securing CRE loans is geographically concentrated primarily in North Carolina, Virginia and South Carolina and includes properties within the retail/restaurant, warehouse, hospitality, multifamily, office, and long-term care sectors.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following tables present the Company's CRE loan portfolio by collateral type, including outstanding balances, loans classified as special mention or substandard, and the related percentages by collateral category as of the dates presented:

	September 30, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$515,189	$108	$—	$38,228	$—	$553,525	$3	20.4%
Warehouse	497,860	—	—	28,402	—	526,262	7,605	19.4%
Hospitality	273,080	—	—	37,983	—	311,063	—	11.5%
Multifamily	377,856	—	—	80,121	—	457,977	9,313	16.9%
Office	200,664	—	—	5,948	—	206,612	11,058	7.6%
Land	602	—	—	116,598	—	117,200	32	4.3%
Single Family	12,411	—	58,835	32,858	—	104,104	81	3.9%
Country Club	3,308	—	—	—	—	3,308	—	0.1%
Long-term Care	104,784	—	—	49,261	—	154,045	10,628	5.7%
Other	183,586	50	1,689	92,259	—	277,584	3,327	10.2%
Total	$2,169,340	$158	$60,524	$481,658	$—	$2,711,680	$42,047	100.0%

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgage	Construction	Other	Total	CRE Collateral Type in Special Mention and Substandard Risk Rating	% of Each Segment to Total CRE Collateral Type
Retail/Restaurant	$501,030	$114	$—	$49,172	$3,135	$553,451	$6	20.0%
Warehouse	460,244	—	—	40,472	—	500,716	9,568	18.1%
Hospitality	280,803	—	—	41,192	51,552	373,547	51,552	13.5%
Multifamily	348,794	—	—	86,679	—	435,473	5,402	15.7%
Office	217,092	—	—	—	508	217,600	25,658	7.9%
Land	809	—	—	101,073	36,619	138,501	36,660	5.0%
Single Family	33,420	—	62,072	15,144	13,367	124,003	13,460	4.5%
Country Club	3,346	—	—	—	45,002	48,348	45,002	1.7%
Long-term Care	59,409	—	—	37,232	—	96,641	—	3.5%
Other	208,907	73	—	70,835	—	279,815	—	10.1%
Total	$2,113,854	$187	$62,072	$441,799	$150,183	$2,768,095	$187,308	100.0%
Total CRE loans decreased $56.4 million at September 30, 2026, primarily related to the Other segment reducing to zero due to the Loan Sale Transaction, partially offset by increases in the CRE and construction loan segments due to new loan originations during the year.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Aggregate commitments to the Company’s top 10 credit relationships totaled $488.9 million, representing 12.97% of gross loans at September 30, 2026, compared to $458.2 million, or 11.81% of gross loans, at December 31, 2025. The following table reflects the impacts of the Loan Sale Transaction, which resulted in elimination of the Company’s largest nonperforming loan relationship and a meaningful decline in borrower concentration. Prior to the Loan Sale Transaction, the top 10 relationships to total gross loans at December 31, 2025 was 17.00%.
The following table summarizes our top 10 relationships and a description of industries represented at the dates presented:

	For the Periods Ending
Dollars in Thousands	September 30, 2026	December 31, 2025 balances of the September 30, 2026 top-ten Relationships	Change	September 30, 2026 % of Gross Loans	September 30, 2026 % of RBC
1. Land & Long-Term Care	$59,594	$28,227	$31,367	1.58%	9.54%
2. Multifamily	58,407	58,610	(203)	1.55%	9.35%
3. Retail & Office	53,856	54,838	(982)	1.43%	8.62%
4. Healthcare	47,954	44,779	3,175	1.27%	7.68%
5. Warehouse	46,684	47,969	(1,285)	1.24%	7.47%
6. Warehouse	45,763	46,687	(924)	1.21%	7.33%
7. Land & Self Storage	44,499	47,392	(2,893)	1.18%	7.12%
8. Multifamily	44,335	44,842	(507)	1.18%	7.10%
9. Retail & Warehouse	44,284	38,656	5,628	1.17%	7.10%
10. Long-Term Care	43,563	46,199	(2,636)	1.16%	6.97%
Top Ten (10) Relationships	$488,939	$458,199	$30,740	12.97%	78.28%
Total Gross Loans	$3,770,643	$3,879,899	$(109,256)
% of Total Gross Loans	12.97%	11.81%	1.16%
Concentration (25% of Risk Based Capital ("RBC"))	$156,151	$128,431
Unfunded loan commitments on lines of credit were $551.5 million at September 30, 2026 as compared to $643.9 million at December 31, 2025. The majority of unused commitments relate to construction lines of credit, which are expected to be funded as projects progress toward completion.
Total line of credit utilization was 53.7% at September 30, 2026, compared to 53.2% at December 31, 2025. Utilization of commercial operating lines of credit was 53.8% at September 30, 2026, compared to 52.8% at December 31, 2025.
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
Nonperforming assets consist of NPLs and other real estate owned (“OREO”). The following table summarizes nonperforming assets at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025	Change
Nonaccrual Loans
Commercial Real Estate	$17,546	$23,861	$(6,315)
Commercial and Industrial	5,961	1,013	4,948
Residential Mortgages	3,895	4,623	(728)
Other Consumer	84	25	59
Construction	435	440	(5)
Other	—	214,020	(214,020)
Total Nonperforming Loans	27,921	243,982	(216,061)
Other Real Estate Owned	1,234	142	1,092
Total Nonperforming Assets	$29,155	$244,124	$(214,969)
At September 30, 2026, total nonperforming assets decreased $215.0 million to $29.2 million compared to December 31, 2025, primarily reflecting the Loan Sale Transaction completed during the first quarter of 2026, as the Judgments were previously included in the “Other” loan segment. Total nonperforming loans decreased $216.1 million to $27.9 million at September 30, 2026 from $244.0 million at December 31, 2025.
CRE nonperforming loans decreased $6.3 million during the first nine months of 2026. The decrease primarily reflected a $4.0 million charge-off during the third quarter of 2026 related to a loan that had been placed on nonaccrual status during the third quarter of 2025. The charge-off followed updated third-party collateral valuations obtained during the third quarter of 2026 that supported a reduction in the estimated value of the underlying property and reduced the Company’s expected recovery on the loan. The decrease in CRE nonperforming loans also reflected $1.5 million in proceeds received from the sale of a property in receivership during the first quarter of 2026.
Residential mortgage nonperforming loans decreased $0.7 million during the first nine months of 2026. During the first quarter of 2026, two residential mortgage loans totaling $2.9 million were transferred to OREO and subsequently sold. The decreases were partially offset by two residential mortgage loans totaling $2.0 million that were placed on nonaccrual status during the third quarter of 2026.
Commercial and industrial (“C&I”) nonperforming loans increased $4.9 million during the first nine months of 2026. During the second quarter of 2026, a C&I relationship consisting of three loans with an aggregate principal balance of $13.4 million

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
was downgraded to substandard and placed on nonperforming status. During the third quarter of 2026, the Company recorded an $8.0 million charge-off on the relationship following updated third-party collateral valuations obtained during the third quarter of 2026, and subsequent collection developments, including a voluntary Chapter 11 bankruptcy filing, which created uncertainty regarding the timing and magnitude of expected cash flows during the exclusivity period and reduced the Company’s expected recovery on the relationship. The charge-off reduced the aggregate principal balance of the relationship to $5.4 million at September 30, 2026.
OREO increased to $1.2 million at September 30, 2026 from $0.1 million at December 31, 2025, primarily reflecting the transfer of a closed branch location and a closed corporate office to OREO during the first and second quarters of 2026, respectively. OREO activity during the nine months ended September 30, 2026 also included the transfer of two residential mortgage properties to OREO during the first quarter of 2026, both of which were subsequently sold during the third quarter of 2026.
The following is an analysis of nonperforming loans by loan portfolio segment at the dates presented, and each segment’s relative contribution to total nonperforming loans:

	September 30, 2026		December 31, 2025
(Dollars in Thousands)	Amount	% of NPLs	Amount	% of NPLs
Commercial Real Estate	$17,546	62.8%	$23,861	9.8%
Commercial and Industrial	5,961	21.3%	1,013	0.4%
Residential Mortgages	3,895	14.0%	4,623	1.9%
Other Consumer	84	0.3%	25	—%
Construction	435	1.6%	440	0.2%
Other	—	—%	214,020	87.7%
Balance End of Period	$27,921	100.0%	$243,982	100.0%
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
Allowance for Credit Losses
The following is the allocation of the ACL balance by segment at the dates presented:

	September 30, 2026		December 31, 2025
(Dollars in Thousands)	Amount	% of Loans in each Category to Total Portfolio Loans	Amount	% of Loans in each Category to Total Portfolio Loans
Commercial Real Estate	$22,269	57.7%	$22,526	54.5%
Commercial & Industrial	2,833	6.9%	2,790	6.0%
Residential Mortgages	12,753	21.7%	12,449	21.2%
Other Consumer	558	0.6%	638	0.7%
Construction	15,137	13.1%	15,020	12.0%
Other	—	—%	18,068	5.6%
Balance End of Period	$53,550	100.0%	$71,491	100.0%
The ACL decreased $17.9 million to $53.6 million, or 1.42%, of total portfolio loans at September 30, 2026 compared to $71.5 million, or 1.84%, of total portfolio loans, at December 31, 2025. The decrease primarily reflected the release of $18.0 million in reserves associated with the Loan Sale Transaction completed during the first quarter of 2026, which reduced the allowance allocated to the “Other” loan segment to zero. Excluding the impact of the Loan Sale Transaction, the allowance remained relatively consistent across the remaining loan segments. During the third quarter of 2026, specific reserves decreased as a result of the charge-offs related to the C&I relationship consisting of three loans and the CRE loan discussed above, which reduced the associated specific reserves of $3.1 million and $0.6 million, respectively, to zero. These decreases were partially

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
offset by a $0.9 million increase in specific reserves associated with a separate CRE relationship consisting of three loans, primarily due to updated market conditions.
The following table summarizes the credit quality ratios and their components at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Allowance for Credit Losses to Total Portfolio Loans
Allowance for Credit Losses	$53,550	$71,491
Total Portfolio Loans	3,770,643	3,879,560
Allowance for Credit Losses to Total Portfolio Loans	1.42%	1.84%

Nonperforming Loans to Total Portfolio Loans
Nonperforming Loans	$27,921	$243,982
Total Portfolio Loans	3,770,643	3,879,560
Nonperforming Loans to Total Portfolio Loans	0.74%	6.29%

Allowance for Credit Losses to Nonperforming Loans
Allowance for Credit Losses	$53,550	$71,491
Nonperforming Loans	27,921	243,982
Allowance for Credit Losses to Nonperforming Loans	191.79%	29.30%

Net (Recoveries) / Charge-offs to Average Portfolio Loans
Net (Recoveries) / Charge-offs (annualized)[1]	$(4,666)	$472
Average Total Portfolio Loans	3,792,235	3,759,496
Net (Recoveries) / Charge-offs to Average Portfolio Loans	(0.12)%	0.01%
1The year-to-date net (recovery)/charge-offs (annualized) for September 30, 2026 includes the $15.0 million recovery (annualized) related to the Loan Sale Transaction.
The provision (recovery) for credit losses, which includes a provision (recovery) for losses on loans and a (recovery) provision on unfunded loan commitments, represents the amount necessary to maintain the ACL at a level that reflects management's estimate of expected credit losses in the loan portfolio as of the balance sheet date. The Company recorded a provision for credit losses during the three months ended September 30, 2026, primarily reflecting net charge-offs and increased loan volume, partially offset by a reduction in specific reserves during the period. For the nine months ended September 30, 2026, the Company recorded a net recovery for credit losses, primarily reflecting the impact of the Loan Sale Transaction completed during the first quarter of 2026 and related reserve releases and recoveries, partially offset by third quarter charge-off activity. As a result of these and other changes in credit quality during the period, the ACL to total portfolio loans decreased to 1.42% at September 30, 2026 from 1.84% at December 31, 2025, while the ACL to nonperforming loans increased to 191.79% from 29.30%. The ACL to nonperforming loans ratio increased primarily reflecting the significant reduction in nonperforming loans resulting from the Loan Sale Transaction completed during the first quarter of 2026. Although the transaction also resulted in a reduction in the ACL associated with the loans sold, the decline in nonperforming loans was proportionately greater, resulting in the increased coverage ratio.
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

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table summarizes portfolio loans past due 30-89 days for the periods presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025	$ Change
Loans 30 to 89 Days Past Due
Commercial
Commercial Real Estate	$10,878	$3	$10,875
Commercial & Industrial	—	159	(159)
Total Commercial Loans	10,878	162	10,716
Consumer
Residential Mortgages	1,750	1,899	(149)
Other Consumer	100	267	(167)
Total Consumer Loans	1,850	2,166	(316)
Construction	71	908	(837)
Other	—	—	—
Total Loans 30 to 89 Days Past Due	$12,799	$3,236	$9,563
There were no portfolio loans past due more than 90 days and still accruing at September 30, 2026 or December 31, 2025. Loans past due 30 to 89 days and still accruing increased by $9.6 million to $12.8 million at September 30, 2026, compared to December 31, 2025, primarily due to a $10.6 million CRE loan that became 60 days past due during the third quarter of 2026.
The following tables represent credit exposures by internally assigned risk ratings at the dates presented:

	September 30, 2026
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Total
Pass	$2,134,777	$254,737	$813,718	$24,271	$489,662	$3,717,165
Special Mention	33	7	87	—	32	159
Substandard	38,582	5,961	3,895	84	4,797	53,319
Total Portfolio Loans	$2,173,392	$260,705	$817,700	$24,355	$494,491	$3,770,643

Performing Loans	$2,155,846	$254,744	$813,805	$24,271	$494,056	$3,742,722
Nonaccrual Loans	17,546	5,961	3,895	84	435	27,921
Total Portfolio Loans	$2,173,392	$260,705	$817,700	$24,355	$494,491	$3,770,643

	December 31, 2025
(Dollars in Thousands)	Commercial Real Estate	Commercial & Industrial	Residential Mortgages	Other Consumer	Construction	Other	Total
Pass	$2,079,579	$230,899	$816,315	$28,391	$459,071	$3,135	$3,617,390
Special Mention	10,874	9	89	—	700	—	11,672
Substandard	23,861	1,013	5,737	25	5,842	214,020	250,498
Total Portfolio Loans	$2,114,314	$231,921	$822,141	$28,416	$465,613	$217,155	$3,879,560

Performing Loans	$2,090,453	$230,908	$817,518	$28,391	$465,173	$3,135	$3,635,578
Nonaccrual Loans	23,861	1,013	4,623	25	440	214,020	243,982
Total Portfolio Loans	$2,114,314	$231,921	$822,141	$28,416	$465,613	$217,155	$3,879,560
At both September 30, 2026 and December 31, 2025, the Company had no loans classified as doubtful. Special mention loans decreased $11.5 million to $0.2 million at September 30, 2026 from $11.7 million at December 31, 2025, while substandard loans decreased $197.2 million to $53.3 million from $250.5 million.
The decrease in special mention loans was primarily attributable to the upgrade of a $10.8 million CRE office building loan from special mention to watch during the first quarter of 2026.
The decrease in substandard loans primarily reflected the first quarter 2026 Loan Sale Transaction. At December 31, 2025, the “Other” loan segment included approximately $214.0 million of substandard loans that were reduced to zero upon completion

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
of the Loan Sale Transaction. Additional reductions included the payoff of a $5.4 million construction loan, the transfer of two residential mortgage loans totaling $2.9 million to OREO, the sale of a CRE property in receivership, which reduced the related substandard loan balance by $1.5 million, and the upgrade of two C&I loans totaling $0.9 million to pass due to sustained payment performance.
These reductions were partially offset by additions to substandard loans during 2026. C&I substandard loans increased as a result of a $5.4 million relationship previously classified as doubtful that was subsequently classified as substandard during the third quarter of 2026. CRE substandard loans increased primarily due to the addition of two relationships totaling approximately $19.9 million during the third quarter of 2026. Construction substandard loans decreased primarily due to the downgrade of a $17.2 million loan during the first quarter of 2026 and the downgrade of an additional $3.3 million relationship during the third quarter of 2026.
Refer to Note 5, Allowance for Credit Losses, in the Notes to Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information related to the Company’s ACL.

Deposits
The following table presents the composition of deposits at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Noninterest-Bearing Demand	$647,585	$620,473	$27,112	4.37%
Interest-Bearing Demand	857,118	808,171	48,947	6.06%
Money Market	514,676	553,964	(39,288)	(7.09)%
Savings	313,472	326,182	(12,710)	(3.90)%
Certificates of Deposit	1,784,457	1,902,099	(117,642)	(6.18)%
Total Deposits	$4,117,308	$4,210,889	$(93,581)	(2.22)%
Deposits are the Company’s primary source of funding, and management believes its deposit base remains stable, with the ability to attract new customers while maintaining a diversified deposit mix. Total deposits decreased $93.6 million to $4.1 billion at September 30, 2026, compared to December 31, 2025. The decrease primarily reflected declines in CDs of $117.6 million, money market accounts of $39.3 million, and savings accounts of $12.7 million, partially offset by increases in interest-bearing demand deposits of $48.9 million and noninterest-bearing demand deposits of $27.1 million.
Noninterest-bearing demand deposits represented 15.7% of total deposits at September 30, 2026, compared to 14.7% at December 31, 2025, while CDs comprised 43.3% of total deposits at September 30, 2026, compared to 45.2% at December 31, 2025.
Based on the assumptions used in preparing the Company’s regulatory Call Reports, approximately 82.1% of total deposits were insured under standard FDIC insurance coverage limits at September 30, 2026, while approximately 17.9% were uninsured, compared to approximately 81.3% insured and 18.7% uninsured at December 31, 2025.
The following table presents additional information in relation to deposits at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Noninterest-Bearing Public Funds Deposits	$27,391	$33,220
Interest-Bearing Public Funds Deposits	126,174	137,600
Total Deposits not Covered by Deposit Insurance[1]	736,058	787,114
Certificates of Deposits not Covered by Deposit Insurance	290,824	310,723
Deposits for Certain Directors, Executive Officers and their Affiliates	2,179	3,207
1These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
Maturities of CDs over $250,000, excluding brokered deposits, not covered by deposit insurance at September 30, 2026 are summarized as follows:

(Dollars in Thousands)	Amount	Percent
Three Months or Less	$92,841	31.9%
Over Three Months Through Twelve Months	160,160	55.1%
Over Twelve Months Through Three Years	36,034	12.4%
Over Three Years	1,789	0.6%
Total	$290,824	100.0%
FHLB Borrowings and Federal Funds Purchased
Information pertaining to FHLB borrowings and federal funds purchased at the dates presented are summarized in the table below:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Balance at Period End
Federal Home Loan Bank Borrowings	$20,000	$178,500
Federal Funds Purchased	—	—
Average Balance during the Period
Federal Home Loan Bank Borrowings	$53,198	$110,944
Federal Funds Purchased	—	—
Average Interest Rate during the Period
Federal Home Loan Bank Borrowings	3.94%	4.19%
Federal Funds Purchased	—%	—%
Maximum Month-end Balance during the Period
Federal Home Loan Bank Borrowings	$193,500	$178,500
Federal Funds Purchased	—	—
Average Interest Rate at Period End
Federal Home Loan Bank Borrowings	4.13%	3.89%
Federal Funds Purchased	—%	—%
Borrowings represent an additional source of liquidity for the Company. FHLB borrowings decreased $158.5 million to $20.0 million at September 30, 2026, from $178.5 million at December 31, 2025, reflecting the repayment of borrowings utilizing proceeds from the Loan Sale Transaction completed during the first quarter of 2026. The Company had no overnight federal funds purchased outstanding at September 30, 2026 or December 31, 2025.
The level and composition of borrowed funds fluctuates over time based on a variety of factors, including market conditions, loan and deposit growth, investment securities activity, and capital considerations. Management actively monitors and manages borrowings to ensure they remain a reliable and cost-effective source of liquidity.
As a member of the Federal Home Loan Bank of Atlanta, the Company is required to purchase and maintain a specified level of FHLB capital stock based on asset size, outstanding borrowings, and participation in other FHLB programs. At September 30, 2026, the Company held $4.3 million of FHLB stock, compared to $11.7 million at December 31, 2025. The decrease in FHLB stock was attributable to the lower required level of stock holdings resulting from decreased FHLB borrowings.
Dividends recognized on FHLB stock totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, compared to $0.1 million and $0.4 million for the same periods in 2025, respectively. The investment in FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of its par value.
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
The Company’s primary source of liquidity is its stable customer deposit base. Management believes it can retain existing deposits and attract new deposits, limiting reliance on more volatile funding sources. In addition to deposits, the Company maintains access to multiple supplemental funding sources as part of its normal liquidity management strategy. At September 30, 2026, funding sources accessible to the Company included borrowing availability at the FHLB equal to 30.0% of total assets, or $1.4 billion, subject to eligible collateral pledged, of which the Company had the capacity to borrow an additional $818.7 million. During the nine months ended September 30, 2026, the Company’s previously disclosed $45.0 million secured line of credit with a correspondent financial institution was converted to an unsecured facility, with a borrowing capacity of $25.0 million. In addition, a $50.0 million unsecured line of credit with an unrelated correspondent financial institution was fully reinstated. During the third quarter of 2026, the Company added a $10.0 million unsecured line of credit with one additional correspondent financial institution. Reflecting the Company’s improved earnings performance and enhanced credit risk profile following the Loan Sale Transaction during the first quarter of 2026, the Company now maintains unsecured borrowing lines of credit totaling $115.0 million with five correspondent financial institutions and continues to have access to the institutional CD market.
Additional liquidity can be provided by $575.3 million of unpledged available-for-sale investment securities at fair value at September 30, 2026. Refer to the Liquidity Sources table below for further detail regarding FHLB borrowing capacity and correspondent bank lines of credit.
As of September 30, 2026, approximately 82.1% of total deposits were insured under standard FDIC coverage limits, while 17.9% were uninsured. Management actively monitors industry and market conditions that could affect liquidity and evaluates alternative funding strategies as needed. In addition, the Company closely monitors the potential impacts of interest rate movements and market conditions on the fair value of its securities portfolio, particularly in light of evolving banking industry dynamics that may influence liquidity availability or market expectations.
Maintaining a cushion of highly liquid assets or assets that can be converted to cash quickly, with little or no loss in value, is a key component of the Company’s liquidity risk management framework. ALCO policy establishes graduated risk tolerance levels for the ratio of highly liquid assets to total assets. At September 30, 2026, the Bank had $639.4 million of highly liquid assets, consisting of $64.1 million in excess reserves at the Federal Reserve and interest-bearing deposits at other financial institutions, and $575.3 million of unpledged securities. This resulted in highly liquid assets to total assets ratio of 13.5%. Total available liquidity relative to uninsured deposits was 222.0% at September 30, 2026.
While management believes current liquidity sources are sufficient, an extended economic downturn or significant market disruption could increase reliance on more volatile or higher cost funding sources.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The following table provides detail of liquidity sources at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Cash and Due From Banks	$37,626	$36,935
Interest Bearing Deposits in Other Financial Institutions	21,207	12,134
Federal Reserve Bank Excess Reserves	42,892	56,094
Unpledged Investment Securities	575,344	402,220
Excess Pledged Securities	23,363	33,443
FHLB Borrowing Availability	818,698	609,392
Collateralized Lines of Credit	—	45,000
Unsecured Lines of Credit Availability	115,000	30,000
Total Liquidity Sources	$1,634,130	$1,225,218
The following table provides total liquidity sources and ratios at the dates presented:

(Dollars in Thousands)	September 30, 2026	December 31, 2025
Total Liquidity Sources	$1,634,130	$1,225,218
Highly Liquid Assets[1] to Total Assets	13.5%	9.7%
Highly Liquid Assets[1] to Uninsured Deposits[2]	86.9%	59.8%
Total Available Liquidity to Uninsured Deposits[2]	222.0%	155.7%
1 Highly liquid assets consist of $64.1 million in Federal Reserve Bank excess reserves and interest-bearing deposits in other financial institutions, loans held-for-sale of zero and unpledged securities of $575.3 million.
2 These deposits are presented on an estimated basis. This estimate was determined based on the same methodologies and assumptions used for regulatory reporting requirements.
Capital Resources
The Company reviews, on an ongoing basis, its and the Bank’s capital levels and opportunities to effectively deploy the Company’s capital or return capital to shareholders through stock repurchases or continued dividends. The following table summarizes the actual risk-based capital amounts and ratios for the Company and the Bank at the dates presented:

(Dollars in Thousands)	Minimum Required Basel III	Well Capitalized [1]	September 30, 2026		December 31, 2025
			Amount	Ratio	Amount	Ratio
Carter Bankshares, Inc.
Leverage Ratio	4.00%	NA	$574,144	11.95%	$459,735	9.43%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	NA	574,144	14.24%	459,735	10.70%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	NA	574,144	14.24%	459,735	10.70%
Total Capital (to Risk-weighted Assets)	10.50%	NA	624,605	15.49%	513,722	11.95%

Carter Bank & Trust
Leverage Ratio	4.00%	5.00%	$557,584	11.62%	$437,670	9.01%
Common Equity Tier 1 (to Risk-weighted Assets)	7.00%	6.50%	557,584	13.87%	437,670	10.23%
Tier 1 Capital (to Risk-weighted Assets)	8.50%	8.00%	557,584	13.87%	437,670	10.23%
Total Capital (to Risk-weighted Assets)	10.50%	10.00%	607,884	15.13%	491,396	11.49%
1 To be “well capitalized” under the prompt corrective action framework applies to the Bank only.
Total shareholders’ equity was $526.9 million at September 30, 2026, an increase of $107.2 million from $419.7 million at December 31, 2025. The increase was primarily driven by net income of $122.4 million and a $1.4 million increase related to restricted stock activity during the nine months ended September 30, 2026. These increases were partially offset by a $7.0 million increase in accumulated other comprehensive loss, primarily reflecting changes in the fair value of the available-for-sale securities portfolio, $5.1 million of common stock repurchases, $4.4 million of cash dividends declared, and $0.1 million of equity issuance costs associated with the Company’s DRIP.

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)
The Company and the Bank remained well capitalized at September 30, 2026, exceeding all regulatory capital requirements. Capital ratios benefited from the Company’s earnings during the first nine months of 2026, including the gains recognized in connection with the Loan Sale Transaction and Insurance Transaction, partially offset by the loss recognized on the strategic Portfolio Repositioning of the available-for-sale securities. The key capital ratios included a leverage ratio of 11.95%, a Common Equity Tier 1 ratio of 14.24%, a Tier 1 ratio of 14.24%, and a Total risk-based capital ratio of 15.49%, all well above regulatory well-capitalized thresholds. Management believes the Company maintains a strong capital position and has the capacity to raise additional capital if needed.
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
Certain banking organizations are permitted to make a one-time election to exclude accumulated other comprehensive loss from regulatory capital. The Company elected to retain this treatment, which reduces volatility in regulatory capital levels.
Management believes that, as of September 30, 2026, the Company and the Bank met all applicable capital adequacy requirements, including the capital conservation buffer.
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
As of September 30, 2026 and December 31, 2025, the most recent regulatory notification classified the Bank as well-capitalized under the prompt corrective action framework. Management is not aware of any conditions or events since that notification that management believes would have changed the Company and the Bank’s capital category.
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
During the three and nine months ended September 30, 2026, the Company repurchased 74,151 and 182,752 shares of its common stock at a total cost of $2.2 million and $5.1 million, respectively, representing a weighted average cost per share of $29.85 and $27.86, respectively.
On May 20, 2025, the Company announced that its Board authorized a repurchase program to purchase up to $20.0 million of the Company’s common stock in the aggregate through May 14, 2026 (the “2025 Program”). The program authorized the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended.
The 2025 Program was fully utilized on October 30, 2025.
Contractual Obligations
As of September 30, 2026, there have been no material changes to the information about the Company’s contractual obligations and cash commitments disclosed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading “Contractual Obligations” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ( the “2025 Annual Report”), except that the Company repaid the majority of its outstanding FHLB advances during the nine months ended September 30, 2026, reducing its contractual debt obligations.
Off-Balance Sheet Arrangements
As of September 30, 2026, there have been no material changes to the off-balance sheet arrangements disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Off-Balance Sheet Arrangements" in the Company’s 2025 Annual Report.

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
The following table presents the estimated percentage change in pretax net interest income over the next twelve months under various instantaneous parallel interest rate shocks at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Change in Interest Rate (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
400	2.7%	(3.9)%
300	1.8%	(2.2)%
200	0.8%	(1.0)%
100	0.4%	(0.3)%
-100	1.9%	3.1%
-200	3.8%	6.2%
-300	4.5%	6.1%
-400	6.5%	4.8%

CARTER BANKSHARES, INC. AND SUBSIDIARIES
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - (continued)
The September 30, 2026 earnings simulation indicates that the Company is rate neutral to slightly liability sensitive. Under rising rate scenarios, projected net interest income increases slightly due primarily to the repricing characteristics of earning assets and funding sources, the current balance sheet composition, and asset and liability maturity structures. Under moderate declining rate scenarios, projected net interest income improves modestly, reflecting the Company’s deposit pricing assumptions and balance sheet positioning.
The Company’s interest rate risk profile at September 30, 2026 reflects several factors, including:
•higher than market rate unfunded loan commitments originated during 2025 that are expected to fund over the next twelve months;
•a shorter duration time deposit portfolio resulting from promotional deposit campaigns during the recent inverted yield curve environment;
•deposit pricing assumptions that incorporate more responsive non-maturity deposit betas in declining rate environments based on observed customer behavior during the most recent interest rate cycle; and
•changes in the balance sheet following the Company’s recent strategic transactions, including the repayment of a majority of outstanding FHLB borrowings and the investment of the remaining excess liquidity in market yielding investment grade securities and funding commercial loan growth.
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
The following table presents the estimated percentage change in EVE under various instantaneous interest rate shock scenarios at the dates indicated. At both September 30, 2026 and December 31, 2025, modeled results remained within management’s established policy limits.

	September 30, 2026	December 31, 2025
Change in Interest Rate (basis points)	% Change in Economic Value of Equity	% Change in Economic Value of Equity
400	(22.9)%	(21.3)%
300	(16.1)%	(14.1)%
200	(9.9)%	(7.9)%
100	(4.5)%	(3.1)%
-100	3.6%	2.0%
-200	6.1%	2.6%
-300	6.7%	(0.4)%
-400	5.1%	(9.9)%

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who serve as the Company’s Principal Executive Officer and Principal Financial Officer, respectively, management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. In designing and evaluating these controls and procedures, management recognizes that any system of controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Based on this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in all material respects as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company is subject to various legal and administrative proceedings and claims. Legal and administrative proceedings are subject to inherent uncertainties and unfavorable rulings could occur, and the timing and outcome of any legal or administrative proceeding cannot be predicted with certainty. Other than as set forth below, as of September 30, 2026, the Company is not involved in any material pending legal proceedings other than proceedings occurring in the ordinary course of business.
On August 17, 2026, the Company and the Bank announced that the lawsuit filed against the Company and the Bank (along with certain other unaffiliated persons and entities) in the Circuit Court of Greenbrier County, West Virginia, by James C. Justice, II, his son James C. Justice, III, his daughter Jillean L. Justice, and various related entities that he and/or they own or in which they have an investment, was voluntarily dismissed with prejudice.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 2, 2026, the Company announced that its Board authorized a repurchase program to purchase up to $10.0 million of the Company’s common stock in the aggregate over a period of twelve months beginning February 11, 2026, the date of receipt of non-objection from the Federal Reserve Bank of Richmond (the “2026 Program”). The program authorizes the purchase of the Company’s common stock in open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and/or Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The authorization permits management to repurchase shares of the Company’s common stock from time to time at management’s discretion. The actual means and timing of any shares purchased under the program, and the number of shares

CARTER BANKSHARES, INC. AND SUBSIDIARIES
actually purchased under the program, will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, management’s evaluation of the Company’s financial condition and liquidity position and applicable legal and regulatory requirements. The repurchase program may be modified or terminated by the Board at any time. The repurchase program does not obligate the Company to purchase any particular number of shares.
During the three and nine months ended September 30, 2026, the Company repurchased 74,151 and 182,752 shares of its common stock at a total cost of $2.2 million and $5.1 million, respectively, representing a weighted average cost per share of $29.85 and $27.86, respectively.
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
The 2025 Program was fully utilized on October 30, 2025.
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended September 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or approximate dollar value) of Shares that may yet be purchased under the plans or programs[2]
07/01/2026 - 07/31/2026	—	$—	—	$7,121,855
08/01/2026 - 08/31/2026	—	—	—	7,121,855
09/01/2026 - 09/30/2026	74,220	29.85	74,151	4,908,747
Total	74,220	$29.85	74,151
1 Reflects 69 shares that were withheld upon vesting of restricted shares granted to associates of the Company in order to satisfy tax withholding obligations.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

CARTER BANKSHARES, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS.
Exhibits:

3.1
Articles of Incorporation of Carter Bankshares, Inc., effective October 7, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

3.2	Bylaws of Carter Bankshares, Inc., as adopted October 28, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2020)

10.1	Form of Carter Bank & Trust Endorsement Split Dollar Agreement (filed herewith)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350 (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

CARTER BANKSHARES, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTER BANKSHARES, INC.
(Registrant)

By:	/s/ Litz H. Van Dyke
Name:	Litz H. Van Dyke
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2026

By:	/s/ Wendy S. Bell
Name:	Wendy S. Bell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 5, 2026